Form 10-Q
period 2014-09-27
Boot Barn Holdings, Inc.
filed 2014-12-09
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2014

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 001-36711

BOOT BARN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0776290 (I.R.S. employer identification no.)

15776 Laguna Canyon Road Irvine, California (Address of principal executive offices)	92618 (Zip code)

(949) 453-4400

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 1, 2014, the registrant had 25,709,663 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Quarter Ended September 27, 2014

		Page

PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 27, 2014 and March 29, 2014	3
	Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended September 27, 2014 and September 28, 2013	4
	Condensed Consolidated Statement of Stockholders’ Equity for the Twenty-Six Weeks Ended September 27, 2014	5
	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended September 27, 2014 and September 28, 2013	6
	Notes to the Condensed Consolidated Financial Statements as of and for the Thirteen and Twenty-Six Weeks Ended September 27, 2014 and September 28, 2013	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Part 1. Financial Information

Item 1.         Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 27, 2014	March 29, 2014

Assets
Current assets:
Cash and cash equivalents	$1,381	$1,118
Accounts receivable	1,839	2,191
Inventories	119,447	102,702
Prepaid expenses and other current assets	13,654	8,685
Total current assets	136,321	114,696
Property and equipment, net	23,485	21,450
Goodwill	93,097	93,097
Intangible assets, net	58,410	59,723
Other assets	3,078	2,897
Total assets	$314,391	$291,863

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$51,856	$28,624
Accounts payable	42,328	36,029
Accrued expenses and other current liabilities	21,234	20,763
Current portion of notes payable	1,308	1,000
Total current liabilities	116,726	86,416
Deferred taxes	20,341	19,960
Long-term portion of notes payable	128,365	98,500
Other liabilities	2,407	2,412
Total liabilities	267,839	207,288

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; September 27, 2014 - 100,000 shares authorized, 19,929 shares issued and outstanding; March 29, 2014 - 100,000 shares authorized, 18,929 shares issued and outstanding	2	2
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	44,197	78,834
Retained earnings	2,353	1,652
Total Boot Barn Holdings, Inc. stockholders’ equity	46,552	80,488
Non-controlling interest	—	4,087
Total stockholders’ equity	46,552	84,575
Total liabilities and stockholders’ equity	$314,391	$291,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	$86,384	$77,370	$168,881	$141,944
Cost of goods sold	58,631	53,207	114,238	95,353
Amortization of inventory fair value adjustment	—	434	—	579
Total cost of goods sold	58,631	53,641	114,238	95,932
Gross profit	27,753	23,729	54,643	46,012
Operating expenses:
Selling, general and administrative expenses	23,371	23,861	44,868	42,706
Acquisition-related expenses	—	—	—	671
Total operating expenses	23,371	23,861	44,868	43,377
Income (loss) from operations	4,382	(132)	9,775	2,635
Interest expense, net	2,821	2,206	5,578	7,284
Other income, net	7	3	25	11
Income (loss) before income taxes	1,568	(2,335)	4,222	(4,638)
Income tax expense (benefit)	624	(875)	1,865	(1,733)
Net income (loss)	944	(1,460)	2,357	(2,905)
Net income (loss) attributed to non-controlling interest	—	(73)	4	(145)
Net income (loss) attributed to Boot Barn Holdings, Inc.	$944	$(1,387)	$2,353	$(2,760)

Net income (loss) per share:
Basic shares	$0.05	$(0.07)	$0.05	$(0.15)
Diluted shares	$0.05	$(0.07)	$0.05	$(0.15)
Weighted average shares outstanding:
Basic shares	19,929	18,929	19,539	18,929
Diluted shares	20,552	18,929	20,121	18,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance at March 29, 2014	18,929	$2	$78,834	$1,652	$4,087	$84,575
Net income	—	—	—	2,353	4	2,357
Stock-based compensation expense	—	—	920	—	—	920
Dividend paid	—	—	(39,648)	(1,652)	—	(41,300)
Reorganization and issuance of stock	1,000	—	4,091	—	(4,091)	—
Balance at September 27, 2014	19,929	$2	$44,197	$2,353	$—	$46,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 27, 2014	September 28, 2013

Cash flows from operating activities
Net income (loss)	$2,357	$(2,905)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,819	1,794
Stock-based compensation	920	593
Amortization of intangible assets	1,313	1,926
Amortization of deferred loan fees	371	2,227
Loss on disposal of property and equipment	86	291
Accretion of above market leases	(90)	(119)
Deferred taxes	381	338
Amortization of inventory fair value adjustment	—	579
Changes in operating assets and liabilities:
Accounts receivable	352	402
Inventories	(16,745)	(13,984)
Prepaid expenses and other current assets	(4,969)	(4,021)
Other assets	168	(144)
Accounts payable	5,992	1,207
Accrued expenses and other current liabilities	471	3,533
Other liabilities	49	291
Net cash used in operating activities	(6,525)	(7,992)

Cash flows from investing activities
Purchases of property and equipment	(4,597)	(5,041)
Purchase of trademark rights	—	(100)
Acquisition of business, net of cash acquired	—	(13,980)
Net cash used in investing activities	(4,597)	(19,121)

Cash flows from financing activities
Line of credit - net	23,232	20,361
Proceeds from loan borrowings	30,750	100,000
Repayments on debt and capital lease obligations	(615)	(69,531)
Debt issuance fees	(682)	(3,185)
Dividends paid	(41,300)	—
Repayment of debt in connection with acquisition	—	(20,078)
Net cash provided by financing activities	11,385	27,567

Net increase in cash and cash equivalents	263	454
Cash and cash equivalents, beginning of period	1,118	1,190
Cash and cash equivalents, end of period	$1,381	$1,644

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,152	$418
Cash paid for interest	$4,599	$4,983
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$439	$737
Equipment acquired through capital lease	$36	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

1.              Business Operations

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consisted of 100,000,000 authorized shares and 19,929,350 issued and outstanding shares of common stock as of September 27, 2014. The shares of common stock have voting rights of one vote per share.

As of June 8, 2014, the Company held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. On June 9, 2014, WW Holding Corporation was merged with and into the Company and then Boot Barn Holding Corporation was merged with and into the Company. As a result of this reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of the Company, and the minority stockholders that formerly held 5.0% of Boot Barn Holding Corporation became holders of 5.0% of the Company. Net income (loss) attributed to non-controlling interest was recorded for all periods through June 9, 2014. Subsequent to June 9, 2014, there were no noncontrolling interests. On June 10, 2014, the legal name of the Company was changed from WW Top Investment Corporation to Boot Barn Holdings, Inc.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 158 stores in 24 states as of September 27, 2014 and 152 stores in 23 states as of March 29, 2014. As of September 27, 2014, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

2.              Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s final prospectus filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2014. Presented below in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

Basis of Presentation

The Company’s consolidated financial statements as of and for the thirteen weeks and twenty-six weeks ended September 27, 2014 and September 28, 2013 are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”) and Baskins Acquisition Holdings, LLC (“Baskins”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 2015.

Fiscal Year

The Company reports its results of operations and cash flows on a 52- or 53-week basis, and its fiscal year ends on the Saturday closest to March 31. The years ending March 29, 2014 (“fiscal 2014”) and March 30, 2013 (“fiscal 2013”) each consisted of 52 weeks. Fiscal quarters contain thirteen weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen weeks. The second quarter of fiscal 2015 and fiscal 2014 ended on September 27, 2014 and September 28, 2013, respectively.

Comprehensive Income

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company operates in a single operating segment, which includes net sales generated from its retail stores and e-commerce website. All of the Company’s identifiable assets are in the U.S.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting the Company’s consolidated financial statements are those relating to revenue recognition, inventories, goodwill, intangible and long-lived assets, stock-based compensation and income taxes. Management regularly evaluates its estimates and assumptions based upon historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As of September 27, 2014, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances. To the extent actual results differ from those estimates, the Company’s future results of operations may be affected.

Fair Value of Certain Financial Assets and Liabilities

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”) which requires disclosure of the estimated fair value of certain assets and liabilities defined by the guidance as financial instruments. The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and debt. ASC 820 defines the fair value of financial instruments as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

·                  Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities.

·                  Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

·                  Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.

Cash and cash equivalents, accounts receivable and accounts payable are valued at fair value and are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified as Level 2 or Level 3 even though there may be certain significant inputs that are readily observable. The Company believes that the recorded value of its financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or duration.

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 4, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements as of September 27, 2014 on a recurring basis.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company adopted this ASU on March 30, 2014, and the adoption of this guidance did not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment ” and “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. Based on the Company’s evaluation of the ASU, its adoption of this update is not expected to have a material impact on the Company’s financial position or results of operation.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue From Contracts with Customers”. The ASU amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The new standard is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The Company is required to adopt this new standard for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The new revenue accounting standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Based on the Company’s evaluation of the ASU, its adoption of this update is not expected to have a material impact on the Company’s financial position or results of operation.

In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance will be effective for us as of December 15, 2016. The new guidance is not expected to have an impact on our financial position, results of operations, or cash flows.

3.              Business Combinations

Baskins Acquisition Holdings, LLC

Effective May 25, 2013, the Company completed the acquisition of 100% of the member interests in Baskins, including 30 stores and an online retail website. Baskins was a specialty western retailer with stores in Texas and Louisiana, and the acquisition expanded the Company’s operations into these core markets. All of the acquired Baskins stores were subsequently converted into Boot Barn stores. The goodwill represents the additional amounts paid in order to expand the Company’s geographical presence.

The acquisition-date fair value of the consideration transferred totaled $37.7 million, which consisted of $36.0 million in cash and $1.7 million of contingent consideration. The $36.0 million of cash included $13.7 million paid to the members of Baskins, $2.2 million paid into an escrow account and $20.1 million to repay Baskins’ outstanding debt. These payments were partially offset by $1.9 million, which represents the amount of cash on hand immediately prior to the closing of the acquisition. As of September 27, 2014, $1.7 million remained in an escrow account and is not included in the Company’s condensed consolidated balance sheet. Due to the nature of the escrow account, the cash portion of the consideration transferred was determined only provisionally and was subject to change pending the outcome of any escrow claims. Claims against the escrow account could have been made until November 30, 2014, but no claims were made as of that date.

The Company was obligated to make additional earnout payments, contingent on the achievement of milestones relating to 12-month store sales associated with three new stores for the periods beginning January 24, 2013, January 31, 2013 and February 20, 2013 at each of the three stores. The maximum amount payable upon achievement of the milestones was $2.1 million. Each of the milestones was achieved, and the Company made a cash payment of $2.1 million in the fourth quarter of fiscal 2014. As of the acquisition date, the Company estimated that these earnout payments would be $1.7 million, based on then existing facts and circumstances. The estimated fair value of this earnout was determined by using revenue projections and applying a discount rate to reflect the risk of the underlying conditions not being satisfied, such that no payment would be due. The fair value measurement of the earnout was based primarily on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. A total of $0.4 million from the revaluation of contingent consideration was recorded in the fourth quarter of fiscal 2014 to selling, general and administrative expenses in the Company’s consolidated statement of operations.

The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The goodwill is deductible for income tax purposes. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price (in thousands):

At May 25, 2013 (Level 3)

Assets acquired:
Cash and cash equivalents	$1,935
Current assets	22,083
Property and equipment, net	5,850
Intangible assets acquired	5,006
Goodwill	15,064
Other assets	109
Total assets acquired	50,047
Liabilities assumed:
Other current liabilities	12,119
Line of credit - current	10,259
Notes payable - current	9,819
Contingent consideration	1,740
Above-market leases	83
Capital lease obligation	138
Total liabilities assumed	34,158
Total purchase price	$15,889

Definite-lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight-line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for trademarks is six months, non-compete agreements is four to five years, customer lists is five years, and below-market leases is two to 17 years. For leases under market rent, amortization is based on the discounted future benefits from lease payments under market rents.

Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The Company incurred $0.7 million of acquisition-related costs during the twenty-six weeks ended September 28, 2013. The amount of net revenue and net income of Baskins included in the Company’s condensed consolidated statements of operations from the acquisition date to September 28, 2013 were $17.0 million and less than $0.1 million, respectively.

Supplemental As Adjusted Data (Unaudited)

The unaudited as adjusted statements of operations data below gives effect to the Baskins acquisition, as well as the Company’s acquisition of RCC on August 31, 2012, as if they had all occurred as of March 30, 2013. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Baskins, RCC and Boot Barn Holding Corporation to reflect the effects of amortization of purchased intangible assets and acquired inventory valuation step-up, additional financing as of April 3, 2011 in order to complete the acquisitions, income tax expense and other transaction costs directly associated with the acquisitions such as legal, accounting and banking fees. The adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. Pre-acquisition net sales and net income numbers for acquired entities are derived from their books and records prepared prior to the acquisition. This as adjusted data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place as of the date noted above.

As adjusted net sales (Unaudited)

(in thousands)	Twenty-Six Weeks Ended September 28, 2013

Net sales (as reported)	$141,944
Baskins	8,290
As adjusted net sales	$150,234

As adjusted net loss (Unaudited)

(in thousands)	Twenty-six weeks ended September 28, 2013

Net loss (as reported)	$(2,905)
Baskins	733
RCC	(563)
Boot Barn Holding Corporation	1,994
As adjusted net income	$(741)

4.              Revolving Credit Facilities and Long-Term Debt

Revolving Credit Facility (PNC Bank, N.A.)

On December 11, 2011, the Company obtained a collateral-based revolving line of credit with PNC Bank, N.A. (the ‘‘PNC Line of Credit’’), which the Company amended on August 31, 2012 and May 31, 2013. On April 15, 2014, the Company amended the PNC Line of Credit to increase the borrowing capacity from $60.0 million to up to $70.0 million. All other material terms of the PNC Line of Credit remained unchanged. The PNC Line of Credit is to be used for working capital and general corporate purposes, and has a maturity date of May 31, 2018. The available borrowing under the PNC Line of Credit is based on the collective value of eligible inventory and credit card receivables multiplied by specific advance rates, and is recalculated monthly. The PNC Line of Credit bears interest at (1) 0.75% if the amount of borrowings are less than 60% of the maximum borrowing capacity or 1.00% if the total borrowings are greater than 60% of the maximum borrowing capacity, plus (2) the highest of the bank’s public lending rate, federal funds open rate plus 0.50%, or the LIBOR rate for a period of one month plus 1.00%. The Company can also elect to use the Eurodollar rate plus 0.75% if the amount of borrowings is less than 60% of the maximum borrowing capacity or 1.00% if the total borrowings are greater than 60% of the maximum borrowing capacity. As of September 27, 2014, the total amount available to borrow was $17.9 million and the outstanding balance was $51.9 million. The outstanding borrowings as of September 27, 2014 consisted of $49.0 million outstanding at a rate of 1.9% and $2.9 million outstanding at a rate of 4.0%. Total interest expense incurred on the PNC Line of Credit for the thirteen and twenty-six weeks ended September 27, 2014 was $0.3 million and $0.6 million, respectively.

The PNC Line of Credit includes certain financial and nonfinancial covenants. The financial covenants include a minimum fixed charge coverage ratio only when ‘‘excess availability’’ falls below specified floor levels, while nonfinancial covenants include restrictions on a number of other activities. The Company was in compliance with its financial covenants as of September 27, 2014.

$130 Million Term Loan Due May 2019 (Golub Capital LLC)

The Company entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to term loan and security agreement dated September 23, 2013 (the “Golub Loan”). On April 14, 2014, the Company entered into an amended and restated term loan and security agreement for the Golub Loan. The amended and restated loan and security agreement increased the borrowings on the Golub Loan from $99.2 million to $130.0 million. The obligations under the Golub Loan are secured by substantially all of the

Company’s assets and the Company’s guarantors’ assets. A provision allowing the Company to conduct an initial public offering was also added to the amended and restated loan and security agreement. As of September 27, 2014, the principal on the Golub Loan was payable in quarterly installments of $327,000 made each calendar quarter and ending on the maturity date of the Golub Loan, which is May 31, 2019. The balance of the unpaid principal will be paid on the maturity date. All other material terms of the Golub Loan remain unchanged from the May 31, 2013 Golub Loan. The proceeds of the amendment to the Golub Loan were used to fund a portion of the $39.9 million dividend that was paid in April 2014. See Note 5 “Stock-based compensation”. The outstanding balance of the Golub Loan was $129.7 million at September 27, 2014.

Interest on the Golub Loan is paid quarterly and is calculated on either a base rate or the LIBOR rate. The base rate is a floating interest rate that is the sum of 4.75% plus the higher of (1) the prime rate, (2) the one-month LIBOR rate plus 1% with a LIBOR floor of 1.25% or (3) the Federal Funds rate, plus 50 basis points. The LIBOR rate is 5.75%, plus the LIBOR rate for a period of one, two, three, six, or, if available to all lenders, nine or 12 months (with a LIBOR floor of 1.25%), as elected by the Company. Interest is payable quarterly in arrears on the last day of each quarter. Interest charges are computed on the actual principal outstanding. As of September 27, 2014, the interest rate on the Golub Loan was 7.0%. Total interest expense incurred on the Golub Loan was $2.3 million and $6.4 million for the thirteen and twenty-six weeks ended September 27, 2014, respectively.

The Golub Loan requires the Company to meet certain financial and non-financial covenants. Financial covenants include a minimum interest coverage ratio and a maximum total leverage ratio. In addition, the term loan agreement also limits the amount that the Company can spend on capital expenditures per year. The Company was in compliance with all of its financial covenants as of September 27, 2014. The Golub Loan also requires, at the lender’s discretion, that 50% of the Company’s excess cash flow, as defined in the Golub Loan agreement, be used to make prepayments of outstanding loan amounts. The Company is also subject to early termination fees in certain instances of voluntary prepayments of the Golub Loan in excess of $10.0 million.

If there is an event of default under the Golub Loan, the principal and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the amended and restated term loan and security agreement. Events of default under the Golub Loan include, but are not limited to, the Company becoming delinquent in making certain payments due under the Golub Loan, the Company incurring certain events of default with respect to other indebtedness or obligations, the Company undergoing a change in control or the Company becoming subject to certain bankruptcy proceedings or orders. As of September 27, 2014, no events of default had occurred.

$20 Million Term Loan (PNC Bank, N.A.)

The Company entered into a loan and security agreement with PNC Bank N.A. on December 11, 2011, as amended by the first amendment to term loan agreement dated August 31, 2012 (the “PNC Term Loan”). The PNC Term Loan included a term loan facility of $20.0 million. Interest accrued on outstanding amounts under the PNC Term Loan at the rate of 7.5% per annum, due monthly. Effective October 1, 2012, monthly principal payments of $166,667 were required. In connection with the closing of the Golub Loan in May 2013, the Company converted all outstanding amounts on the PNC Term Loan to borrowings under the PNC Line of Credit.

Senior Subordinated Term Loans (Related Party Term Loans)

On December 11, 2011, the Company obtained senior subordinated term loans from certain subordinated lenders, in the aggregate amount of $25.0 million, bearing interest at the rate of 12.5%, due quarterly. The subordinated lenders were related parties. On August 31, 2012, the Company borrowed an additional $25.5 million from the subordinated lenders. See Note 8, “Related party transactions”. In connection with the closing of the Golub Loan in May 2013, the Company paid off all outstanding amounts on its senior subordinated term loans.

The Company incurred approximately $4.0 million of deferred loan fees related to the issuance of the Golub Loan and the PNC Line of Credit, which are being amortized to interest expense using the effective interest method over the term of the loan through May 31, 2019. The remaining balance of deferred loan fees as of September 27, 2014 is $3.2 million, and is included in prepaid expenses and other current assets (current portion) and other assets (long-term portion) on the condensed consolidated balance sheet.

Aggregate contractual maturities for the Company’s line of credit and long-term debt as of September 27, 2014 are as follows (in thousands):

Fiscal year

2015	$654
2016	1,308
2017	1,308
2018	1,308
2019	53,164
Thereafter	123,787
Total	$181,529

5.              Stock-Based Compensation

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors to purchase up to a total of 3,750,000 shares of common stock. As of September 27, 2014, all awards granted by the Company have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On April 11, 2014, the Company declared and subsequently paid a pro rata cash dividend to its stockholders totaling $39.9 million, made a cash payment of $1.4 million to holders of vested options, and lowered the exercise price of 1,918,550 unvested options by $2.00 per share. The cash payments totaling $41.3 million reduced retained earnings to zero and reduced additional paid-in capital by $39.7 million. The 2011 Plan has nondiscretionary antidilution provisions that require the fair value of the option awards to be equalized in the event of an equity restructuring. Consequently, the board of directors of the Company was obligated under the antidilution provisions to approve the reduction of the exercise price on the unvested options and make the cash payment to the holders of vested options. No incremental stock-based compensation expense was recognized for the dividend for the vested options or reduction in exercise price for the unvested options.

During the twenty-six weeks ended September 27, 2014, the Company granted certain members of management options to purchase a total of 237,500 shares of common stock under the 2011 Plan. The total grant date fair value of stock options granted in the twenty-six weeks ended September 27, 2014 was $1.5 million, with grant date fair values ranging from $6.20 to $6.36 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $11.14 and $11.40. No stock options were granted during the thirteen weeks ended September 27, 2014.

During the thirteen and twenty-six weeks ended September 28, 2013, the Company granted certain members of management options to purchase a total of 200,000 shares of common stock under the 2011 Plan. The total grant date fair value of the stock options was $1.4 million, all with a grant date fair value $6.92 per share. The Company is recognizing the expense relating to these stock option on a straight-line basis over the five-year service period of the awards. The exercise price of all these awards is $7.18 per share.

The fair values of stock options granted during the twenty-six weeks ended September 27, 2014 were estimated on the grant dates using the following assumptions:

Twenty-Six Weeks Ended September 27, 2014

Expected option term(1)	6.5 years
Expected volatility factor(2)	56%
Risk-free interest rate(3)	2.03% - 1.97%
Expected annual dividend yield(4)	0%

(1)         The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.

(2)         Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.

(3)         The risk-free interest rate is determined using the rate on treasury securities with the same term.

(4)         The board of directors paid a dividend to stockholders in April 2014. The Company’s board of directors does not plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The stock option awards discussed above were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock price over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield, if any. The Company’s estimate of pre-vesting forfeitures, or forfeiture rate, was based on its internal analysis, which included the award recipients’ positions within the Company and the vesting period of the awards. The Company will issue shares of common stock when the options are exercised.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The estimated market value per share was $13.57 and $11.40 at September 27, 2014 and March 29, 2014, respectively. The following table summarizes the stock award activity for the twenty-six weeks ended September 27, 2014 (aggregate intrinsic value in thousands):

		Grant Date	Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price(1)	Life (in Years)	Value

Outstanding at March 29, 2014	2,515,000	$5.97
Granted	237,500	$10.23
Cancelled, forfetied or expired	—	$—
Outstanding at September 27, 2014	2,752,500	$6.34	8.0	$19,908
Vested and expected to vest at September 27, 2014	2,752,500	$6.34	8.0	$19,908
Exerciseable at September 27, 2014	761,450	$6.49	7.5	$5,390

(1)         The grant date weighted-average exercise price reflects the reduction of the exercise price by $2.00 per share for the 1,918,550 unvested options that were part of the April 2014 dividend discussed above.

Stock-based compensation expense was $0.5 million and $0.4 million for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively and $0.9 million and $0.6 million for the twenty-six weeks ended September 27, 2014 and September 28, 2013, respectively. Stock-based compensation expense of $0.1 million and less than $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, and $0.2 million and less than $0.1 million for each of the twenty-six weeks ended September 27, 2014 and September 28, 2013, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of September 27, 2014, there was $6.5 million of total unrecognized stock-based compensation expense related to unvested stock options. This cost has a weighted-average remaining recognition period of 2.2 years.

A summary of the status of non-vested stock options as of September 27, 2014 and changes during the twenty-six weeks ended September 27, 2014 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested at March 29, 2014	1,793,550	$3.55
Granted	237,500	$6.28
Vested	(40,000)	$6.92
Nonvested shares forfeited	—	$—
Nonvested at September 27, 2014	1,991,050	$3.81

6.              Commitments and Contingencies

The Company has employment agreements with three key officers of the Company. One of the employment agreements expires in November 2015. This agreement automatically renews for successive one-year terms and will continue to do so unless otherwise terminated. The two other employment agreements do not expire. The employment agreements, together with a letter agreement between one of these officers and the Company, provide for minimum salary levels and incentive bonuses that are payable under certain business conditions, as well as guaranteed payments in the event of termination of employment in certain circumstances. The future amounts payable under these employment agreements and this letter agreement have not been recorded in the condensed consolidated financial statements as of September 27, 2014 and March 29, 2014.

The Company is involved, from time to time, in litigation that is incidental to its business. The Company has reviewed these matters to determine if reserves are required for losses that are probable and reasonable to estimate in accordance with FASB ASC Topic 450, Contingencies. The Company evaluates such reserves, if any, based upon several criteria, including the merits of each claim, settlement discussions and advice from outside legal counsel, as well as indemnification of amounts expended by the Company’s insurers or others, if any. In management’s opinion, none of these legal matters, individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations, cash flows or liquidity.

During the normal course of its business, the Company has made certain indemnifications and commitments under which the Company may be required to make payments for certain transactions. These indemnifications include those given to various lessors in connection with facility leases for certain claims arising from such facility leases, and indemnifications to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The majority of these indemnifications and commitments do not provide for any limitation of the maximum potential future payments the Company could be obligated to make, and their duration may be indefinite. The Company has not recorded any liability for these indemnifications and commitments in the condensed consolidated balance sheets, statements of operations or cash flows as the impact is expected to be immaterial.

7.              Income Taxes

The Company accounts for income taxes and the related accounts under the liability method in accordance with ASC Topic 740, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates to be in effect during the year in which the basis differences reverse. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 39.8% and 37.5% for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, and 44.2% and 37.4% for the twenty-six weeks ended September 27, 2014 and September 28, 2013, respectively. The effective tax rates for the thirteen and twenty-six weeks ended September 27, 2014 are higher than their comparable periods in fiscal 2014 due to increased income before income taxes and $0.2 million of discrete items recognized in the first quarter of fiscal 2015.

8.             Related Party Transactions

Leases and Other Transactions

The Company has a lease agreement for one of its stores at a location owned by one minority stockholder of the Company. The Company paid less than $0.1 million for these leases during both of the thirteen weeks ended September 27, 2014 and September 28, 2013, and $0.1 million for both of the twenty-six weeks ended September 27, 2014 and September 28, 2013. These lease payments are included in selling, general and administrative expenses in the consolidated statements of operations.

Related Party Loans

As of March 30, 2013, the Company had notes payable (see Note 4, “Revolving Credit Facilities and Long-Term Debt”) to the subordinated lenders who own common stock of the Company. These notes were paid in full in May 2013. Interest and early termination fees paid to these entities totaled $3.6 million in the twenty-six weeks ended September 28, 2013.

9.              Earnings (Loss) Per Share

Earnings (loss) per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by the Company to purchase the common shares at the average market price during the period. Dilutive potential shares of common stock represent outstanding stock options. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

As discussed in Note 5, “Stock-based compensation”, holders of vested stock options received a cash payment of $1.4 million, which the Company deducted from net income for purposes of the earnings per share calculation to determine the net income available to common shareholders. This resulted in net income available for common stockholders of $0.9 million for purposes of the earnings per share calculation for the twenty-six weeks ended September 27, 2014.

The components of basic and diluted loss per share of common stock, in aggregate, for the thirteen and twenty-six weeks ended September 27, 2014 and September 28, 2013 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income (loss) attributed to Boot Barn Holdings, Inc.	$944	$(1,387)	$2,353	$(2,760)
Weighted average basic shares outstanding	19,929	18,929	19,539	18,929
Dilutive effect of stock options	623	—	582	—
Weighted average diluted shares outstanding	20,552	18,929	20,121	18,929
Basic earnings (loss) per share	$0.05	$(0.07)	$0.05	$(0.15)
Diluted earnings (loss) per share	$0.05	$(0.07)	$0.05	$(0.15)

Options to purchase 350,000 shares and 599,463 shares of common stock were outstanding during the thirteen and twenty-six weeks ended September 27, 2014, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

The Company incurred a net loss for both of the thirteen and twenty-six weeks ended September 28, 2013. Therefore, potentially dilutive shares totaling 1,828,800 and 1,568,350 for the thirteen and twenty-six weeks ended September 28, 2013, respectively, are excluded from diluted weighted average shares outstanding for purposes of determining diluted loss per share.

10.       Subsequent Events

Amendment of Certificate of Incorporation

On October 19, 2014, the Company’s board of directors authorized the amendment of its certificate of incorporation to increase the number of shares that the Company is authorized to issue to 100,000,000 shares of common stock, par value $0.0001 per share. In addition, the amendment of the certificate of incorporation authorized the Company to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and effect a 25-for-1 stock split of its outstanding common stock. The amendment became effective on October 27, 2014. Accordingly, all common share and per share amounts in these condensed consolidated financial statements have been adjusted to reflect the 25-for-1 stock split as though it had occurred at the beginning of the initial period presented.

Initial Public Offering

On October 29, 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 5,000,000 shares of its common stock. In addition, on October 31, 2014, the underwriters exercised their option to purchase an additional 750,000 shares of common stock from the Company to cover over-allotments. As a result, the total IPO size was 5,750,000 shares of common stock sold by the Company at a price of $16.00 per share.

Capitalized Offering Costs

As of September 27, 2014, the Company had capitalized $2.0 million of offering costs associated with the IPO, which were recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet. Upon the completion of the IPO, these offering costs, in addition to any offering costs incurred subsequent to September 27, 2014, were reclassified to additional paid-in capital and offset against the IPO proceeds.

2014 Equity Incentive Plan

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorized the Company to issue options to employees, consultants and directors to purchase up to a total of 1,600,000 shares of common stock, par value $0.0001 per share. All awards granted by the Company to date have been nonqualified stock options or restricted stock awards.

Principal Payment On Golub Loan

On November 5, 2014, the Company used $81.9 million of the net proceeds from the IPO to pay down the principal balance on the Golub Loan. The Company incurred a pre-payment penalty of $0.6 million and accelerated amortization of deferred loan fees of $1.7 million, which was recorded to interest expense in the third quarter of fiscal 2015. The principal balance will be repaid in quarterly installments of $119,953 made each calendar quarter beginning December 31, 2014 and ending on the maturity date of May 31, 2019.

Amendments to Credit Facilities

On November 5, 2014, the Company entered into a third amendment (the “PNC Amendment”) to the PNC Line of Credit and an amendment (the “Golub Amendment”) to the Golub Loan. The PNC Amendment and the Golub Amendment each (a) permit certain addbacks to the definition of “EBITDA” (Earnings Before Interest, Taxes, Depreciation and Amortization) relating to expenses incurred in connection with the Company’s recently consummated IPO and the preparation of the Amendments, (b) revise the “Change of Control” definition and the covenant restricting certain equity issuances to be more customary for a publicly traded company, (c) delete the equity cure provisions, and (d) change the financial statement deliverable requirements, and timing, to align with the Securities and Exchange Commission disclosure requirements. In addition, the Golub Amendment reduced the applicable LIBOR Floor to 1.00% and changed the current interest rate from 7.00% to 6.75%.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our final prospectus filed with the Securities and Exchange Commission, or SEC, on October 30, 2014. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our final prospectus filed with the SEC on October 30, 2014, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Boot Barn is the largest and fastest-growing lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of September 27, 2014, we operated 158 stores in 24 states, as well as a growing e-commerce website, bootbarn.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of approximately 200 brands and more than 1,500 styles on average, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not impacted by changing fashion trends.

We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers, and as a result, many of our customers make purchases in both the western and work wear sections of our stores. We target a broad and growing demographic, ranging from passionate western and country enthusiasts, to workers seeking dependable, high-quality footwear and clothing. Our broad geographic footprint, which comprises more than twice as many stores as our nearest direct competitor that sells primarily western and work wear, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Baskins Acquisition

On May 25, 2013, we acquired Baskins Acquisition Holdings, LLC, or Baskins, a western and work-related retail chain of 30 stores located in Texas and Louisiana. We refer to our acquisition of Baskins as the Baskins Acquisition. In connection with the Baskins Acquisition, we amended our revolving credit facility to increase the size of the facility to $60.0 million and entered into our term loan facility. Upon the closing of the Baskins Acquisition, we used borrowings under our revolving credit facility and our term loan facility, to, among other things, pay the cash portion of the acquisition consideration, repay our then-existing term loan facility and mezzanine notes, including prepayment penalties, and pay fees and expenses incurred in connection with the Baskins Acquisition. Commencing on May 25, 2013, our consolidated financial statements and condensed consolidated financial statements include the financial position, results of operations and cash flows of Baskins. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair values as of the closing date of the Baskins Acquisition, which has resulted in the recognition of goodwill.

Through the Baskins Acquisition, we entered the attractive Texas market, which is the number one market for western boots, apparel and accessories. In addition, both Texas and Louisiana have benefited from increased output and employment in the oil and gas industries, which have positively impacted the demand for the work-related products that we offer. All of the Baskins stores have been rebranded under the Boot Barn banner and have been merchandised to be consistent with our existing stores.

Reorganization

As of June 8, 2014, WW Top Investment Corporation held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. Boot Barn Holding Corporation held all of the outstanding shares of common stock of Boot Barn, Inc., which is our primary operating subsidiary. To simplify our organizational structure, we completed a reorganization on June 9, 2014, whereby WW Holding Corporation was merged with and into WW Top Investment Corporation and then Boot Barn Holding Corporation was merged with and into WW Top Investment Corporation. As a result of this reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of WW Top Investment Corporation, and the minority stockholders that formerly held 5.0% of Boot Barn Holding Corporation became holders of 5.0% of WW Top Investment Corporation. The legal name of WW Top Investment Corporation was subsequently changed to Boot Barn Holdings, Inc.

Amendment of Certificate of Incorporation

On October 19, 2014, our board of directors authorized the amendment of our certificate of incorporation to increase the number of shares that we are authorized to issue to 100,000,000 shares of common stock, par value $0.0001 per share. In addition, the amendment of the certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and effect a 25-for-1 stock split of our outstanding common stock. The amendment became effective on October 27, 2014. Accordingly, all common share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the 25-for-1 stock split as though it had occurred at the beginning of the initial period presented.

Initial Public Offering

On October 29, 2014, we completed our initial public offering (“IPO”) in which we issued and sold 5,000,000 shares of our common stock. In addition, on October 31, 2014, the underwriters exercised their option to purchase an additional 750,000 shares of common stock from us to cover over-allotments. As a result, the total IPO was comprised of 5,750,000 shares of common stock sold by us at a price of $16.00 per share.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, selling, general and administrative expenses, EBITDA and Adjusted EBITDA. See the “Non-GAAP financial measures” and “Prospectus summary—Summary consolidated financial and other data” sections of our final prospectus filed with the SEC on October 30, 2014.

Net sales

Net sales reflect revenue from the sale of our merchandise at retail locations, as well as sales of merchandise through our e-commerce website. We recognize revenue upon the purchase of merchandise by customers at our stores and upon delivery of the product in the case of our e-commerce website. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns and award redemptions expected in the future stemming from current period sales. Revenue from the sale of gift cards is deferred until the gift cards are used to purchase merchandise.

Our business is modestly seasonal, and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced greater sales and disproportionally stronger operating results than the other quarters of our fiscal year. However, we believe that our sales throughout the year are more consistent than most other specialty retail chains. As a result of the dispersion of various western events throughout the year, we rely less on Christmas results than other specialty retail chains. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

Same store sales

Same store sales generally refers to net sales from stores that have been open at least 13 full fiscal months as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

·                  stores that are closed for five or fewer days in any fiscal month are included in same store sales;

·                  stores that are closed temporarily, but for more than five days in any fiscal month, are excluded from same store sales beginning in the fiscal month in which the temporary closure begins until the first full month of operation once the store re-opens;

·                  stores that are closed temporarily and relocated within their respective trade areas are included in same store sales; stores that are permanently closed are excluded from same store sales beginning in the month preceding closure;

·                  and acquired stores are added to same store sales beginning on the later of (a) the first day of the first fiscal month following its applicable acquisition date and (b) the first day of the first fiscal month after the store has been open for at least 13 full fiscal months regardless of whether the store has been operated under our management or predecessor management.

If the criteria described above are met, then all net sales of an acquired store, excluding those net sales before our acquisition of that store, are included for the period presented. However, when an acquired store is included for the period presented, the net sales of such acquired store for periods before its acquisition are included (to the extent relevant) for purposes of calculating “same stores sales growth” and illustrating the comparison between the applicable periods. Pre-acquisition net sales numbers are derived from the books and records of the acquired store, or acquired company in the case of Baskins and RCC Western Stores, Inc, or RCC, as prepared prior to the acquisition by the acquired store or acquired company and have not been independently verified by us.

In addition to retail store sales, same store sales also includes e-commerce sales, e-commerce shipping and handling revenue and actual retail store or e-commerce sales returns. We exclude gift card escheatment and our provision for sales returns and future award redemptions from our sales in deriving net sales per store.

The term “same store sales growth” refers to the percentage change in our same store sales as compared to the prior comparable period. Measuring the change in year-over-year same store sales allows us to evaluate how our store base is performing. Numerous factors affect our same store sales, including:

·                  national and regional economic trends;

·                  our ability to identify and respond effectively to regional consumer preferences;

·                  changes in our product mix;

·                  changes in pricing;

·                  competition;

·                  changes in the timing of promotional and advertising efforts;

·                  holidays or seasonal periods; and

·                  weather.

Opening new stores is an important part of our growth strategy and we anticipate that a significant percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data regarding our same store sales may not be comparable to similar data made available by other retailers.

New store openings

New store openings reflect the number of stores, excluding acquired stores, that are opened during a particular reporting period. In connection with opening new stores, we incur pre-opening costs. Pre-opening costs consist of costs incurred prior to opening a new store and primarily consist of manager and other employee payroll, travel and training costs, marketing expenses, initial opening supplies and costs of transporting initial inventory and certain fixtures to store locations, as well as occupancy costs incurred from the time that we take possession of a store site to the opening of that store. Occupancy costs are included in cost of goods sold and the other pre-opening costs are included in SG&A expenses. All of these costs are expensed as incurred.

New stores often open with a period of high sales levels, which subsequently decrease to normalized sales volumes. In addition, we experience typical inefficiencies in the form of higher labor, advertising and other direct operating expenses, and as a result, store-level profit margins at our new stores are generally lower during the start-up period of operation. The number and timing of store openings has had, and is expected to continue to have, a significant impact on our results of operations. In assessing the performance of a new store, we review its actual sales against the sales that we projected that store to achieve at the time we initially approved its opening. We also review the actual number of stores opened in a fiscal year against the number of store openings that we included in our budget at the beginning of that fiscal year.

Gross profit

Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold includes the cost of merchandise, obsolescence and shrinkage provisions, store and warehouse occupancy costs (including rent, depreciation and utilities), inbound and outbound freight, supplier allowances, occupancy-related taxes, compensation costs for merchandise purchasing and warehouse personnel, and other inventory acquisition-related costs. These costs are significant and can be expected to continue to increase as we grow. The components of our reported cost of goods sold may not be comparable to those of other retail companies, including our competitors. As a result, data regarding our gross profit may not be comparable to similar data made available by other retailers.

Our gross profit is variable in nature and generally follows changes in net sales. We regularly analyze the components of gross profit, as well as gross profit as a percentage of net sales. Specifically, we examine the initial markup on purchases, markdowns and reserves, shrinkage, buying costs, distribution costs and occupancy costs. Any inability to obtain acceptable levels of initial markups, or a significant increase in our use of markdowns or in inventory shrinkage, or a significant increase in freight and other inventory acquisition costs could have an adverse impact on our gross profit and results of operations.

Gross profit is also impacted by shifts in the proportion of sales of our private brand products compared to third-party brand products, as well as by sales mix shifts within and between brands and between major product categories such as footwear, apparel or accessories.

Selling, general and administrative expenses

Our selling, general and administrative expenses, or SG&A expenses, are composed of labor and related expenses, other operating expenses and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

·                  Labor and related expenses—Labor and related expenses include all store-level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.

·                  Other operating expenses—Other operating expenses include all operating costs, including those for advertising, marketing campaigns, operating supplies, utilities, and repairs and maintenance, as well as credit card fees and costs of third-party services.

·                  General and administrative expenses—General and administrative expenses comprise expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect that our SG&A expenses will increase in future periods due to our store growth strategy and, in part, due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company. In addition, we expect that compliance with the Sarbanes-Oxley Act and related rules and regulations, as they become applicable, could result in significant incremental legal, accounting and other overhead costs.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and costs and expenses that are not directly related to our operations, including recapitalization expenses, acquisition expenses, acquisition-related integration and remerchandising costs, amortization of inventory fair value adjustment, loss on disposal of assets and other unusual or non-recurring expenses. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA (or some variations thereof) for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with generally accepted accounting principles, or GAAP. We define EBITDA as net income (loss) adjusted to exclude income tax expense (benefit), net interest expense and depreciation and intangible asset amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude non-cash stock-based compensation, the non-cash accrual for future award redemptions, recapitalization expenses, acquisition expenses, acquisition-related integration and reorganization costs, amortization of inventory fair value adjustment, loss on disposal of assets and other unusual or non-recurring expenses. We present these non-GAAP measures together below with a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our use of EBITDA and Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

·                  neither EBITDA nor Adjusted EBITDA reflects income tax expense or the cash requirements to pay our taxes;

·                  neither EBITDA nor Adjusted EBITDA reflects our cash expenditures for capital equipment, leasehold improvements or other contractual commitments;

·                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and neither EBITDA nor Adjusted EBITDA reflects capital expenditure requirements for such replacements;

·                  neither EBITDA nor Adjusted EBITDA reflects the interest expense or the cash requirements necessary to service interest or principal payments under our credit facilities; and

·                  neither EBITDA nor Adjusted EBITDA reflects changes in, or cash requirements for, our working capital needs.

EBITDA and Adjusted EBITDA should not be considered in isolation or as alternatives to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Given that EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measures.

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may or may not incur expenses similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA does not imply that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP results, and not rely on any single financial measure.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements included in our final prospectus filed with the SEC on October 30, 2014.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our final prospectus filed with the SEC on October 30, 2014. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Registration Statement.

Results of Operations

We operate on a fiscal calendar which results in a 52- or 53-week fiscal year ending on the Saturday closest to March 31. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	$86,384	$77,370	$168,881	$141,944
Cost of goods sold	58,631	53,207	114,238	95,353
Amortization of inventory fair value adjustment	—	434	—	579
Total cost of goods sold	58,631	53,641	114,238	95,932
Gross profit	27,753	23,729	54,643	46,012
Operating expenses:
Selling, general and administrative expenses	23,371	23,861	44,868	42,706
Acquisition-related expenses	—	—	—	671
Total operating expenses	23,371	23,861	44,868	43,377
Income (loss) from operations	4,382	(132)	9,775	2,635
Interest expense, net	2,821	2,206	5,578	7,284
Other income, net	7	3	25	11
Income (loss) before income taxes	1,568	(2,335)	4,222	(4,638)
Income tax expense (benefit)	624	(875)	1,865	(1,733)
Net income (loss)	944	(1,460)	2,357	(2,905)

Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.9%	68.8%	67.6%	67.2%
Amortization of inventory fair value adjustment	—	0.6%	—	0.4%
Total cost of goods sold	67.9%	69.3%	67.6%	67.6%
Gross profit	32.1%	30.7%	32.4%	32.4%
Operating expenses:
Selling, general and administrative expenses	27.1%	30.8%	26.6%	30.1%
Acquisition-related expenses	—	—	—	0.5%
Total operating expenses	27.1%	30.8%	26.6%	30.6%
Income (loss) from operations	5.1%	-0.2%	5.8%	1.9%
Interest expense, net	3.3%	2.9%	3.3%	5.1%
Other income, net	—	—	—	—
Income (loss) before income taxes	1.8%	-3.0%	2.5%	-3.3%
Income tax expense (benefit)	0.7%	-1.1%	1.1%	-1.2%
Net income (loss)	1.1%	-1.9%	1.4%	-2.0%

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

EBITDA reconciliation:
Net income (loss)	$944	$(1,460)	$2,357	$(2,905)
Income tax expense (benefit)	624	(875)	1,865	(1,733)
Interest expense, net	2,821	2,206	5,578	7,284
Depreciation and intangible asset amortization	2,074	2,140	4,132	3,720
EBITDA	6,463	2,011	13,932	6,366
Non-cash stock-based compensation (a)	478	383	920	593
Non-cash accrual for future award redemptions (b)	(51)	60	(235)	240
Acquisition expenses (c)	—	—	—	671
Acquisition-related integration and reorganization costs (d)	—	2,022	—	2,365
Amortization of inventory fair value adjustment (e)	—	434	—	579
Loss on disposal of assets (f)	24	291	86	291
Other unusual or non-recurring expenses (g)	864	—	864	—
Adjusted EBITDA	$7,778	$5,201	$15,567	$11,105

(a)         Represents non-cash compensation expenses related to stock options granted to certain of our employees and directors.

(b)         Represents non-cash accrual for future award redemptions in connection with our customer loyalty program.

(c)          Represents direct costs and fees related to the acquisition of Baskins, which we acquired in May 2013.

(d)         Represents certain store integration, remerchandising and corporate consolidation costs incurred in connection with the integrations of Baskins, which we acquired in May 2013.

(e)          Represents the amortization of purchase-accounting adjustments that increased the value of inventory acquired to its fair value.

(f)           Represents loss on disposal of assets in connection with rebranding of RCC, as well as other costs.

(g)          Represents professional fees and expenses incurred in connection with other acquisition activity.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Selected store data (unaudited):
Same store sales growth	7.3%	7.1%	7.4%	7.6%
Stores operating at end of period	158	151	158	151
Total retail store square footage, end of period (in thousands)	1,704	1,615	1,704	1,615
Average store square footage, end of period	10,783	10,693	10,783	10,693
Average net sales per store (in thousands)	$523	$491	$1,025	$959

Thirteen Weeks Ended September 27, 2014 Compared to Thirteen Weeks Ended September 28, 2013

Net sales. Net sales increased $9.0 million, or 12%, to $86.4 million for the thirteen weeks ended September 27, 2014 from $77.4 million for the thirteen weeks ended September 28, 2013. The increase in net sales was due to an increase in same store sales of $5.4 million, or 7.3%, and partially due to contributions from 11 new stores opened between the end of the third quarter of fiscal 2014 and the end of the second quarter of fiscal 2015. The increase in same store sales was driven by an increase in transactions and a higher sales mix of boots and work-related merchandise.

Gross profit. Gross profit increased $4.0 million, or 17%, to $27.8 million for the thirteen weeks ended September 27, 2014 from $23.7 million for the thirteen weeks ended September 28, 2013. As a percentage of net sales, gross profit was 32.1% and 30.7% for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively. The thirteen weeks ended September 28, 2013 includes adjustments of $0.4 million related to amortization of the inventory fair value adjustment and $0.2 million related to remerchandising the Baskins stores. The increase in gross profit was also due to an increase in merchandise margin resulting from a mix shift towards higher margin footwear and private brand products and the benefit of remerchandising the Baskins stores last year which were offset by increases in store occupancy costs and depreciation, and increases in procurement and warehouse distribution costs.

Selling, general and administrative expenses. SG&A expenses decreased $0.5 million, or 2%, to $23.4 million for the thirteen weeks ended September 27, 2014 from $23.9 million for the thirteen weeks ended September 28, 2013. As a percentage of net sales, SG&A was 27.1% and 30.8% for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively. During the thirteen weeks ended September 27, 2014, SG&A included $0.9 million of non-recurring expenses related to a potential acquisition that we chose not to pursue.  SG&A included $1.8 million of integration-related expenses from the Baskins acquisition during the thirteen weeks ended September 28, 2013. Labor and related expenses, operating expenses and general and administrative expenses all increased as a result of additional investment in our corporate organization to support our planned growth as well as the net addition of seven new stores since the end of the thirteen weeks ended September 28, 2013.

Income (loss) from operations. Income from operations was $4.4 million for the thirteen weeks ended September 27, 2014 compared to a loss from operations of $0.1 million for the thirteen weeks ended September 28, 2013. As a percentage of net sales, income (loss) from operations was 5.1% and (0.2)% for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net increased $0.6 million, or 28%, to $2.8 million for the thirteen weeks ended September 27, 2014 from $2.2 million for the thirteen weeks ended September 28, 2013. The increase in interest expense, net was due to increased borrowings on the Golub Loan and PNC Line of Credit, which was primarily used to pay the $41.3 million of dividends and payments in respect of vested options during the first quarter of fiscal 2015.

Income tax expense (benefit). Income tax expense was $0.6 million for the thirteen weeks ended September 27, 2014 compared to an income tax benefit of $0.9 million for the thirteen weeks ended September 28, 2013. The increase in our income tax expense was due to achieving income before taxes in the thirteen weeks ended September 27, 2014 as opposed to a loss before taxes for the thirteen weeks ended September 28, 2013. Our effective tax rate was 39.8% and 37.5% for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively. The increase in the effective tax rate for the thirteen weeks ended September 27, 2014 was due to an increase in the overall federal tax rate from 34% to 35% and the corresponding deferred tax liability as a result of our increased earnings projections.

Net income (loss). Net income was $0.9 million for the thirteen weeks ended September 27, 2014 compared to a net loss of $1.5 million for the thirteen weeks ended September 28, 2013. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $2.6 million, or 50%, to $7.8 million for the thirteen weeks ended September 27, 2014 from $5.2 million for the thirteen weeks ended September 28, 2013. The increase was primarily due to net income of $0.9 million for the thirteen weeks ended September 27, 2014 compared to a net loss of $1.5 million for the thirteen weeks ended September 28, 2013, as well as increases in income tax expense, interest expense, stock-based compensation expense and other unusual or non-recurring expenses. These increases were offset by acquisition and acquisition-related expenses totaling $2.0 million and amortization of the inventory fair value adjustment of $0.4 million during the thirteen weeks ended September 28, 2013, while no such expenses were incurred during the thirteen weeks ended September 27, 2014.

Twenty-Six Weeks Ended September 27, 2014 Compared to Twenty-Six Weeks Ended September 28, 2013

Net sales. Net sales increased $26.9 million, or 19%, to $168.9 million for the twenty-six weeks ended September 27, 2014 from $141.9 million for the twenty-six weeks ended September 28, 2013. The increase in net sales was due to an increase in same store sales of $10.9 million, or 7.4%, and partially due to contributions from 11 new stores opened between the end of the third quarter of fiscal 2014 and September 27, 2014, including six stores opened in the twenty six weeks ended September 27, 2014. Net sales also increased as a result of operating the Baskins stores for the entire twenty-six week period this year compared to eighteen weeks in the prior year. The increase in same store sales was driven by an increase in transactions and a higher mix of boots and work-related merchandise.

Gross profit. Gross profit increased $8.6 million, or 19%, to $54.6 million for the twenty-six weeks ended September 27, 2014 from $46.0 million for the twenty-six weeks ended September 28, 2013. As a percentage of net sales, gross profit was 32.4% for both of the twenty-six weeks ended September 27, 2014 and September 28, 2013. The twenty-six weeks ended September 28, 2013 includes adjustments of $0.6 million related to amortization of the inventory fair value adjustment and $0.2 million related to remerchandising the Baskins stores. Gross profit as a percentage of net sales was unchanged as increases in store occupancy costs and depreciation, increases in procurement and warehouse distribution costs and the elimination of non-recurring expenses in the prior year period offset increases in merchandise margin resulting from a mix shift towards higher margin footwear and private brand products and the benefits of remerchandising the Baskins stores in fiscal 2013.

Selling, general and administrative expenses. SG&A expenses increased $2.2 million, or 5%, to $44.9 million for the twenty-six weeks ended September 27, 2014 from $42.7 million for the twenty-six weeks ended September 28, 2013. As a percentage of net sales, SG&A was 26.6% and 30.1% for the twenty-six weeks ended September 27, 2014 and September 28, 2013, respectively. During the twenty-six weeks ended September 27, 2014, SG&A included $0.9 million of non-recurring expenses related to a potential acquisition that we chose not to pursue. SG&A included $2.9 million of integration related expenses from the Baskins acquisition during the twenty-six weeks ended September 28, 2013. Labor and related expenses, operating expenses and general and administrative expenses all increased as a result of additional investment in our corporate organization to support our planned growth, as well as the net addition of seven new stores since the end of the twenty-six weeks ended September 28, 2013.

Acquisition-related expenses. Acquisition-related expenses for the twenty-six weeks ended September 28, 2013 were $0.7 million, which related to the Baskins Acquisition. There were no acquisition-related expenses during the twenty-six weeks ended September 27, 2014.

Income from operations. Income from operations increased $7.1 million, or 271%, to $9.8 million for the twenty-six weeks ended September 27, 2014 from $2.6 million for the twenty-six weeks ended September 28, 2013. As a percentage of net sales, income from operations was 5.8% and 1.9% for the twenty-six weeks ended September 27, 2014 and September 28, 2013, respectively. The increase in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net decreased $1.7 million, or 23%, to $5.6 million for the twenty-six weeks ended September 27, 2014 from $7.3 million for the twenty-six weeks ended September 28, 2013. The decrease in interest expense, net was primarily due to a $2.0 million write-off of deferred loan costs and loan termination costs in the first quarter of fiscal 2013 in connection with refinancing our debt, offset by increased borrowings on the Golub Loan and PNC Line of Credit, which was primarily used to pay the $41.3 million of dividends and payments in respect of vested options during the first quarter of fiscal 2015.

Income tax expense (benefit). Income tax expense was $1.9 million for the twenty-six weeks ended September 27, 2014 compared to an income tax benefit of $1.7 million for the twenty-six weeks ended September 28, 2013. The increase in our income tax expense was due to achieving income before taxes in the twenty-six weeks ended September 27, 2014, as opposed to a loss before taxes for the twenty-six weeks ended September 28, 2013. Our effective tax rate was 44.2% and 37.4% for the twenty-six weeks ended September 27, 2014 and September 28, 2013. The increase in the effective tax rate for the twenty-six weeks ended September 27, 2014 was due to an increase in the overall federal tax rate from 34% to 35% and the corresponding deferred tax liability as a result of our increased earnings projections. These increases as a result of discrete items were partially offset by return to provision adjustments recognized in the first quarter of fiscal 2015.

Net income (loss). Net income was $2.4 million for the twenty-six weeks ended September 27, 2014 compared to a net loss of $2.9 million for the twenty-six weeks ended September 28, 2013. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased $4.5 million, or 40%, to $15.6 million for the twenty-six weeks ended September 27, 2014 from $11.1 million for the twenty-six weeks ended September 28, 2013. The increase was primarily due to net income of $2.4 million for the twenty-six weeks ended September 27, 2014 compared to a net loss of $2.9 million for the thirteen weeks ended September 28, 2013, as well as increases in income tax expense, depreciation and intangible asset amortization, stock-based compensation expense and other unusual or non-recurring expenses. These increases were offset by the decrease in interest expense, as well as acquisition and acquisition-related expenses totaling $3.0 million and amortization of the inventory fair value adjustment of $0.6 million during the twenty-six weeks ended September 28, 2013, while no such expenses were incurred during the twenty-six weeks ended September 27, 2014.

Liquidity and Capital Resources

We rely on cash flows from operating activities and our revolving credit facility as our primary sources of liquidity. Our primary cash needs have been for inventories, operating expenses, capital expenditures associated with opening new stores and remodeling or refurbishing existing stores, improvements to our distribution facilities, marketing and information technology expenditures, debt service and taxes. We have also used cash for acquisitions, the subsequent rebranding and integration of the stores acquired in those acquisitions and costs to consolidate the corporate offices. In addition to cash and cash equivalents, the most significant components of our working capital are accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities. We believe that cash flows from operating activities and the availability of cash under our revolving credit facility or other financing arrangements will be sufficient to cover working capital requirements, anticipated capital expenditures and other anticipated cash needs for at least the next 12 months.

As of September 27, 2014, the terms of our revolving credit facility were set forth in a Second Amended and Restated Revolving Credit and Security Agreement with PNC Bank, N.A., as amended, which we refer to as the revolving credit agreement, and the terms of our term loan facility are set forth in a Term Loan and Security Agreement with Golub Capital LLC, as amended, which we refer to as the term loan agreement. Our primary operating subsidiary, Boot Barn, Inc., is the borrower under both of our credit facilities.

The revolving credit agreement currently provides for a $70.0 million revolving credit facility, including a $5.0 million sub-limit for letters of credit. Subject to certain terms and conditions, PNC is committed to increase the facility by an additional $10.0 million at our request. Borrowings under the revolving credit agreement are subject to a borrowing base tied to specified percentages of eligible inventory and credit card receivables. Interest on borrowings is payable, at our election, at a rate based on an alternative base rate (the rate equal to the highest of (1) PNC’s publicly announced commercial lending rate, (2) the daily federal funds open rate plus 0.50% or (3) the LIBOR rate for a period of one month plus 1.00%) or LIBOR (for one, two, three or six month periods at our election), plus applicable margins of 0.75% or 1.00% for alternative base rate loans and 1.75% or 2.00% for LIBOR advances, in each case determined by reference to availability under the borrowing base formula. In addition, we pay a commitment fee on the unused portion of the revolving credit facility equal to (1) 0.375% if our average utilization of the revolving facility over the preceding calendar quarter was equal to or less than 60% of borrowing base availability or (2) 0.25% if average utilization exceeded 60% of borrowing base availability. The revolving credit agreement matures on May 31, 2018. As of September 27, 2014, a total of $51.9 million was outstanding under the revolving credit agreement and there was $17.9 million of unused availability under the borrowing base formula. Average outstanding borrowings during the twenty-six weeks ended September 27, 2014 were $46.5 million.

The term loan agreement currently provides for a $130.0 million term loan that matures on May 31, 2019, and bears interest, at our election, at a base rate (the rate equal to the greater of (1) the higher of the “prime rate” as published by the Wall Street Journal or the overnight Federal Funds Rate plus 0.50% and (2) the one month LIBOR rate (but not less than 1.25%) plus 1.00% or at LIBOR for a period of one, two, three, six or, if available to all lenders, nine or 12 months, at our election (with a floor of 1.25%), plus applicable margins of 4.75% for base rate advances and 5.75% for LIBOR advances. The term loan agreement requires amortization of $0.3 million per fiscal quarter, with the remaining balance due at maturity, as well as certain mandatory prepayments at the lender’s discretion, including a specified portion of annual “excess cash flow”, as defined in the Golub Loan agreement. As of September 27, 2014, there were $129.7 million in borrowings under our term loan facility. On November 5, 2014, we used the net proceeds of our IPO to repay a $81.9 of our term loan facility, including applicable prepayment penalties and fees. Amounts repaid under this facility will no longer be available for future borrowings.

The revolving credit agreement and the term loan agreement were amended in April 2014 to, among other things, permit the payment of a dividend to our stockholders in that month and to increase the amount of borrowings permitted under each of those agreements. An additional $30.8 million in term loans provided under the amendment to the term loan agreement was used to fund a portion of the dividend paid to our stockholders in the first quarter of fiscal 2015.

On November 5, 2014, we entered into a third amendment (the “PNC Amendment”) to the PNC Line of Credit and an amendment (the “Golub Amendment”) to the Golub Loan. The PNC Amendment and the Golub Amendment each (a) permit certain add-backs to the definition of “EBITDA” (Earnings Before Interest, Taxes, Depreciation and Amortization) relating to expenses incurred in connection with our recently consummated IPO and the preparation of the Amendments, (b) revise the “Change of Control” definition and the covenant restricting certain equity issuances to be more customary for a publicly traded company, (c) delete the equity cure provisions, and (d) change the financial statement deliverable requirements, and timing, to align with the SEC disclosure requirements. In addition, the Golub Amendment reduces the applicable LIBOR Floor to 1.00% and deletes Board observation rights of the lenders in the Golub Loan Agreement.

The obligations of Boot Barn, Inc. under the revolving credit agreement and the term loan agreement are guaranteed by Boot Barn Holdings, Inc. and each of its current and future domestic subsidiaries. All obligations of Boot Barn, Inc. and the guarantors under the revolving credit agreement and the term loan agreement are secured by a lien on all of the assets (subject to customary exclusions) of Boot Barn, Inc. and the guarantors (including equity interests), provided that under the terms of a customary intercreditor agreement, the revolving credit agreement has a senior lien in our accounts receivable, inventory and certain other current assets and the term loan agreement has a senior lien in all of our other assets.

Our credit facilities contain a number of covenants that restrict, among other things and subject to certain exceptions, our ability to:

·                  incur additional indebtedness;

·                  create liens on assets;

·                  engage in mergers or consolidations;

·                  sell assets;

·                  make investments, loans or advances;

·                  make certain acquisitions;

·                  engage in certain transactions with affiliates;

·                  authorize or pay dividends; and

·                  change our line of business or fiscal year.

In addition, the term loan agreement requires us to maintain a specified minimum interest coverage ratio and not to exceed a specified maximum total leverage ratio during each specified measurement period. The term loan agreement also limits the amount we can spend on capital expenditures per year. Under the revolving credit agreement, we will become subject to a minimum fixed charge coverage ratio if our “excess availability” falls below specified floor levels. As of September 27, 2014, our excess availability exceeded the triggers specified in the revolving credit agreement and we were in compliance with the financial covenants in the term loan agreement. The revolving credit agreement and term loan agreement contain customary events of default, including a change of control. As of September 27, 2014, we were in compliance with all of our debt covenants.

Although we did not have any material capital expenditure commitments as of the end of fiscal 2014, we are planning to open new stores, remodel and refurbish our existing stores at a greater rate than we have typically done in the past, and make improvements to our information technology infrastructure, which will result in increased capital expenditures. We estimate that our capital expenditures in fiscal 2015 will be between approximately $14.0 million and $15.0 million (of which $4.6 million has been spent through September 27, 2014), and we anticipate that we will use cash flows from operations to fund these expenditures.

Cash and cash equivalents were $1.4 million as of September 27, 2014 compared to $1.1 million as of March 29, 2014.

Cash Flow Analysis

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
	September 27, 2014	September 28, 2013

Net cash used in operating activities	$(6,525)	$(7,992)
Net cash used in investing activities	(4,597)	(19,121)
Net cash provided by financing activities	11,385	27,567
Net increase in cash and cash equivalents	$263	$454

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.5 million for the twenty-six weeks ended September 27, 2014. The significant components of cash flows used in operating activities were net income of $2.4 million, the add-back of non-cash depreciation and amortization expense of $4.1 million, stock-based compensation expense of $0.9 million, amortization of deferred loan fees of $0.4 million and an increase in deferred taxes of $0.4 million. Accounts payable and accrued expenses and other current liabilities increased by $6.5 million due to the timing of payments and growth of the company. Accounts receivable decreased by $0.4 million due to the timing of cash receipts. The above was offset by increases of $16.7 million in inventories and $5.0 million in prepaid expenses and other current assets due to the growth of the company.

Net cash used in operating activities was $8.0 million for the twenty-six weeks ended September 28, 2013. The significant components of cash flows used in operating activities were a net loss of $2.9 million, the add-back of non-cash depreciation and amortization expense of $3.7 million, stock-based compensation expense of $0.6 million, amortization of deferred loan fees of $2.2 million, amortization of the inventory fair value adjustment of $0.6 million, an increase in deferred taxes of $0.3 million and loss on disposal of property and equipment totaling $0.3 million. Accounts receivable increased $0.4 million due to the timing of cash receipts. Inventories increased by $14.0 million and prepaid expenses and other current assets increased by $4.0 million due to the growth of the company. Accounts payable and accrued expenses and other current liabilities increased by $4.7 million due to the timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.6 million for the twenty-six weeks ended September 27, 2014, which represents purchases of property and equipment during the period.

Net cash used in investing activities was $19.1 million for the twenty-six weeks ended September 28, 2013, which was primarily due to $14.0 million related to the purchase of Baskins. Purchases of property and equipment totaled $5.0 million and we purchased trademark rights totaling $0.1 million during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11.4 million for the twenty-six weeks ended September 27, 2014. We increased our loan borrowings by $30.8 million and our line of credit borrowings by $23.2 million, primarily to pay $41.3 million of dividends and payments in respect of vested options during the first quarter of fiscal 2015. We paid $0.7 million of debt issuance fees related to these borrowings. We also repaid $0.6 million on our debt and capital lease obligations during the period.

Net cash provided by financing activities was $27.6 million for the twenty-six weeks ended September 28, 2013. We borrowed $100.0 million under the Golub Loan, and used these funds to pay off our $69.5 million of existing debt and acquire Baskins (including repayment of $20.1 million of Baskins’ debt). We paid $3.2 million of debt issuance fees relating to these borrowings. We also increased our net borrowings on the PNC line of credit by $20.4 million during the period.

Contractual Obligations

There have been no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our final prospectus filed with the SEC on October 30, 2014, other than those which occur in the normal course of business.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases and purchase obligations.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.

Item 3.         Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our revolving credit facility and our term loan facility, which bear interest at variable rates. As of September 27, 2014, we had $51.9 million in outstanding borrowings under our revolving credit facility and $129.7 million under our term loan facility. On January 30, 2012, we entered into an interest rate cap transaction pursuant to which we will receive from the counterparty to that transaction an amount equal to a notional principal amount of $5.0 million multiplied by any amount by which LIBOR exceeds 3.0% in periods prior to February 1, 2015. We do not currently engage in any other interest rate hedging activity and have no plans to do so in the foreseeable future. Based on the amounts outstanding under our revolving credit facility and term loan facility as of September 27, 2014, a hypothetical change in the respective blended interest rates applicable to these facilities of 1.0% would result in a change in interest expense of $1.8 million, disregarding the LIBOR floor of 1.25% under our term loan facility.

As of September 27, 2014, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our final prospectus filed with the SEC on October 30, 2014.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 27, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 27, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II. Other Information

Item 1.         Legal Proceedings

From time to time, we become involved in lawsuits and other claims arising from our ordinary course of business. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, we are currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. We believe, after considering a number of factors and the nature of each outstanding legal proceeding, that no outcome of any existing legal proceeding will have a material effect upon our results of operations, financial condition or cash flows.

Item 1A.            Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our final prospectus filed with the SEC on October 30, 2014. There have been no material changes to our risk factors as previously disclosed in our final prospectus.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds

On October 29, 2014, the SEC declared effective our Registration Statement on Form S-1, as amended (File No. 333-199008), pursuant to which we registered the offering and sale of 5,750,000 shares of our common stock , including 750,000 shares issuable pursuant to an option granted to the underwriters of the offering. On November 4, 2014, we sold 5,750,000 shares of common stock at a price of $16.00 per share for an aggregate offering price of $92.0 million, and the offering terminated. The underwriters were JP Morgan Securities LLC, Piper Jaffray & Co., Jefferies LLC, Wells Fargo Securities, LLC and Robert W. Baird & Co. Incorporated.

As a result of the offering, Boot Barn Holdings, Inc. received net proceeds of approximately $82.5 million, after deducting the underwriting discount of $6.4 million and estimated related fees and expenses of approximately $3.1 million, none of which were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning ten percent or more of our common stock in connection with the offering. On November 5, 2014, we used all of the net proceeds from our initial public offering to pay down $81.9 million of the principal balance on the Golub Loan and to pay a pre-payment penalty of $0.6 million incurred in connection with that payment. The pre-payment penalty will be recorded to interest expense in the third quarter of fiscal 2015.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of Boot Barn Holdings, Inc.

3.2

Amended and Restated Bylaws of Boot Barn Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Amendment No. 2 to Form S-1 Registration Statement filed with the SEC on October 20, 2014).

10.1	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

*                 These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boot Barn Holdings, Inc.

Date: December 9, 2014	/s/ James G. Conroy
James G. Conroy
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 9, 2014	/s/ Paul Iacono
Paul Iacono
Chief Financial Officer and Secretary (Principal Financial Officer)