Form 10-Q
period 2014-12-27
Boot Barn Holdings, Inc.
filed 2015-02-09
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 1, 2015, the registrant had 25,709,194 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Quarter Ended December 27, 2014

Part 1. Financial Information

Item 1.         Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 27, 2014	March 29, 2014

Assets
Current assets:
Cash and cash equivalents	$3,598	$1,118
Accounts receivable	4,512	2,191
Inventories	121,855	102,702
Prepaid expenses and other current assets	7,509	8,685
Total current assets	137,474	114,696
Property and equipment, net	27,025	21,450
Goodwill	93,097	93,097
Intangible assets, net	57,761	59,723
Other assets	1,679	2,897
Total assets	$317,036	$291,863

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$32,043	$28,624
Accounts payable	42,247	36,029
Accrued expenses and other current liabilities	33,186	20,763
Current portion of notes payable	480	1,000
Total current liabilities	107,956	86,416
Deferred taxes	20,564	19,960
Long-term portion of notes payable	46,968	98,500
Other liabilities	3,470	2,412
Total liabilities	178,958	207,288

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; December 27, 2014 - 100,000 shares authorized, 25,709 shares issued and outstanding; March 29, 2014 - 100,000 shares authorized, 18,929 shares issued and outstanding	3	2
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	126,959	78,834
Retained earnings	11,116	1,652
Total Boot Barn Holdings, Inc. stockholders’ equity	138,078	80,488
Non-controlling interest	—	4,087
Total stockholders’ equity	138,078	84,575
Total liabilities and stockholders’ equity	$317,036	$291,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Net sales	$130,523	$115,438	$299,404	$257,382
Cost of goods sold	84,367	75,474	198,605	170,827
Amortization of inventory fair value adjustment	—	288	—	867
Total cost of goods sold	84,367	75,762	198,605	171,694
Gross profit	46,156	39,676	100,799	85,688
Operating expenses:
Selling, general and administrative expenses	28,299	26,604	73,167	69,310
Acquisition-related expenses	—	—	—	671
Total operating expenses	28,299	26,604	73,167	69,981
Income from operations	17,857	13,072	27,632	15,707
Interest expense, net	4,177	2,244	9,755	9,528
Other income, net	12	12	37	23
Income before income taxes	13,692	10,840	17,914	6,202
Income tax expense	4,929	4,167	6,794	2,434
Net income	8,763	6,673	11,120	3,768
Net income attributed to non-controlling interest	—	334	4	189
Net income attributed to Boot Barn Holdings, Inc.	$8,763	$6,339	$11,116	$3,579

Earnings per share:
Basic shares	$0.37	$0.33	$0.46	$0.19
Diluted shares	$0.36	$0.33	$0.45	$0.19
Weighted average shares outstanding:
Basic shares	23,704	18,929	20,928	18,929
Diluted shares	24,556	19,432	21,599	19,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance at March 29, 2014	18,929	$2	$78,834	$1,652	$4,087	$84,575
Net income	—	—	—	11,116	4	11,120
Dividend paid	—	—	(39,648)	(1,652)	—	(41,300)
Reorganization and issuance of stock	1,000	—	4,091	—	(4,091)	—
Issuance of stock in IPO, net of costs	5,750	1	82,223	—	—	82,224
Issuance of restricted stock awards	30	—	—	—	—	—
Stock-based compensation expense	—	—	1,459	—	—	1,459
Balance at December 27, 2014	25,709	$3	$126,959	$11,116	$—	$138,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 27, 2014	December 28, 2013

Cash flows from operating activities
Net income	$11,120	$3,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,481	2,872
Stock-based compensation	1,459	889
Amortization of intangible assets	1,962	2,903
Amortization of deferred loan fees	2,218	2,368
Loss on disposal of property and equipment	113	804
Accretion of above market leases	(126)	(178)
Deferred taxes	604	338
Amortization of inventory fair value adjustment	—	867
Changes in operating assets and liabilities:
Accounts receivable	(2,321)	(1,177)
Inventories	(19,153)	(13,018)
Prepaid expenses and other current assets	1,176	93
Other assets	(166)	32
Accounts payable	5,647	7,997
Accrued expenses and other current liabilities	12,423	9,601
Other liabilities	1,148	271
Net cash provided by operating activities	20,585	18,430

Cash flows from investing activities
Purchases of property and equipment	(9,562)	(9,659)
Proceeds from sale of property and equipment	—	16
Purchase of trademark rights	—	(200)
Acquisition of business, net of cash acquired	—	(13,980)
Net cash used in investing activities	(9,562)	(23,823)

Cash flows from financing activities
Line of credit - net	3,419	(149)
Proceeds from loan borrowings	30,750	100,000
Debt issuance fees	(776)	(3,350)
Repayments on debt and capital lease obligations	(82,860)	(69,799)
Net proceeds from initial public offering	82,224	—
Dividends paid	(41,300)	—
Repayment of debt in connection with acquisition	—	(20,078)
Net cash (used in) provided by financing activities	(8,543)	6,624

Net increase in cash and cash equivalents	2,480	1,231
Cash and cash equivalents, beginning of period	1,118	1,190
Cash and cash equivalents, end of period	$3,598	$2,421

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,347	$1,002
Cash paid for interest	$7,818	$7,079
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$702	$276
Equipment acquired through capital lease	$36	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consisted of 100,000,000 authorized shares and 25,709,194 issued and outstanding shares of common stock as of December 27, 2014. The shares of common stock have voting rights of one vote per share.

As of June 8, 2014, the Company held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. On June 9, 2014, WW Holding Corporation was merged with and into the Company and then Boot Barn Holding Corporation was merged with and into the Company. As a result of this reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of the Company, and the minority stockholders that formerly held 5.0% of Boot Barn Holding Corporation were issued a total of 1,000,000 of common stock and became holders of 5.0% of the Company. Net income attributed to non-controlling interest was recorded for all periods through June 9, 2014. Subsequent to June 9, 2014, there were no noncontrolling interests. On June 10, 2014, the legal name of the Company was changed from WW Top Investment Corporation to Boot Barn Holdings, Inc.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 166 stores in 26 states as of December 27, 2014 and 152 stores in 23 states as of March 29, 2014. As of December 27, 2014, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

Basis of Presentation

The Company’s consolidated financial statements as of and for the thirteen weeks and thirty-nine weeks ended December 27, 2014 and December 28, 2013 are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”) and Baskins Acquisition Holdings, LLC (“Baskins”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis, and its fiscal year ends on the Saturday closest to March 31. The years ending March 28, 2015 (“fiscal 2015”) and March 29, 2014 (“fiscal 2014”) each consist of 52 weeks. Fiscal quarters contain thirteen weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen weeks. The third quarters of fiscal 2015 and fiscal 2014 ended on December 27, 2014 and December 28, 2013, respectively.

Amendment of Certificate of Incorporation

On October 19, 2014, the Company’s board of directors authorized the amendment of its certificate of incorporation to increase the number of shares that the Company is authorized to issue to 100,000,000 shares of common stock, par value $0.0001 per share. In addition, the amendment of the certificate of incorporation authorized the Company to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and effect a 25-for-1 stock split of its outstanding common stock. The amendment became effective on October 27, 2014. Accordingly, all common share and per share amounts in these condensed consolidated financial statements have been adjusted to reflect the increase in authorized shares and the 25-for-1 stock split as though it had occurred at the beginning of the initial period presented.

Initial Public Offering

On October 29, 2014, the Company commenced its initial public offering (“IPO”) of 5,000,000 shares of its common stock. In addition, on October 31, 2014, the underwriters of the IPO exercised their option to purchase an additional 750,000 shares of common stock from the Company. As a result, 5,750,000 shares of common stock were issued and sold by the Company at a price of $16.00 per share.

As a result of the IPO, the Company received net proceeds of approximately $82.2 million, after deducting the underwriting discount of $6.4 million and related fees and expenses of $3.3 million. The Company used the net proceeds from the IPO to pay down the principal balance of its term loan with Golub Capital LLC. See Note 5, “Revolving Credit Facilities and Long-Term Debt”.

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

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting the Company’s consolidated financial statements are those relating to revenue recognition, inventories, goodwill, intangible and long-lived assets, stock-based compensation and income taxes. Management regularly evaluates its estimates and assumptions based upon historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As of December 27, 2014, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances. To the extent actual results differ from those estimates, the Company’s future results of operations may be affected. The Company performs its annual goodwill impairment test on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist.

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

•                  Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities.

•                  Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

•                  Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements as of December 27, 2014 on a recurring basis.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment “ and “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. Based on the Company’s evaluation of the ASU, its adoption of this update is not expected to have a material impact on the Company’s financial position or results of operation.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue From Contracts with Customers”. The ASU amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The new standard is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The Company is required to adopt this new standard for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The new revenue accounting standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance will be effective for the Company as of December 15, 2016. The new guidance is not expected to have an impact on our financial position, results of operations, or cash flows.

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

The acquisition-date fair value of the consideration transferred totaled $37.7 million, which consisted of $36.0 million in cash and $1.7 million of contingent consideration. The $36.0 million of cash included $13.7 million paid to the members of Baskins, $2.2 million paid into an escrow account and $20.1 million to repay Baskins’ outstanding debt. These payments were partially offset by $1.9 million, which represents the amount of cash on hand immediately prior to the closing of the acquisition. Claims against the escrow account could have been made until November 30, 2014. However, no claims were made as of that date, and the escrow funds were released during the thirteen weeks ended December 27, 2014.

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

The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon the Company’s estimate of their fair values as of the date of the acquisition. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The goodwill is deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price (in thousands):

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

Definite-lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight-line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for trademarks is six months, non-compete agreements is four years, customer lists is five years, and below-market leases is four to 18 years. For leases under market rent, amortization is based on the discounted future benefits from lease payments under market rents.

Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The Company incurred $0.7 million of acquisition-related costs during the thirty-nine weeks ended December 28, 2013. The amount of net revenue and net income of Baskins included in the Company’s condensed consolidated statements of operations from the acquisition date to December 28, 2013 were $41.9 million and $3.3 million, respectively.

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

As adjusted net sales (Unaudited)

(in thousands)	Thirty-Nine Weeks Ended December 28, 2013

Net sales (as reported)	$257,382
Baskins	8,290
As adjusted net sales	$265,672

As adjusted net income (Unaudited)

(in thousands)	Thirty-Nine weeks ended December 28, 2013

Net income (as reported)	$3,768
Baskins	831
RCC	(821)
Boot Barn Holding Corporation	2,593
As adjusted net income	$6,371

4.              Intangible Assets, Net

Net intangible assets as of December 27, 2014 and March 29, 2014 consisted of the following (in thousands):

	December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$2,490	$(2,490)	$—
Customer list	7,300	(4,038)	3,262
Non-compete agreements	1,380	(723)	657
Below-market leases	5,318	(1,576)	3,742
Total definite lived	16,488	(8,827)	7,661
Trademarks-indefinite lived	50,100	—	50,100
Total intangible assets	$66,588	$(8,827)	$57,761

	March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$2,490	$(2,490)	$—
Customer list	7,300	(2,732)	4,568
Non-compete agreements	1,380	(500)	880
Below-market leases	5,318	(1,143)	4,175
Total definite lived	16,488	(6,865)	9,623
Trademarks-indefinite lived	50,100	—	50,100
Total intangible assets	$66,588	$(6,865)	$59,723

Amortization expense for intangible assets totaled $0.6 million and $1.0 million for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively, and $2.0 million and $2.9 million for the thirty-nine weeks ended December 28, 2013, respectively, and is included in selling, general and administrative expenses.

As of December 27, 2014, estimated future amortization of intangible assets was as follows (in thousands):

Fiscal year

2015	$631
2016	2,324
2017	1,772
2018	777
2019	438
Thereafter	1,719
Total	$7,661

5.              Revolving Credit Facilities and Long-Term Debt

Revolving Credit Facility (PNC Bank, N.A.)

On December 11, 2011, the Company obtained a collateral-based revolving line of credit with PNC Bank, N.A. (the ‘‘PNC Line of Credit’’), which the Company amended on August 31, 2012 and May 31, 2013. The PNC Line of Credit includes a $5.0 million sub-limit for letters of credit. Subject to certain terms and conditions, PNC Bank, N.A. is committed to increase the facility by an additional $10.0 million at our request. On April 15, 2014, the Company amended the PNC Line of Credit to increase the borrowing capacity from $60.0 million to up to $70.0 million. On November 5, 2014, the Company amended the PNC Line of Credit to (a) permit certain addbacks to the definition of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) relating to expenses incurred in connection with the Company’s recently completed IPO and the preparation of the PNC Line of Credit amendment, (b) revise the “Change of Control” definition and the covenant restricting certain equity issuances to be more customary for a publicly traded company, (c) delete the equity cure provisions and (d) change the financial statement reporting requirements, and timing to align with the Securities and Exchange Commission disclosure requirements. All other material terms of the PNC Line of Credit remained unchanged following each of the amendments.

The PNC Line of Credit is to be used for working capital and general corporate purposes, and has a maturity date of May 31, 2018. The available borrowing under the PNC Line of Credit is based on the collective value of eligible inventory and credit card receivables multiplied by specific advance rates, and is recalculated monthly. The PNC Line of Credit bears interest at (1) 0.75% if the amount of borrowings are less than 60% of the maximum borrowing capacity or 1.00% if the total borrowings are greater than 60% of the maximum borrowing capacity, plus (2) the highest of the bank’s public lending rate, federal funds open rate plus 0.50%, or the LIBOR rate for a period of one month plus 1.00%. The Company can also elect to use the Eurodollar rate plus 0.75% if the amount of borrowings is less than 60% of the maximum borrowing capacity or 1.00% if the total borrowings are greater than 60% of the maximum borrowing capacity. As of December 27, 2014, the total amount available to borrow was $38.0 million and the outstanding balance was $32.0 million. The outstanding borrowings as of December 27, 2014 consisted of $30.0 million outstanding at a rate of 1.91% and $2.0 million outstanding at a rate of 4.0%. Total interest expense incurred on the PNC Line of Credit for the thirteen and thirty-nine weeks ended December 27, 2014 was $0.9 million and $1.5 million, respectively.

The PNC Line of Credit includes certain financial and nonfinancial covenants. The financial covenants include a minimum fixed charge coverage ratio only when ‘‘excess availability’’ falls below specified floor levels, while nonfinancial covenants include restrictions on a number of other activities. The Company was in compliance with its financial and non-financial covenants as of December 27, 2014.

Term Loan Due May 2019 (Golub Capital LLC)

The Company entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to term loan and security agreement dated September 23, 2013 (the “Golub Loan”). On April 14, 2014, the Company entered into an amended and restated term loan and security agreement for the Golub Loan. The amended and restated loan and security agreement increased the borrowings on the Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 6, “Stock-Based Compensation”. On November 5, 2014, the Company amended the Golub Loan to (a) permit certain addbacks to the definition of EBITDA relating to expenses incurred in connection with the Company’s recently completed IPO and the preparation of the Golub Loan amendment, (b) revise the “Change of Control” definition and the covenant restricting certain equity issuances to be more customary for a publicly traded company, (c) delete the equity cure provisions and (d) change the financial statement deliverable requirements, and timing to align with the Securities and Exchange Commission disclosure requirements. In addition, the Golub amendment reduced the applicable LIBOR Floor to from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%. All other material terms of the Golub Loan remained unchanged following each of the amendments.

The obligations under the Golub Loan are secured by substantially all of the Company’s assets and the Company’s guarantors’ assets. A provision allowing the Company to conduct an initial public offering was also added to the amended and restated loan and security agreement. Effective with the principal payment due on December 31, 2014, principal is payable in quarterly installments of $119,953 made each calendar quarter and ending on the maturity date of  May 31, 2019, with the remaining balance due at maturity, as well as certain customary mandatory prepayments at the lender’s discretion, including a specified portion of annual “excess cash flow”, as defined in the Golub Loan agreement. All other material terms of the Golub Loan remain unchanged from the May 31, 2013 Golub Loan. The outstanding balance of the Golub Loan was $47.4 million at December 27, 2014.

Interest on the Golub Loan is paid quarterly and is calculated on either a base rate or the LIBOR rate. The base rate is a floating interest rate that is the sum of 4.75% plus the higher of (1) the prime rate, (2) the one-month LIBOR rate plus 1% with a LIBOR floor of 1.25% or (3) the Federal Funds rate, plus 50 basis points. The LIBOR rate is 5.75%, plus the  LIBOR rate for a period of one, two, three, six, or, if available to all lenders, nine or 12 months (with a LIBOR floor of 1.25% prior to the most recent amendment, and currently 1.0%), as elected by the Company. Interest is payable quarterly in arrears on the last day of each quarter. Interest charges are computed on the actual principal outstanding. As of December 27, 2014, the interest rate on the Golub Loan was 6.75%. Total interest expense incurred on the Golub Loan was $1.4 million and $6.0 million for the thirteen and thirty-nine weeks ended December 27, 2014, respectively.

The Golub Loan requires the Company to meet certain financial and non-financial covenants. Financial covenants include a minimum interest coverage ratio and a maximum total leverage ratio. In addition, the loan agreement also limits the amount that the Company can spend on capital expenditures per year. The Golub Loan also requires, at the lender’s discretion, that 50% of the Company’s excess cash flow, as defined in the Golub Loan agreement, be used to make prepayments of outstanding loan amounts. The Company is also subject to early termination fees in certain instances of voluntary prepayments of the Golub Loan in excess of $10.0 million. The Company was in compliance with all of its financial and non-financial covenants as of December 27, 2014.

If there is an event of default under the Golub Loan, the principal and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the amended and restated term loan and security agreement. Events of default under the Golub Loan include, but are not limited to, the Company becoming delinquent in making certain payments due under the Golub Loan, the Company incurring certain events of default with respect to other indebtedness or obligations, the Company undergoing a change in control or the Company becoming subject to certain bankruptcy proceedings or orders. As of December 27, 2014, no events of default had occurred.

Principal Payment On Golub Loan

On November 5, 2014, the Company used $81.9 million of the net proceeds from the IPO to repay a portion of the principal balance on the Golub Loan. The Company incurred a pre-payment penalty of $0.6 million and accelerated amortization of deferred loan fees of $1.7 million, which was recorded to interest expense during the thirteen weeks ended December 27, 2014.

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

Senior Subordinated Term Loans (Related Party Term Loans)

On December 11, 2011, the Company obtained senior subordinated term loans from certain subordinated lenders, in the aggregate amount of $25.0 million, bearing interest at the rate of 12.5%, due quarterly. The subordinated lenders were related parties. On August 31, 2012, the Company borrowed an additional $25.5 million from the subordinated lenders. See Note 9, “Related Party Transactions”. In connection with the closing of the Golub Loan in May 2013, the Company paid off all outstanding amounts on its senior subordinated term loans.

Deferred Loan Fees

The Company incurred approximately $4.1 million of deferred loan fees related to the issuance of the Golub Loan and the PNC Line of Credit, which are being amortized to interest expense using the effective interest method over the term of the loan through May 31, 2019. The remaining balance of deferred loan fees as of December 27, 2014 is $1.4 million, and is included in prepaid expenses and other current assets (current portion) and other assets (long-term portion) on the condensed consolidated balance sheet.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s line of credit and long-term debt as of December 27, 2014 are as follows (in thousands):

Fiscal year

2015	$120
2016	480
2017	480
2018	480
2019	32,523
Thereafter	45,408
Total	$79,491

6.              Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors to purchase up to a total of 3,750,000 shares of common stock. As of December 27, 2014, all awards granted by the Company have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors with respect to a total of 1,600,000 shares of common stock, par value $0.0001 per share. All awards granted by the Company to date have been nonqualified stock options or restricted stock awards.

Pro Rata Cash Dividend, Cash Payment to Holders of Vested Options and Adjustment to Exercise Price of Unvested Options

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

Non-Qualified Stock Options

During the thirteen and thirty-nine weeks ended December 27, 2014, the Company granted certain members of management options to purchase a total of 124,650 shares (all under the 2014 Plan) and 237,500 shares of common stock, respectively. The total grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended December 27, 2014 was $0.9 million and $2.4 million, respectively, with grant date fair values ranging from $6.08 to $7.79 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $9.40 and $16.00 per share.

On October 29, 2014, the Company granted its Chief Executive Officer (“CEO”) options to purchase 99,650 shares of common stock under the 2014 Plan. These options contain both service and market conditions. Vesting of the options occurs if the market price of the Company’s stock achieves stated targets through the third anniversary of the date of grant. If those market price targets are achieved, the options will vest in equal amounts on the third, fourth and fifth anniversaries of the grant date. The fair value of the options was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of October 29, 2014:

Stock price	$16.00
Exercise price	$16.00
Expected option term	6.0 years
Expected volatility	55.0%
Risk-free interest rate	1.8%
Expected annual dividend yield	0%

During the thirteen and thirty-nine weeks ended December 28, 2013, the Company granted certain members of management options to purchase a total of 112,500 shares and 312,500 shares of common stock, respectively, under the 2011 Plan. The total grant date fair value of the stock options during the thirteen and thirty-nine weeks ended December 28, 2013 was $0.7 million and $2.1 million, respectively, with grant date fair values ranging from $6.64 to $6.92 per share. The Company is recognizing the expense relating to these stock option on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $7.18 and $8.16 per share.

The fair values of stock options granted during the thirteen and thirty-nine weeks ended December 27, 2014 and December 28, 2013 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Expected option term(1)	6.5 years	6.5 years	6.5 years	6.5 years
Expected volatility factor(2)	38.6% - 55.0%	56.0%	38.6% - 56.0%	56.0%
Risk-free interest rate(3)	1.7% - 1.8%	1.9%	1.7% - 2.0%	1.9% - 2.0%
Expected annual dividend yield(4)	0%	0%	0%	0%

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

The stock option awards discussed above, with the exception of options awarded to the Company’s CEO on October 29, 2014, were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock price over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield, if any. The Company’s estimate of pre-vesting forfeitures, or forfeiture rate, was based on its internal analysis, which included the award recipients’ positions within the Company and the vesting period of the awards. The Company will issue shares of common stock when the options are exercised.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share at December 27, 2014 was $18.42. The following table summarizes the stock award activity for the thirty-nine weeks ended December 27, 2014 (aggregate intrinsic value in thousands):

		Grant Date	Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price(1)	Life (in Years)	Value

Outstanding at March 29, 2014	2,515,000	$5.97
Granted	362,150	$12.21
Cancelled, forfetied or expired	—	$—
Outstanding at December 27, 2014	2,877,150	$6.76	7.7	$33,556
Vested and expected to vest at December 27, 2014	2,877,150	$6.76	7.7	$33,556
Exerciseable at December 27, 2014	962,850	$6.61	7.4	$11,372

(1)         The grant date weighted-average exercise price reflects the reduction of the exercise price by $2.00 per share for the 1,918,550 unvested options that were part of the April 2014 dividend discussed above.

A summary of the status of non-vested stock options as of December 27, 2014 and changes during the thirty-nine weeks ended December 27, 2014 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested at March 29, 2014	1,793,550	$3.55
Granted	362,150	$6.55
Vested	(241,400)	$4.63
Nonvested shares forfeited	—	$—
Nonvested at December 27, 2014	1,914,300	$3.98

Restricted Stock Awards

During the thirteen and thirty-nine weeks ended December 27, 2014, the Company granted 30,313 restricted shares of common stock to various employees and one member of its Board of Directors under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the member of the Board of Directors vest in full upon the one-year anniversary of the date of grant, provided that the Board member continues to serve of the Board of Directors through that date. The grant date fair value of these awards totaled $0.5 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense was $0.5 million and $0.3 million for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively and $1.5 million and $0.9 million for the thirty-nine weeks ended December 27, 2014 and December 28, 2013, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively, and $0.3 million and $0.2 million for the thirty-nine weeks ended December 27, 2014 and December 28, 2013, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of December 27, 2014, there was $7.3 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted-average remaining recognition period of 2.2 years.

7.              Commitments and Contingencies

As of December 27, 2014, the Company had employment agreements with three key officers of the Company. One of the employment agreements expires in November 2015. This agreement automatically renews for successive one-year terms and will continue to do so unless otherwise terminated. The two other employment agreements do not expire. These employment agreements, together with a letter agreement between one of these officers and the Company, provide for minimum salary levels and incentive bonuses that are payable under certain business conditions, as well as guaranteed payments in the event of termination of employment in certain circumstances. The future amounts payable under these employment agreements and letter agreement have not been recorded in the condensed consolidated financial statements as of December 27, 2014 and March 29, 2014.

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

8.              Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). In accordance with ASC 740, the Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. ASC 740 prescribes the recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. ASC 740 requires the Company to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, ASC 740 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure and transition.

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 36.0% and 38.4% for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively, and 37.9% and 39.2% for the thirty-nine weeks ended December 27, 2014 and December 28, 2013, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended December 27, 2014 are lower than their comparable periods in fiscal 2014 due to discrete items recognized in the first and third quarters of fiscal 2015 relating to return to provision adjustments. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 27, 2014, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At December 27, 2014 the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

9.             Related Party Transactions

Leases and Other Transactions

The Company has a lease agreement for one of its stores at a location owned by one minority stockholder of the Company. The Company paid less than $0.1 million for these leases during both of the thirteen weeks ended December 27, 2014 and December 28, 2013, and $0.1 million for both of the thirty-nine weeks ended December 27, 2014 and December 28, 2013. These lease payments are included in cost of goods sold in the consolidated statements of operations.

Related Party Loans

As of March 30, 2013, the Company had notes payable (see Note 5, “Revolving Credit Facilities and Long-Term Debt”) to the subordinated lenders who own common stock of the Company. These notes were paid in full in May 2013. Interest and early termination fees paid to these entities totaled $3.6 million in the thirty-nine weeks ended December 28, 2013.

10.       Earnings Per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by the Company to purchase the common shares at the average market price during the period. Dilutive potential shares of common stock represent outstanding stock options. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

As discussed in Note 6, “Stock-Based Compensation”, holders of vested stock options received a cash payment of $1.4 million, which the Company deducted from net income for purposes of the earnings per share calculation to determine the net income available for common shareholders. This resulted in net income available for common stockholders of $9.7 million for purposes of the earnings per share calculation for the thirty-nine weeks ended December 27, 2014.

The components of basic and diluted loss per share of common stock, in aggregate, for the thirteen and thirty-nine weeks ended December 27, 2014 and December 28, 2013 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Net income attributed to Boot Barn Holdings, Inc.	$8,763	$6,339	$11,116	$3,579
Less: Cash payment to holders of vested options	$—	$—	$(1,443)	$—
Net income available for common stockholders	$8,763	$6,339	$9,673	$3,579

Weighted average basic shares outstanding	23,704	18,929	20,928	18,929
Dilutive effect of stock options	852	503	671	344
Weighted average diluted shares outstanding	24,556	19,432	21,599	19,273
Basic earnings per share	$0.37	$0.33	$0.46	$0.19
Diluted earnings per share	$0.36	$0.33	$0.45	$0.19

Options to purchase 237,150 shares and 478,692 shares of common stock were outstanding during the thirteen and thirty-nine weeks ended December 27, 2014, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive. Options to purchase 611,440 shares and 1,249,380 shares of common stock were outstanding during the thirteen and thirty-nine weeks ended December 28, 2013, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

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

Overview

Boot Barn is the largest and fastest-growing lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of December 27, 2014, we operated 166 stores in 26 states, as well as a growing e-commerce website, bootbarn.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of approximately 200 brands and more than 1,500 styles on average, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not impacted by changing fashion trends.

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

Baskins Acquisition

On May 25, 2013, we acquired Baskins Acquisition Holdings, LLC, or Baskins, a western and work-related retail chain of 30 stores located in Texas and Louisiana. We refer to our acquisition of Baskins as the Baskins Acquisition. In connection with the Baskins Acquisition, we amended the Second Amended and Restated Revolving Credit and Security Agreement with PNC Bank, N.A., which we refer to as the revolving credit agreement, to increase the size of the facility to $60.0 million and entered into our Amended and Restated Term Loan and Security

Agreement with Golub Capital LLC, which we refer to as the term loan agreement. Upon the closing of the Baskins Acquisition, we used borrowings under our revolving credit facility and our term loan facility, to, among other things, pay the cash portion of the acquisition consideration, repay our then-existing term loan facility and mezzanine notes, including prepayment penalties, and pay fees and expenses incurred in connection with the Baskins Acquisition. Commencing on May 25, 2013, our consolidated financial statements and condensed consolidated financial statements include the financial position, results of operations and cash flows of Baskins. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair values as of the closing date of the Baskins Acquisition, which has resulted in the recognition of goodwill.

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

Amendment of Certificate of Incorporation

On October 19, 2014, our board of directors authorized the amendment of our certificate of incorporation to increase the number of shares that we are authorized to issue to 100,000,000 shares of common stock, par value $0.0001 per share. In addition, the amendment of the certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and effect a 25-for-1 stock split of our outstanding common stock. The amendment became effective on October 27, 2014. Accordingly, all common share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the increase in authorize shares and the 25-for-1 stock split as though it had occurred at the beginning of the initial period presented.

Initial Public Offering

On October 29, 2014, we commenced our initial public offering, or IPO, of 5,000,000 shares of our common stock. In addition, on October 31, 2014, the underwriters of the IPO exercised their option to purchase an additional 750,000 shares of common stock from us. As a result, 5,750,000 shares of common stock were issued and sold by us at a price of $16.00 per share.

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

Net sales

Net sales reflect revenue from the sale of our merchandise at retail locations, as well as sales of merchandise through our e-commerce website. We recognize revenue upon the purchase of merchandise by customers at our stores and upon delivery of the product in the case of our e-commerce website. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns and award redemptions under our customer loyalty program expected in the future stemming from current period sales. Revenue from the sale of gift cards is deferred until the gift cards are used to purchase merchandise.

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

Same store sales

Same store sales generally refers to net sales from stores that have been open at least 13 full fiscal months as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

•                  stores that are closed for five or fewer days in any fiscal month are included in same store sales;

•                  stores that are closed temporarily, but for more than five days in any fiscal month, are excluded from same store sales beginning in the fiscal month in which the temporary closure begins until the first full month of operation once the store re-opens;

•                  stores that are closed temporarily and relocated within their respective trade areas are included in same store sales; stores that are permanently closed are excluded from same store sales beginning in the month preceding closure;

•                  and acquired stores are added to same store sales beginning on the later of (a) the first day of the first fiscal month following its applicable acquisition date and (b) the first day of the first fiscal month after the store has been open for at least 13 full fiscal months regardless of whether the store has been operated under our management or predecessor management.

If the criteria described above are met, then all net sales of an acquired store, excluding those net sales before our acquisition of that store, are included for the period presented. However, when an acquired store is included for the period presented, the net sales of such acquired store for periods before its acquisition are included (to the extent relevant) for purposes of calculating “same stores sales growth” and illustrating the comparison between the applicable periods. Pre-acquisition net sales numbers are derived from the books and records of the acquired store, or acquired company in the case of Baskins and RCC Western Stores, Inc., or RCC, as prepared prior to the acquisition by the acquired store or acquired company and have not been independently verified by us.

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

The term “same store sales growth” refers to the percentage change in our same store sales as compared to the prior comparable period. Measuring the change in year-over-year same store sales allows us to evaluate how our store base is performing. Numerous factors affect our same store sales, including:

•                  national and regional economic trends;

•                  our ability to identify and respond effectively to regional consumer preferences;

•                  changes in our product mix;

•                  changes in pricing;

•                  competition;

•                  changes in the timing of promotional and advertising efforts;

•                  holidays or seasonal periods; and

•                  weather.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses, or SG&A expenses, are composed of labor and related expenses, other operating expenses and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

•                  Labor and related expenses—Labor and related expenses include all store-level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.

•                  Other operating expenses—Other operating expenses include all operating costs, including those for advertising, marketing campaigns, operating supplies, utilities, and repairs and maintenance, as well as credit card fees and costs of third-party services.

•                  General and administrative expenses—General and administrative expenses comprise expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance and other related corporate costs.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of non-cash or non-recurring expenses. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA (or some variations thereof) for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with generally accepted accounting principles, or GAAP. We define EBITDA as net income adjusted to exclude income tax expense, net interest expense and depreciation and intangible asset amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude non-cash stock-based compensation, the non-cash accrual for future award redemptions, acquisition expenses, acquisition-related integration and reorganization costs, amortization of inventory fair value adjustment, loss on disposal of assets and other unusual or non-recurring expenses. We present these non-GAAP measures together below with a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our use of EBITDA and Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•                  neither EBITDA nor Adjusted EBITDA reflects income tax expense or the cash requirements to pay our taxes;

•                  neither EBITDA nor Adjusted EBITDA reflects our cash expenditures for capital equipment, leasehold improvements or other contractual commitments;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and neither EBITDA nor Adjusted EBITDA reflects capital expenditure requirements for such replacements;

•                  neither EBITDA nor Adjusted EBITDA reflects the interest expense or the cash requirements necessary to service interest or principal payments under our credit facilities; and

•                  neither EBITDA nor Adjusted EBITDA reflects changes in, or cash requirements for, our working capital needs.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Net sales	$130,523	$115,438	$299,404	$257,382
Cost of goods sold	84,367	75,474	198,605	170,827
Amortization of inventory fair value adjustment	—	288	—	867
Total cost of goods sold	84,367	75,762	198,605	171,694
Gross profit	46,156	39,676	100,799	85,688
Operating expenses:
Selling, general and administrative expenses	28,299	26,604	73,167	69,310
Acquisition-related expenses	—	—	—	671
Total operating expenses	28,299	26,604	73,167	69,981
Income from operations	17,857	13,072	27,632	15,707
Interest expense, net	4,177	2,244	9,755	9,528
Other income, net	12	12	37	23
Income before income taxes	13,692	10,840	17,914	6,202
Income tax expense	4,929	4,167	6,794	2,434
Net income	8,763	6,673	11,120	3,768

Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.6%	65.4%	66.3%	66.4%
Amortization of inventory fair value adjustment	—	0.2%	—	0.3%
Total cost of goods sold	64.6%	65.6%	66.3%	66.7%
Gross profit	35.4%	34.4%	33.7%	33.3%
Operating expenses:
Selling, general and administrative expenses	21.7%	23.0%	24.4%	26.9%
Acquisition-related expenses	—	—	—	0.3%
Total operating expenses	21.7%	23.0%	24.4%	27.2%
Income from operations	13.7%	11.3%	9.2%	6.1%
Interest expense, net	3.2%	1.9%	3.3%	3.7%
Other income, net	—	—	—	—
Income before income taxes	10.5%	9.4%	6.0%	2.4%
Income tax expense	3.8%	3.6%	2.3%	0.9%
Net income	6.7%	5.8%	3.7%	1.5%

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

EBITDA reconciliation:
Net income	$8,763	$6,673	$11,120	$3,768
Income tax expense	4,929	4,167	6,794	2,434
Interest expense, net	4,177	2,244	9,755	9,528
Depreciation and intangible asset amortization	2,311	2,055	6,443	5,775
EBITDA	20,180	15,139	34,112	21,505
Non-cash stock-based compensation (a)	539	296	1,459	889
Non-cash accrual for future award redemptions (b)	816	581	581	821
Acquisition expenses (c)	—	—	—	671
Acquisition-related integration and reorganization costs (d)	—	2,171	—	4,536
Amortization of inventory fair value adjustment (e)	—	288	—	867
Loss on disposal of assets (f)	27	513	113	804
Other unusual or non-recurring expenses (g)	—	—	864	—
Adjusted EBITDA	$21,562	$18,988	$37,129	$30,093

(a)         Represents non-cash compensation expenses related to stock options and restricted stock awards granted to certain of our employees and directors.

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

(f)           Represents loss on disposal of assets in connection with rebranding of RCC and Baskins stores, as well as other costs.

(g)          Represents professional fees and expenses incurred in connection with other acquisition activity.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Selected store data (unaudited):
Same store sales growth	7.2%	3.8%	7.3%	5.9%
Stores operating at end of period	166	155	166	155
Total retail store square footage, end of period (in thousands)	1,781	1,663	1,781	1,663
Average store square footage, end of period	10,729	10,729	10,729	10,729
Average net sales per store (in thousands)	$737	$701	$1,712	$1,582

Thirteen Weeks Ended December 27, 2014 Compared to Thirteen Weeks Ended December 28, 2013

Net sales. Net sales increased $15.1 million, or 13.1%, to $130.5 million for the thirteen weeks ended December 27, 2014 from $115.4 million for the thirteen weeks ended December 28, 2013. The increase in net sales was due to an increase in same store sales of $8.0 million, or 7.2%, and partially due to contributions from 14 new stores opened between the fourth quarter of fiscal 2014 and the third quarter of fiscal 2015. The increase in same store sales was driven by an increase in transactions and a higher sales mix of boots and work-related merchandise.

Gross profit. Gross profit increased $6.5 million, or 16.3%, to $46.2 million for the thirteen weeks ended December 27, 2014 from $39.7 million for the thirteen weeks ended December 28, 2013. As a percentage of net sales, gross profit was 35.4% and 34.4% for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively. The thirteen weeks ended December 28, 2013 includes adjustments of $0.3 million related to amortization of the inventory fair value adjustment and $1.0 million related to remerchandising the Baskins stores, which were acquired in the first quarter of fiscal 2014. Merchandise margin increased during the thirteen weeks ended December 27, 2014, driven by private brands and boots, which are margin enhancing relative to apparel. This increase was offset by the higher occupancy rate of new stores that have not yet matured, and the associated depreciation of accelerating our new store growth plan, as well as an increase in procurement and distribution costs.

Selling, general and administrative expenses. SG&A expenses increased $1.7 million, or 6.4%, to $28.3 million for the thirteen weeks ended December 27, 2014 from $26.6 million for the thirteen weeks ended December 28, 2013. As a percentage of net sales, SG&A was 21.7% and 23.0% for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively. Labor and related expenses, operating expenses and general and administrative expenses all increased as a result of additional investment in our corporate organization to support our planned growth, as well as the addition of 14 new stores between the fourth quarter of fiscal 2014 and the third quarter of fiscal 2015. SG&A as a percentage of net sales decreased partially due to $1.2 million of integration-related expenses from the Baskins acquisition during the thirteen weeks ended December 28, 2013.

Income from operations. Income from operations increased $4.8 million, or 36.6%, to $17.9 million for the thirteen weeks ended December 27, 2014 from $13.1 million for the thirteen weeks ended December 28, 2013. As a percentage of net sales, income from operations was 13.7% and 11.3% for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net increased $1.9 million, or 86.1%, to $4.2 million for the thirteen weeks ended December 27, 2014 from $2.2 million for the thirteen weeks ended December 28, 2013. The increase in interest expense, net was primarily due to a pre-payment penalty of $0.6 million and accelerated amortization of deferred loan fees of $1.7 million in connection with our $81.9 million paydown of the Golub Loan balance during the thirteen weeks ended December 27, 2014.

Income tax expense. Income tax expense increased $0.8 million, or 18.3%, to $4.9 million for the thirteen weeks ended December 27, 2014 from $4.2 million for the thirteen weeks ended December 28, 2013. The increase in our income tax expense was primarily due to the $2.9 million increase in income before income taxes for the thirteen weeks ended December 27, 2014 as compared to the thirteen weeks ended December 28, 2013. Our effective tax rate was 36.0% and 38.4% for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively. The lower effective tax rate for the thirteen weeks ended December 27, 2014 compared to the thirteen weeks ended December 28, 2013 was due to discrete items recognized in the third quarter of fiscal 2015 relating to prior year true-up adjustments to income taxes payable and deferred tax assets and liabilities.

Net income. Net income increased $2.1 million, or 31.3%, to $8.8 million for the thirteen weeks ended December 27, 2014 from $6.7 million for the thirteen weeks ended December 28, 2013. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased $2.6 million, or 13.6%, to $21.6 million for the thirteen weeks ended December 27, 2014 from $19.0 million for the thirteen weeks ended December 28, 2013. The increase was primarily due to the increase in net income of $2.1 million for the thirteen weeks ended December 27, 2014 compared to the thirteen weeks ended December 28, 2013, as well as increases in income tax expense of $0.8 million, interest expense of $1.9 million, depreciation and amortization expense of $0.3 million, stock-based compensation expense of $0.2 million and the non-cash accrual for future award redemptions under our customer loyalty program of $0.2 million. These increases were offset by acquisition and acquisition-related expenses totaling $2.2 million and amortization of the inventory fair value adjustment of $0.3 million during the thirteen weeks ended December 28, 2013, while no such expenses were incurred during the thirteen weeks ended December 27, 2014. In addition, loss on disposal of fixed assets decreased by $0.5 million for the thirteen weeks ended December 27, 2014 compared to the thirteen weeks ended December 28, 2013.

Thirty-Nine Weeks Ended December 27, 2014 Compared to Thirty-Nine Weeks Ended December 28, 2013

Net sales. Net sales increased $42.0 million, or 16.3%, to $299.4 million for the thirty-nine weeks ended December 27, 2014 from $257.4 million for the thirty-nine weeks ended December 28, 2013. The increase in net sales was due to an increase in same store sales of $18.9 million, or 7.3%, and partially due to contributions from 14 new stores opened between the end of the fourth quarter of fiscal 2014 and the third quarter of fiscal 2015. Net sales also increased as a result of operating the Baskins stores for the entire thirty-nine week period this year compared to thirty-one weeks in the prior year. The increase in same store sales was driven by an increase in transactions and a higher mix of boots and work-related merchandise.

Gross profit. Gross profit increased $15.1 million, or 17.6%, to $100.8 million for the thirty-nine weeks ended December 27, 2014 from $85.7 million for the thirty-nine weeks ended December 28, 2013. As a percentage of net sales, gross profit was 33.7%  and 33.3% for the thirty-nine weeks ended December 27, 2014 and December 28, 2013, respectively. The increase in gross profit as a percentage of net sales was due to increases in merchandise margin resulting from a mix shift towards higher margin footwear and private brand products and the benefits of remerchandising the Baskins stores in fiscal 2013, partially offset by increases in store occupancy costs and depreciation, increases in procurement and warehouse distribution costs and the elimination of non-recurring expenses in the prior year period. The thirty-nine weeks ended December 28, 2013 includes adjustments of $0.9 million related to amortization of the inventory fair value adjustment and $1.2 million related to remerchandising the Baskins stores.

Selling, general and administrative expenses. SG&A expenses increased $3.9 million, or 5.6%, to $73.2 million for the thirty-nine weeks ended December 27, 2014 from $69.3 million for the thirty-nine weeks ended December 28, 2013. As a percentage of net sales, SG&A was 24.4% and 26.9% for the thirty-nine weeks ended December 27, 2014 and December 28, 2013, respectively. Labor and related expenses, operating expenses and general and administrative expenses all increased as a result of additional investment in our corporate organization to support our planned growth, as well as the addition of 14 new stores between the fourth quarter of fiscal 2014 and the third quarter of fiscal 2015. In addition, during the thirty-nine weeks ended December 27, 2014, SG&A included $0.9 million of non-recurring expenses related to a potential acquisition that we chose not to pursue. SG&A as a percentage of net sales decreased partially due to $3.4 million of integration-related expenses from the Baskins acquisition during the thirty-nine weeks ended December 28, 2013.

Acquisition-related expenses. Acquisition-related expenses for the thirty-nine weeks ended December 28, 2013 were $0.7 million, which related to the Baskins Acquisition. There were no acquisition-related expenses during the thirty-nine weeks ended December 27, 2014.

Income from operations. Income from operations increased $11.9 million, or 75.9%, to $27.6 million for the thirty-nine weeks ended December 27, 2014 from $15.7 million for the thirty-nine weeks ended December 28, 2013. As a percentage of net sales, income from operations was 9.2% and 6.1% for the thirty-nine weeks ended December 27, 2014 and December 28, 2013, respectively. The increase in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net increased $0.2 million, or 2.4%, to $9.8 million for the thirty-nine weeks ended December 27, 2014 from $9.5 million for the thirty-nine weeks ended December 28, 2013. The increase in interest expense, net was due to increased borrowings on the Golub Loan and PNC Line of Credit in the first quarter of fiscal 2015, which was primarily used to pay the $41.3 million of dividends and payments in respect of vested options during the first quarter of fiscal 2015. The increase in interest expense during the first two quarters of fiscal 2015 was partially offset by lower interest expense in the third quarter of fiscal 2015 resulting from the pay down of the Golub Loan using the proceeds from our IPO. In connection with the pay down of the Golub loan during the third quarter of fiscal 2015, we also incurred pre-payment penalties and wrote off of deferred loan costs totaling $2.3 million, which was recorded to interest expense.

Income tax expense. Income tax expense increased $4.4 million, or 179.1%, to $6.8 million for the thirty-nine weeks ended December 27, 2014 from $2.4 million for the thirty-nine weeks ended December 28, 2013. Our effective tax rate was 37.9% and 39.2% for the thirty-nine weeks ended December 27, 2014 and December 28, 2013, respectively. The lower effective tax rate for the thirty-nine weeks ended December 27, 2014 compared to the thirty-nine weeks ended December 28, 2013 was due to discrete items recognized in the first and third quarters of fiscal 2015 relating to prior year true-up adjustments to income taxes payable and deferred tax assets and liabilities.

Net income. Net income increased $7.4 million, or 195.1%, to $11.1 million for the thirty-nine weeks ended December 27, 2014 from $3.8 million for the thirty-nine weeks ended December 28, 2013. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased $7.0 million, or 23.4%, to $37.1 million for the thirty-nine weeks ended December 27, 2014 from $30.1 million for the thirty-nine weeks ended December 28, 2013. The increase was primarily due to net income of $11.1 million for the thirty-nine weeks ended December 27, 2014 compared to a net income of $3.8 million for the thirty-nine weeks ended December 28, 2013, as well as increases in income tax expense of $4.4 million, interest expense of $0.2 million, depreciation and intangible asset amortization of $0.7 million and stock-based compensation expense of $0.6 million. We also incurred $0.9 million of non-recurring expenses during the thirty-nine weeks ended December 27, 2014 related to a potential acquisition that we chose not to pursue. These increases were offset by acquisition and acquisition-related expenses totaling $5.2 million and amortization of the inventory fair value adjustment of $0.9 million during the thirty-nine weeks ended December 28, 2013, while no such expenses were incurred during the thirty-nine weeks ended December 27, 2014. In addition, there were decreases in the non-cash accrual for future award redemptions under our customer loyalty program of $0.2 million and loss on disposal of fixed assets of $0.7 million for thirty-nine weeks ended December 27, 2014 compared to the thirty-nine weeks ended December 28, 2013.

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

As of December 27, 2014, the terms of our revolving credit facility were set forth in the revolving credit agreement, as amended, and the terms of our term loan facility were set forth in the term loan agreement, as amended. Our primary operating subsidiary, Boot Barn, Inc., is the borrower under both of our credit facilities.

The revolving credit agreement currently provides for a $70.0 million revolving credit facility, including a $5.0 million sub-limit for letters of credit. Subject to certain terms and conditions, PNC Bank, N.A. is committed to increase the facility by an additional $10.0 million at our request. Borrowings under the revolving credit agreement are subject to a borrowing base tied to specified percentages of eligible inventory and credit card receivables. Interest on borrowings is payable, at our election, at a rate based on an alternative base rate (the rate equal to the highest of (1) PNC’s publicly announced commercial lending rate, (2) the daily federal funds open rate plus 0.50% or (3) the LIBOR rate for a period of one month plus 1.00%) or LIBOR (for one, two, three or six month periods at our election), plus applicable margins of 0.75% or 1.00% for alternative base rate loans and 1.75% or 2.00% for LIBOR advances, in each case determined by reference to availability under the borrowing base formula. In addition, we pay a commitment fee on the unused portion of the revolving credit facility equal to (1) 0.375% if our average utilization of the revolving facility over the preceding calendar quarter was equal to or less than 60% of borrowing base availability or (2) 0.25% if average utilization exceeded 60% of borrowing base availability. The revolving credit agreement matures on May 31, 2018. As of December 27, 2014, a total of $32.0 million was outstanding under the revolving credit agreement and there was $38.0 million of unused availability under the borrowing base formula. Average outstanding borrowings during the thirty-nine weeks ended December 27, 2014 were $48.1 million.

The term loan agreement currently provides for a $130.0 million term loan that matures on May 31, 2019, and bears interest, at our election, at a base rate (the rate equal to the greater of (1) the higher of the “prime rate” as published by the Wall Street Journal or the overnight Federal Funds Rate plus 0.50% and (2) the one month LIBOR rate (but not less than 1.25%) plus 1.00% or at LIBOR for a period of one, two, three, six or, if available to all lenders, nine or 12 months, at our election (with a floor of 1.25%), plus applicable margins of 4.75% for base rate advances and 5.75% for LIBOR advances. The term loan agreement requires principal payments of $0.3 million per fiscal quarter, with the remaining balance due at maturity, as well as certain mandatory prepayments at the lender’s discretion, including a specified portion of annual “excess cash flow”, as defined in the term loan agreement.

The revolving credit agreement and the term loan agreement were amended in April 2014 to, among other things, permit the payment of a dividend to our stockholders in that month and to increase the amount of borrowings permitted under each of those agreements. An additional $30.8 million provided under the amendment to the term loan agreement was used to fund a portion of the dividend paid to our stockholders in the first quarter of fiscal 2015.

On November 5, 2014, we entered into amendments to the revolving credit facility and the term loan agreement. These amendments each (a) permit certain add-backs to the definition of “EBITDA” (Earnings Before Interest, Taxes, Depreciation and Amortization) relating to expenses incurred in connection with our recently consummated IPO and the preparation of the Amendments, (b) revise the “Change of Control” definition and the covenant restricting certain equity issuances to be more customary for a publicly traded company, (c) delete the equity cure provisions, and (d) change the financial statement deliverable requirements, and timing, to align with the SEC disclosure requirements. In addition, the amendment to the term loan agreement reduced the applicable LIBOR Floor to 1.00% and deleted Board observation rights of the lenders in the term loan agreement.

On November 5, 2014, we used the net proceeds from our IPO to repay $81.9 million of the term loan’s principal balance. Amounts repaid will no longer be available for future borrowings under the term loan agreement. As of December 27, 2014, the outstanding balance of the term loan facility was $47.4 million, resulting in principal payments of the term loan balance being reduced to $0.1 million per fiscal quarter.

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

Our credit facilities contain a number of covenants that restrict, among other things and subject to certain exceptions, our ability to:

•                  incur additional indebtedness;

•                  create liens on assets;

•                  engage in mergers or consolidations;

•                  sell assets;

•                  make investments, loans or advances;

•                  make certain acquisitions;

•                  engage in certain transactions with affiliates;

•                  authorize or pay dividends; and

•                  change our line of business or fiscal year.

In addition, the term loan agreement requires us to maintain a specified minimum interest coverage ratio and not to exceed a specified maximum total leverage ratio during each specified measurement period. The term loan agreement also limits the amount we can spend on capital expenditures per year. Under the revolving credit agreement, we will become subject to a minimum fixed charge coverage ratio if our “excess availability” falls below specified floor levels. As of December 27, 2014, our excess availability exceeded the triggers specified in the revolving credit agreement and we were in compliance with the financial covenants in the term loan agreement. The revolving credit agreement and term loan agreement contain customary events of default, including a change of control. As of December 27, 2014, we were in compliance with all of our debt covenants.

Although we did not have any material capital expenditure commitments as of the end of fiscal 2014, we are planning to open new stores, remodel and refurbish our existing stores at a greater rate than we have typically done in the past, and make improvements to our information technology infrastructure, which will result in increased capital expenditures. We estimate that our capital expenditures in fiscal 2015 will be between approximately $14.0 million and $15.0 million (of which $9.6 million has been spent through December 27, 2014), and we anticipate that we will use cash flows from operations to fund these expenditures.

Cash and cash equivalents were $3.6 million as of December 27, 2014 compared to $1.1 million as of March 29, 2014.

Cash Flow Analysis

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
	December 27, 2014	December 28, 2013

Net cash provided by operating activities	$20,585	$18,430
Net cash used in investing activities	(9,562)	(23,823)
Net cash (used in) provided by financing activities	(8,543)	6,624
Net increase in cash and cash equivalents	$2,480	$1,231

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $20.6 million for the thirty-nine weeks ended December 27, 2014. The significant components of cash flows provided by operating activities were net income of $11.1 million, the add-back of non-cash depreciation and amortization expense of $6.4 million, stock-based compensation expense of $1.5 million, amortization of deferred loan fees of $2.2 million and an increase in deferred taxes of $0.6 million. Accounts payable and accrued expenses and other current liabilities increased by $18.1 million due to the timing of payments and growth of the company. Prepaid expenses and other current assets decreased by $1.2 million primarily due to higher prepaid rent at the end of fiscal 2014, and other liabilities increased by $1.1 million due to the opening of new stores. The above was offset by increases in accounts receivable of $2.3 million and inventories of $19.2 million due to the growth of the company.

Net cash provided by operating activities was $18.4 million for the thirty-nine weeks ended December 28, 2013. The significant components of cash flows provided by operating activities were net income of $3.8 million, the add-back of non-cash depreciation and amortization expense of $5.8 million, amortization of deferred loan fees of $2.4 million, stock-based compensation expense of $0.9 million, amortization of the inventory fair value adjustment of $0.9 million, loss on disposal of fixed assets of $0.8 million and an increase in deferred taxes of $0.3 million. Accounts payable and accrued expenses and other current assets increase by $17.6 million due to the timing of payments and growth of the company. The above was offset by increases in account receivable of $1.2 million and inventories of $13.0 million due to the growth of the company.

Net Cash Used in Investing Activities

Net cash used in investing activities was $9.6 million for the thirty-nine weeks ended December 27, 2014, which represents purchases of property and equipment during the period.

Net cash used in investing activities was $23.8 million for the thirty-nine weeks ended December 28, 2013, which was primarily due to $14.0 million related to the purchase of Baskins. Purchases of property and equipment totaled $9.7 million and we purchased trademark rights totaling $0.2 million during the period.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $8.5 million for the thirty-nine weeks ended December 27, 2014. We received $82.2 million of net proceeds from our IPO in the third quarter of fiscal 2015, and used $81.9 million of the proceeds to repay a portion of the principal balance on the Golub Loan. During the first quarter of fiscal 2015, we increased our loan borrowings by $30.8 million and our line of credit borrowings by $3.4 million, primarily to pay $41.3 million of dividends and payments in respect of vested options during the first quarter of fiscal 2015. We paid $0.8 million of debt issuance fees related to these borrowings.

Net cash provided by financing activities was $6.6 million for the thirty-nine weeks ended December 28, 2013. We borrowed $100.0 million under the Golub Loan, and used these funds to pay off our $69.5 million of existing debt and acquire Baskins (including repayment of $20.1 million of Baskins’ debt). We paid $3.4 million of debt issuance fees relating to these borrowings.

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

Item 3.         Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our revolving credit facility and our term loan facility, which bear interest at variable rates. As of December 27, 2014, we had $32.0 million in outstanding borrowings under our revolving credit facility and $47.4 million under our term loan facility. On January 30, 2012, we entered into an interest rate cap transaction pursuant to which we will receive from the counterparty to that transaction an amount equal to a notional principal amount of $5.0 million multiplied by any amount by which LIBOR exceeds 3.0% in periods prior to February 1, 2015. We do not currently engage in any other interest rate hedging activity and have no plans to do so in the foreseeable future. Based on the amounts outstanding under our revolving credit facility and term loan facility as of December 27, 2014, a hypothetical change in the respective blended interest rates applicable to these facilities of 1.0% would result in a change in interest expense of $0.8 million, disregarding the LIBOR floor of 1.00% under our term loan facility.

As of December 27, 2014, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our final prospectus filed with the SEC on October 30, 2014.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 27, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 27, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Part II. Other Information

Item 1.         Legal Proceedings

For information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

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

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit No.	Description of Exhibit

3.1

Second Amended and Restated Certificate of Incorporation of Boot Barn Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2014).

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

Boot Barn Holdings, Inc.

Date: February 9, 2015	/s/ James G. Conroy
James G. Conroy
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 9, 2015	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer)