Form 10-K
period 2015-03-28
Boot Barn Holdings, Inc.
filed 2015-05-29
CIK 1610250

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36711

BOOT BARN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0776290 (I.R.S. Employer Identification No.)

15776 Laguna Canyon Rd.
Irvine, CA 92618
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (949) 453-4400

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of September 26, 2014, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public market for the registrant's common stock. The registrant's common stock began trading on The New York Stock Exchange on October 30, 2014.

          The number of issued and outstanding shares of the registrant's common stock, $.01 par value, as of May 27, 2015 was 25,824,100.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2015 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

        This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to, by way of example and without limitation, our financial condition, liquidity, profitability, results of operations, margins, plans, objectives, strategies, future performance, business and industry. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate", "estimate", "expect", "project", "plan", "intend", "believe", "may", "might", "will", "could", "should", "can have", "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events, but not all forward-looking statements contain these identifying words. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. We believe the risks attending any forward-looking statements include, but are not limited to, those described under "Risk factors" and include, among other things:

  •
  declines in consumer confidence and decreases in consumer spending or changes in consumer preferences;

  •
  our ability to successfully open a significant number of new stores and adapt to the preferences of new geographic markets in which those stores open;

  •
  our ability to maintain and enhance a strong brand image;

  •
  our ability to attract customers in the various retail venues and geographic markets in which our stores are currently located or in which we may open stores in the future;

  •
  our ability to compete effectively in an environment of intense competition;

  •
  our ability to generate adequate cash from our existing stores to support our growth;

  •
  our ability to effectively adapt to our rapid expansion in recent years and our planned future expansion;

  •
  our ability to successfully integrate any new distribution model into our operations;

  •
  our dependence on third-party suppliers to provide us with sufficient quantities of merchandise at acceptable prices;

  •
  our ability to improve and expand our exclusive product offerings;

  •
  our ability to balance our private brand merchandise with third-party branded merchandise;

  •
  price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;

  •
  increases in the costs of fabrics, raw materials, labor or transportation;

  •
  failure of our suppliers and their manufacturing sources to use acceptable labor or other practices;

  •
  our inability to hire or retain key executive management and other talent required for our business;

  •
  failure of our management information systems to support our current and growing business;

  •
  our reliance upon third-party transportation providers for our e-commerce merchandise shipments;

  •
  risks relating to our e-commerce website, such as diversion of traffic from our stores, liability for online content and government regulation of the Internet;

  •
  disruptions in our internal operations or management information systems due to system security failures;

  •
  litigation costs and the outcomes of litigation;

  •
  the impact of changes in or violations of laws or regulations;

  •
  our ability to manage strategic transactions that may impact our liquidity, increase our expenses and distract our management; and

  •
  the possibility that our goodwill, intangible assets or long-lived assets might become impaired.

        We derive many of our forward-looking statements from our current operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For these reasons, we caution readers not to place undue reliance on these forward-looking statements.

        See "Risk Factors" for a more complete discussion of the risks and uncertainties mentioned above and for a discussion of other risks and uncertainties. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this annual report and in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

        We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this annual report are made only as of the date hereof. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

        We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. The data presented contains references to fiscal 2015, fiscal 2014, fiscal 2013 and the Successor Period and the Predecessor Period, which represent our fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, and our fiscal periods from December 12, 2011 to March 31, 2012 and from April 3, 2011 to December 11, 2011, respectively. Fiscal 2015, 2014 and 2013 were each 52-week periods, the Successor Period consisted of approximately 16 weeks and the Predecessor Period consisted of approximately 36 weeks.

PART I

Item 1.    Business.

Our Company

        We are the largest and fastest-growing lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. With 169 stores in 26 states as of March 28, 2015, we have over twice as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to grow our store base to at least 400 domestic locations. Our stores, which are typically freestanding or located in strip centers, average 10,748 square feet and feature a comprehensive assortment of approximately 200 brands and more than 1,500 styles on average, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high-quality footwear and clothing. We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our motto, "Be True", which communicates the genuine and enduring spirit of the Boot Barn brand.

        Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers' daily lives and typically represent enduring styles that are not impacted by changing fashion trends. Accordingly, approximately 70% of our inventory is kept in stock through automated replenishment programs. The majority of our merchandise is sold at full price and is not subject to typical inventory markdowns. Our boot selection, which comprises approximately one-third of each store's selling square footage space, is merchandised on self-service fixtures with western boots arranged by size and work boots arranged by brand. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market-leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western-style jewelry and accessories. Our western assortment includes many of the industry's most sought-after brands, such as Ariat, Dan Post, Justin, Levi Strauss, Lucchese, Miss Me, Montana Silversmiths, Resistol and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety-toe boots and flame-resistant and high-visibility clothing. Among the top work brands sold in our stores are Carhartt, Dickies, Timberland Pro and Wolverine. Our merchandise is also available on our e-commerce website, www.bootbarn.com.

        Boot Barn was founded in 1978 and, over the past 37 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner, resulting in sales and profit increases over their original concepts. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

Recent Acquisitions and Corporate Transactions

Recapitalization

        On December 12, 2011, we consummated a recapitalization with Freeman Spogli & Co., which we refer to as the Recapitalization, to provide liquidity for certain existing stockholders, to repay existing indebtedness and to help us achieve our long-term growth objectives by partnering with a private equity firm with expertise in assisting retail companies in executing their growth strategies. Funds affiliated with Freeman Spogli & Co. purchased shares of our common stock representing an indirect 90.4% equity interest in our then-existing subsidiary, Boot Barn Holding Corporation. In connection with the Recapitalization, management and other investors purchased shares of our common stock and common stock of Boot Barn Holding Corporation, collectively representing an indirect 9.6% equity interest in Boot Barn Holding Corporation. In addition, on December 12, 2011, we entered into an amended and restated revolving credit facility and term loan facility and issued $25.0 million in mezzanine notes. The purchase price associated with the Recapitalization has been allocated to assets acquired and liabilities assumed based on their fair values as of the date of the Recapitalization, which has resulted in the recognition of goodwill.

RCC Acquisition

        On August 31, 2012, we acquired RCC Western Stores, Inc., a western and work-related retail chain of 29 stores located in 12 states ("RCC"). We refer to the acquisition as the "RCC Acquisition". In connection with the RCC Acquisition, we amended our revolving credit facility and our then-existing term loan facility to increase the size of both facilities. We also raised an additional $25.5 million by issuing new mezzanine notes and issued 296,725 shares of our common stock to one of our mezzanine lenders, which represented a 1.5% equity interest in Boot Barn Holding Corporation immediately following the RCC Acquisition. Upon the closing of the RCC Acquisition, we used borrowings under our revolving credit facility and our then-existing term loan facility, as well as the new mezzanine notes, to, among other things, pay the cash portion of the acquisition consideration, as well as related fees and expenses incurred in connection with the RCC Acquisition. Commencing on August 31, 2012, our consolidated financial statements include the financial position, results of operations and cash flows of RCC. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair values as of the closing date of the RCC Acquisition, which has resulted in the recognition of goodwill.

        Through the RCC Acquisition, we increased our store base by 33% and expanded our geographic footprint into the Midwest and Southeast. In addition, we have achieved significant benefits from the RCC Acquisition as a result of improved purchasing efficiencies from suppliers and corporate support efficiencies. All of the RCC stores have been rebranded under the Boot Barn banner.

Baskins Acquisition

        On May 25, 2013, we acquired Baskins Acquisition Holdings, LLC, a western and work-related retail chain of 30 stores located in Texas and Louisiana ("Baskins"). We refer to the acquisition as the "Baskins Acquisition". In connection with the Baskins Acquisition, we amended our revolving credit facility to increase the size of the facility to $60.0 million and entered into a new term loan facility. Upon the closing of the Baskins Acquisition, we used borrowings under our revolving credit facility and our term loan facility, to, among other things, pay the cash portion of the acquisition consideration, repay our then-existing term loan facility and mezzanine notes, including prepayment penalties, and pay fees and expenses incurred in connection with the Baskins Acquisition. Commencing on May 25, 2013, our consolidated financial statements and condensed consolidated financial statements include the financial position, results of operations and cash flows of Baskins. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair values as of the closing date of the Baskins Acquisition, which has resulted in the recognition of goodwill.

        Through the Baskins Acquisition, we entered the attractive Texas market, which is the number one market for western boots, apparel and accessories. All of the Baskins stores have been rebranded under the Boot Barn banner and have been merchandised to be consistent with our existing stores. We have seen an increase in both sales and profitability in the acquired stores since rebranding and remerchandising the stores acquired in the Baskins Acquisition.

Reorganization

        As of June 8, 2014, WW Top Investment Corporation held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. Boot Barn Holding Corporation held all of the outstanding shares of common stock of Boot Barn, Inc., which is our primary operating subsidiary. To simplify our organizational structure, we completed a reorganization on June 9, 2014, whereby WW Holding Corporation was merged with and into WW Top Investment Corporation and then Boot Barn Holding Corporation was merged with and into WW Top Investment Corporation (the "Reorganization"). As a result of this Reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of WW Top Investment Corporation, and the minority stockholders that formerly held 5.0% of Boot Barn Holding Corporation became holders of 5.0% of WW Top Investment Corporation. The legal name of WW Top Investment Corporation was subsequently changed to Boot Barn Holdings, Inc.

Amendment of Certificate of Incorporation

        On October 19, 2014, our board of directors authorized the amendment of our certificate of incorporation to increase the number of shares that we are authorized to issue to 100,000,000 shares of common stock, par value $0.0001 per share. In addition, the amendment of the certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and effect a 25-for-1 stock split of our outstanding common stock. The amendment became effective on October 27, 2014. Accordingly, all common share and per share amounts have been adjusted to reflect the increase in authorized shares and the 25-for-1 stock split as though it had occurred at the beginning of the initial period presented.

Initial Public Offering

        On October 29, 2014, we completed our initial public offering of 5,000,000 shares of our common stock. In addition, on October 31, 2014, the underwriters of the initial public offering exercised their option to purchase an additional 750,000 shares of common stock from us. As a result, 5,750,000 shares of common stock were issued and sold by us at a price of $16.00 per share.

Secondary Offering

        On February 25, 2015, stockholders of the Company completed a secondary offering of 6,235,544 shares of common stock, including 813,332 shares of the Company's common stock sold as a result of the underwriters' exercise of their option to purchase additional shares at the public offering price of $23.50 per share, less the underwriting discount. The Company did not issue any new shares of common stock nor did it receive any proceeds from the secondary offering.

Our Competitive Strengths

        We believe the following strengths differentiate us from our competitors and provide a solid foundation for future growth:

        Powerful lifestyle brand.    The Boot Barn brand is built on western lifestyle values that are core to American culture. Our deep understanding of this lifestyle enables us to create long-lasting relationships with our customers who embody these ideals. Our brand is highly visible through our sponsorship of rodeos, stock shows, concerts and country music artists. We sponsor local community rodeos, national rodeos and other country and western events. We sell our products through pop-up shops at several of the largest events that we sponsor. We believe these grassroots marketing efforts make our brand synonymous with the western lifestyle, validate our brand's authenticity and establish Boot Barn as the trusted specialty retailer for all of our customers' everyday needs.

        Fast growing specialty retailer of western and work wear in the U.S.    Our broad geographic footprint, which currently spans 26 states and provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

        Attractive, loyal customer base.    Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. In fiscal 2011 we implemented our customer loyalty program, B Rewarded, to enhance our connection and relationship with our customers. Our loyalty program has grown rapidly since inception and includes approximately 2.8 million members who have purchased merchandise from us. A vast majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our channels, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

        Differentiated shopping experience.    We deliver a one-stop shopping experience that engages our customers and, we believe, fulfills their lifestyle needs. Our stores are designed to create an inviting and engaging experience and include prominent storefront signage, a simple and easy-to-shop layout and a large and conveniently arranged self-service selection of boots. We offer significant inventory breadth and depth across a range of boots, apparel and accessories. We believe that our strong, long-lasting supplier relationships enhance our ability to provide a compelling merchandise assortment with a strong in-stock position both in-store and online. Our knowledgeable store associates are passionate about our merchandise and deliver a high level of service to our customers. These elements help promote customer loyalty and drive repeat visits.

        Compelling merchandise assortment and strategy.    We believe we offer a diverse merchandise assortment that features the most sought-after western and work wear brands, well-regarded niche brands and exclusive private brands across a range of boots, apparel and accessories. We have a core assortment of styles that serves as a foundation for our merchandising strategy and we augment and tailor that assortment by region to cater to local preferences. In fiscal 2015, the vast majority of our merchandise sales were at full price, which, we believe, demonstrates the strength of our brand and the less discretionary nature of our product offering.

        Portfolio of exclusive private brands.    We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of private brands exclusive to us, including Shyanne, Cody James, Moonshine Spirit by Brad Paisley, American Worker, El Dorado and BB Ranch. Our private brands offer high-quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our private brands, which address product and price segments that we believe are underserved by third-party brands, offers exclusive products to our customers and achieves better merchandise margins. Customer receptivity and demand for our private brands has been strong, demonstrated by the private brands' increasing penetration and significant sales momentum across our store base and online.

        Versatile store model with compelling unit economics.    We have successfully opened and currently operate stores that generate strong cash flow, consistent store-level financial results and an attractive return on investment across a variety of geographies, markets, store sizes and location types. We successfully operate stores in markets characterized as agribusiness centers, ranch regions, oil and gas markets, as well as in various geographies in the U.S., such as California, the Southwest, the Midwest and the South. Our stores are successful in small, rural towns as well as major metropolitan areas, such as Houston, Los Angeles, Nashville and Phoenix.

        Our new store model requires an average net cash investment of approximately $0.8 million and targets an average payback period of less than three years. Our lean operating structure, coupled with our strong supplier relationships, has allowed us to grow with minimal supply chain investments as most of our products ship directly from our suppliers to our stores. We believe that our proven retail model and attractive unit economics support our ability to grow our store footprint in both new and existing markets across the U.S.

        Highly experienced management team and passionate organization.    Our senior management team has extensive experience across all key retail disciplines. With an average of approximately 25 years of experience in their respective functional areas, our senior management team has been instrumental in developing a robust and scalable infrastructure to support our growth. In addition to playing an important role in developing our long-term growth initiatives, our senior management team embraces the genuine and enduring qualities of the western lifestyle and has created a positive culture of enthusiasm and entrepreneurial spirit which is shared by team members throughout our entire organization. Our strong company culture is exemplified by the long tenure of our employees at all levels. For example, our district and regional managers have an average of eight years of service with us and our store managers have an average of more than five years of service with us, including the companies acquired by us.

Our Growth Strategies

        We are pursuing several strategies to continue our profitable growth, including:

        Expanding our store base.    Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. Based on an extensive internal analysis, we believe that we have the potential to grow our domestic store base from 169 stores as of March 28, 2015 to at least 400 domestic locations. We currently plan to target new store openings in both existing markets and new, adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made significant investments in personnel, information technology, warehouse infrastructure and an e-commerce platform to support the expansion of our operations.

        Driving same store sales growth.    We have delivered 22 consecutive quarters of positive same store sales growth and averaged same store sales growth of 6.6% during the last 13 full fiscal years. We believe that we can continue to grow our same store sales by increasing our brand awareness, driving additional traffic to our stores and increasing the amount of merchandise purchased by customers while visiting our stores. Our management team has launched several initiatives to accelerate growth, enhance our store associates' selling skills, drive store-level productivity and increase customer engagement through our loyalty program.

        Enhancing brand awareness.    We intend to enhance our brand awareness and customer loyalty in a number of ways, such as continuing to grow our store base and our online and social media initiatives. We use broadcast media such as radio, television and outdoor advertisements to reach customers in new and existing markets. We also maintain our strong market position through our grassroots marketing efforts, including sponsorship of rodeos, stock shows and other western industry events as well as our association with country music and partnerships with Brad Paisley as well as up-and-coming country musicians. We have an effective social media strategy with high customer engagement, as evidenced by our Facebook fan base, which is approximately 2.3 million fans.

        Growing our e-commerce business.    Our growing national footprint, expansive Facebook following and broader marketing efforts drive traffic to our e-commerce website. We continue to make investments aimed at increasing traffic to our e-commerce website, which reached over 8.3 million visits in fiscal 2015, and increasing the amount of merchandise purchased by customers who visit our website, while improving the shopping experience for our customers. Although our e-commerce sales accounted for only 4.2% of our net sales in fiscal 2015, our e-commerce business allows us to reach customers outside our geographic footprint. We recently added an e-commerce portal to each of our store locations, offering our in-store customers an "endless aisle" with additional styles, colors and sizes not carried in stores or not currently in stock.

        Leveraging our economies of scale.    We believe that we have a variety of opportunities to increase the profitability of our business over time. Our ability to leverage our infrastructure and drive store-level productivity due to economies of scale is expected to be a primary driver of our improvement in profitability. We intend to continually refine our merchandise mix and increase the penetration of our private brands to help differentiate us from our competitors and achieve higher merchandise margins. We also expect to capitalize on additional economies of scale in purchasing and sourcing as we grow our geographic footprint and online presence.

Our Market Opportunity

        We participate in the large, growing and highly fragmented western and work wear markets of the broader apparel and footwear industry. We offer a variety of boots, apparel and accessories that are basics or necessities for our customers' daily lives. Many of our customers are employed in the agriculture, oil and gas, manufacturing and construction industries, and are often country and western enthusiasts. We believe that growth in the western wear market has been and will continue to be driven by the growth of western events, such as rodeos, the popularity of country music and the continued strength and endurance of the western lifestyle. We believe that growth in the work wear market has been and will continue to be driven by increasing activity in the construction sector and the return of domestic manufacturing. Additionally, government regulations for workplace safety have driven and, we believe, will continue to drive, sales in specific categories, such as safety-toe boots and flame-resistant and high-visibility clothing for various industrial and outdoor occupations.

Our Sales Channels

Our stores

        As a lifestyle retail concept, our stores offer a broad array of merchandise to outfit an entire family, while working during the week, relaxing on the weekend, or dressing up for an evening out. Our stores are easy to navigate with clear sight lines to all major product categories. Our preferred store layout has ladies' and children's apparel on the right side of the store and men's western and men's work apparel on the left side. Our basic denim is usually merchandised on shelving placed on the exterior walls, while our premium-priced, more stylized denim and clothing are prominently displayed on floor fixtures and mannequins. We utilize the space in the front of the store for accessories such as hats, belts, jewelry, handbags, home merchandise, gifts and various impulse purchase items.

        Boots, our signature category, anchor the rear of the store with an expansive assortment displayed on fixtures up to six shelves in height. We offer virtually all of our boots in pairs out on the sales floor. To reflect the typical purchasing decision process of each of our customer segments, we arrange all western boots by size and all work boots by brand. While our knowledgeable and friendly store associates are readily available to assist our customers, the store design facilitates a self-service shopping experience.

        Our stores are generally located in or near power and large neighborhood shopping centers with trade areas of five or more miles, and we have also successfully opened stores in malls and outlet center locations. Our stores generally average 10,800 square feet and feature a comprehensive assortment of approximately 200 brands and more than 1,500 styles on average, coupled with attentive, knowledgeable store associates. On average, each of our stores typically has 10 full- and part-time employees, with our larger stores having over 20 employees and smaller stores having as few as five employees. Our stores are designed and managed to drive profitability and, we believe, create a compelling customer shopping experience.

        As of March 28, 2015, our retail footprint included 169 stores in the U.S. Two of our stores are operated under the "American Worker" name. Our American Worker stores primarily feature work-related footwear, apparel and accessories. We do not currently intend to open additional American Worker stores.

        The following table shows the number of stores in each of the 26 states in which we operated as of March 28, 2015:

State	Number of stores
Arizona	13
California	38
Colorado	9
Florida	4
Georgia	1
Idaho	3
Illinois	1
Indiana	1
Iowa	3
Kentucky	2
Louisiana	5
Minnesota	2
Missouri	1
Montana	4
Nevada	9
New Mexico	7
North Carolina	3
North Dakota	6
Oregon	3
South Carolina	1
South Dakota	3
Tennessee	6
Texas	30
Utah	2
Wisconsin	1
Wyoming	11

Total	169

www.bootbarn.com

        Our e-commerce website is a natural extension of our brand and in-store experience, allowing us to further build awareness in our current markets and to reach customers not served by our current geographic footprint. Our e-commerce platform is highly scalable and has exhibited strong growth. During fiscal 2015, we had over 8.3 million visits to our website and we sold merchandise to customers in all 50 states. Approximately 3.7% of our e-commerce revenue for fiscal 2015 was generated from customers outside of the United States. Such foreign-source revenue constituted much less than 1% of our overall net sales in fiscal 2015.

        Our growing national footprint and broader marketing efforts drive traffic to our e-commerce website, which in turn also drives traffic to our stores. We believe that many customers, especially those shopping for boots, browse online and then visit our stores to make their purchases to ensure a proper fit. As a multi-channel retailer, we are implementing technology initiatives that integrate in-store and e-commerce platforms into one seamless customer experience. As an example, we recently added an e-commerce portal to each of our store locations, offering our in-store customers an "endless aisle"

with additional styles, colors and sizes not carried in the store. In fiscal 2015, we enhanced customer service by improving real-time inventory sharing among our stores and e-commerce business.

        We also communicate information on current promotions and upcoming events on our e-commerce website, which helps drive purchases online and traffic to our stores. In fiscal 2015 we improved follow-up email communication related to order confirmation, offering boot care and other accessories associated with boot purchases as well as improving the cross-selling recommendations on the site.

Store expansion opportunities and site selection

        We have substantial experience in opening stores in new geographic markets and as of March 28, 2015 have successfully added, on a net basis, 83 new stores through a combination of organic growth and strategic acquisitions since March 31, 2012. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area's industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co-tenancy and accessibility. We also consider a region's total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high-traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high-density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

        Based on an extensive internal analysis of our current customer base, store performance drivers and competitor penetration, we believe that the U.S. market can support at least 400 locations. We utilized multiple methods for measuring market size, including a review of demographic and psychographic factors on a state-by-state basis. We supplemented that data by analyzing our share of the geographic markets in which we currently operate and extrapolating that share to new geographic markets. Based on our market analysis, we have created a regional and state-by-state development plan to strategically extend our store portfolio. Careful consideration was given to operational constraints and merchandising differences in new and existing markets, while balancing the relevant risks associated with opening stores in those markets.

        Over the past several years, we have invested in real estate and construction resources, information technology and warehouse infrastructure to support the expansion of our operations. In addition, we have developed a model for new stores that assumes a leased 8,000 to 12,000 square foot space, requires an average net cash investment of approximately $0.8 million and targets an average payback period of less than three years. We believe that under this model we can grow our store base by at least 10% annually over the next several years without substantially modifying our current resources and infrastructure.

Store Management and Training

        We have a strong culture focused on providing superior customer service. We believe that our store associates and managers form the foundation of the Boot Barn brand. We recruit people who are welcoming, friendly and service-oriented, and who often live the western lifestyle or have a genuine affinity for it. We have a positive culture of enthusiasm and entrepreneurial spirit throughout the Company, which is particularly strong in our stores. Given the lifestyle nature of the Boot Barn brand, we have developed a natural connection between our customers and our store associates.

        The strength of our culture results in a store management team with more longevity and lower turnover than traditional specialty retail industry standards. On average, our store managers have an average of more than five years of service.

        Given the importance of both fit and function in selling much of our product, we utilize a well-developed sales, service and product training program. We provide over 20 hours of training for new store associates, as well as ongoing product, sales and leadership training. Additionally, we provide home office and supplier-led workshops on products, selling skills and leadership at our annual three-day store manager meeting. Our store management training programs emphasize building skills that lead to effective store management and overall leadership. Our store managers are responsible for hiring and staffing our stores and are empowered with the sales, customer service and operational tools necessary to monitor employee and store performance. We believe that our continued investments in training our employees help drive loyalty from our store associates and, in turn, our customers. We are committed to providing the right merchandise solution for each of our customers based on the ultimate end use of our products. Our goal is to train each of our store associates to be able to guide a customer throughout a store and provide helpful knowledge on product fit, functions and features across our departments. Rather than rely heavily on sales commissions and supplier-specific incentive programs, we utilize a system under which the vast majority of a store associate's compensation is based on an hourly wage. We believe that this produces a team-oriented culture, creates a less pressured selling environment and helps ensure that our store associates are focused on the specific needs of our customers.

Merchandising

Strategy

        We seek to establish our stores as a one-stop destination for western and work-related footwear, apparel and accessories, with approximately 200 brands and more than 1,500 styles on average. Our merchandising strategy is to offer a core assortment of products, brands and styles by store, department and price point. We augment and tailor this assortment by region to cater to local preferences such as toe profiles for western boots, styling for western apparel, and functions and features for work apparel and work boots depending on climate and the local industries served. In addition, we actively maintain a balance between third party brands and our own brands that, we believe, offers our customers a compelling mix between selection, product and value.

        Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. However, we believe that our sales throughout the year are more consistent than most other specialty retail chains. As a result of the dispersion of various western events throughout the year, we rely less on Christmas results than many other specialty retail chains. Historically, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles tend to be items that carry over from year to year with only minor updates. Over the last three fiscal years we have generated approximately 34% of our net sales during our third fiscal quarter, on average.

        We have a minimal amount of seasonal merchandise that could necessitate significant markdowns. This allows us to implement automated replenishment systems for approximately 70% of our merchandise, meaning that, as sales are captured in a store's point of sale system, recommended purchase orders are systematically generated for approval by our merchandising group, ensuring our strong in-stock inventory position. As a result, demand and margins for the majority of our products are fairly predictable which reduces our inventory risk.

Our products

        During fiscal 2015, our products contributed to overall sales in the following manner:

  •
  Gender:  Men's merchandise accounted for approximately 60% of our sales with the balance being ladies, kids and unisex merchandise.

  •
  Styling:  Western styles comprised approximately 67% of our sales, with work-related and other styles making up the balance.

  •
  Product category:  Boots accounted for just over half of our sales, with apparel comprising an additional 32% and the balance consisting of hats, gifts, accessories and home merchandise.

        Throughout our long history we have maintained collaborative relationships with our key suppliers. These relationships, coupled with our scale, have allowed us to carry a wide selection of popular and niche brands, including Ariat, Carhartt Workwear, Cinch, Corral, Dan Post, Georgia Boot, Harley-Davidson, Justin Boots, Levi Strauss & Co., Lucchese, Old Gringo, Rocky, Stetson, Timberland, Tony Lama, Wolverine and Wrangler. In many cases, we are one of the largest accounts of our suppliers and have become important as the largest specialty retailer of western and work wear in the U.S. As a result, we have several advantages relative to our competitors, including increased buying power and access to first-to-market or limited edition products. This provides us with competitive differentiation and greater merchandise margins.

        Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high-quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, Moonshine Spirit By Brad Paisley, that reflect his lifestyle and personality. We also develop private brand merchandise for our work wear business under the name American Worker, and for our home and gift category under the name BB Ranch. We created these brands to address segments that we believe are underserved by third-party brands. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third-party brands both in our stores and on our e-commerce website. In fiscal 2015, sales from our private brand products accounted for approximately 10% of our overall sales. These private brands differentiate us from our competitors and produce higher incremental merchandise margins than the third-party brands that we carry.

Planning and allocation

        We believe that we have assembled a talented and experienced team in both the buying and merchandise planning functions. The experience of our team is critical to understanding the technical requirements of our merchandise based on region and use, such as the appropriate safety toe regulations for work boots in a particular industry. The team is constantly managing our replenishment model to ensure a high in-stock position by stock keeping unit, or SKU, on a store-by-store basis. Our merchandising team optimizes the product selection, mix and depth across our stores by analyzing demand on a market- by-market basis, continuously reviewing our sell-through results, communicating with our suppliers about local market preferences and new products, shopping our competitors' stores, and immersing themselves in trade and western lifestyle events including rodeos, country music concerts and other industry-specific activities. Our merchandising team also makes frequent visits to our stores and partners with our regional, district and store managers to refine the merchandise assortment by region. Our team has demonstrated the ability to effectively manage merchandising, pricing and promotional strategies across our store base.

        To keep the product assortment fresh, we reposition a small portion of our merchandise on the sales floor every four to six weeks. To drive traffic to our stores and create in-store energy and excitement, we execute a promotional calendar that showcases select brands or merchandise categories throughout the year and rotates on a monthly cadence. Our promotional activity also enables us to consistently engage with our customers both online and in-store, as well as through our various marketing media. While our promotional activity is important for customer engagement, the vast majority of our merchandise sales are at full price. In addition, we have the ability to optimize the price for each merchandise category on a market-by-market basis, which helps us to maximize profitability while remaining price competitive.

Marketing and Advertising

        Our marketing strategy is designed to build brand awareness, acquire new customers, enhance customer loyalty and drive in-store and online transactions. We customize our marketing mix for each of our markets and purposes. For example, for store grand openings we engage in additional local community outreach and advertise in local print media in select markets. We primarily use the following forms of media:

        Radio and television—We purchase spots on regional radio stations, primarily country music channels, to draw customers to nearby locations. We also maintain relationships with several country music artists in order to capitalize on the popularity of country music, using our stores and marketing communications to promote their album sales or concerts. In return, these country music artists often make in-store appearances or mention us on social media and occasionally give private performances. We have also started purchasing television spots to create awareness in new markets and occasionally help support grand openings of new stores.

        Direct mail—We conduct several direct mail campaigns, sending out approximately 6.3 million mailers during fiscal 2015, which range in size from postcards to catalogs of nearly 80 pages.

        E-mail—We e-mail our e-commerce customers and members of our B Rewarded loyalty program as part of our cross-channel effort to drive traffic to our stores and website. We sent approximately 350 million e-mails in fiscal 2015.

        Social media—We also have a marketing strategy that has produced a fast-growing social media presence. We have approximately 2.3 million fans on Facebook. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each. We maintain a social media presence in other key channels, including Instagram and Twitter.

        Event sponsorship—We typically sponsor community-based, western events each year within the regional footprint of our store locations. Houston Livestock Show and Rodeo, a well-known 20-day celebration of western heritage, is one of our most prominent sponsorships and attracts more than two million visitors to Houston, Texas, where we operate nine stores. Other prominent sponsorships include Cheyenne Frontier Days, the largest outdoor rodeo in the U.S., the Professional Rodeo Cowboys Association and related National Finals Rodeo in Las Vegas, Nevada, Professional Bull Riders and the National High School Rodeo Association, which supports rodeos for competitors in high school and junior high school. At more prominent events, we often set up pop-up shops as large as 9,000 square feet, which allows participants to purchase our merchandise.

Distribution

        During fiscal 2015, our suppliers shipped approximately 91% of our in-store merchandise units directly to our stores and approximately 46% of our e-commerce merchandise units directly to our e-commerce customers. The remaining units were shipped from our 43,646 square foot distribution center that is located with our corporate headquarters in Irvine, California. Our distribution center is used to fulfill e-commerce orders and to distribute our private brand purchases and bulk purchases to our stores. In addition, our distribution center also helps to provide inventory for sponsored events and new store openings. In accordance with our automated replenishment programs, third-party suppliers typically deliver merchandise to our stores daily, ensuring in-stock merchandise availability and a steady flow of new inventory for our customers.

Competition

        The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. However, we also compete with farm supply stores, online retailers and, to a lesser degree, mass merchants, some of which are significantly larger than us, but most of which realize only a small percentage of their total revenues from the sale of western and work wear. We have more than twice as many stores as our nearest direct competitor that sells primarily western and work wear and we believe that our nationally recognized lifestyle brand, economies of scale, breadth and depth of inventory across a variety of categories, strong in-stock position, portfolio of authentic private brands, enhanced supplier partnerships, exclusive offerings and ability to recruit and retain high quality store associates favorably differentiate us from our competitors.

Properties

        Our e-commerce operations, corporate offices and distribution center are housed in four buildings in Irvine and Costa Mesa, California. Of the largest of these buildings, our corporate offices account for 27,076 square feet and our distribution center accounts for the remaining 43,646 square feet. We have 119,905 square feet of additional warehouse space and 17,462 square feet of additional office space located in our other two buildings. Our distribution center and additional warehouse space contain inventory to support our e-commerce operations, and provide staging and storage space to support our private brand initiatives, bulk purchasing programs, event sales and new store openings. We have extended the lease at our corporate offices through March 2016. We have also signed a 67 month lease for a 199,245-square-foot distribution center in Fontana, California. We expect to take possession of the property on or about August 1, 2015 and will consolidate all of our warehouses and a portion of our current distribution center into this new distribution center. All of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with multiple renewal periods of five years, on average, exercisable at our option. Seventeen of our 169 store leases will reach their termination date during fiscal 2016, and none of these leases contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

Information technology

        We have made significant investments to create a scalable information technology platform to support growth in our retail and e-commerce sales without further near-term investments in our information technology infrastructure. In 2008, we installed a new Enterprise Resource Planning system, which we refer to as Epicor Retail. We use this system for integrated point-of-sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. We operate Epicor Retail on a software-as-a-service platform. This approach allows us to regularly upgrade to the most recent software release with minimal operational disruption, nominal systems infrastructure investment and with a relatively small in-house information technology department. Epicor Retail also interfaces with our accounting system, Microsoft Dynamics.

Intellectual property

        We regard our trademarks as having value and as being important to our marketing efforts. We have registered our trademarks in the U.S., including our brand name "Boot Barn" and our private label brands. We have not sought foreign trademark protection because we do not actively conduct business outside of the U.S. We also own the domain name for our website, www.bootbarn.com. Our policy is to pursue registration of our trademarks and to rigorously defend their infringement by third parties.

Our employees

        As of March 28, 2015, we employed approximately 800 full-time and 900 part-time employees, of which approximately 200 were employed at our corporate office and distribution center and approximately 1,500 were employed at our stores. The number of employees, especially part-time employees, fluctuates depending upon our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We have never experienced a strike or significant work stoppage.

Regulation and legislation

        We are subject to labor and employment laws, laws governing truth-in-advertising, privacy laws, safety regulations and other laws at the federal, state and local level, including consumer protection regulations, such as the Consumer Product Safety Improvement Act of 2008, that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with all applicable laws.

        We source many of our private brand products from outside the U.S. The U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies and our supplier compliance agreements mandate compliance with applicable law, including these laws and regulations.

Item 1A.    Risk Factors

        You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report, including our consolidated financial statements, and related notes included elsewhere in this annual report. If any of the following risks are realized, our business, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related To Our Business

Our sales could be severely impacted by declines in consumer confidence and decreases in consumer spending or by changes in consumer preferences.

        We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, interest and tax rates, employment levels, salary and wage levels, general business conditions, the availability of consumer credit and the level of housing, energy and food costs. These risks may be exacerbated for retailers like us who focus on specialty footwear, apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in California and other western states where we have a significant number of stores. Our financial performance may also be susceptible to economic and other conditions relating to output and employment in the oil and gas industries, the construction sector, domestic manufacturing and the transportation and warehouse sectors because we believe that growth in these industries and sectors have driven the growth of our work wear business. In addition, our financial performance may be negatively affected if the popularity of the western and country lifestyle subsides, or if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our financial condition and results of operations.

Our continued growth depends upon successfully opening a significant number of new stores as well as integrating any acquired stores, and our failure to successfully open new stores or integrate acquired stores could negatively affect our business and stock price.

        We have grown our store count rapidly in recent years, both organically and through strategic acquisitions of competing chains. However, we must continue to open and operate new stores to help maintain our revenue and profit growth. Our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties, such as:

  •
  identifying suitable store locations, the availability of which is beyond our control;

  •
  obtaining acceptable lease terms;

  •
  sourcing sufficient levels of inventory;

  •
  selecting the appropriate merchandise to appeal to our customers;

  •
  hiring, training and retaining store employees;

  •
  assimilating new store employees into our corporate culture;

  •
  marketing the new stores' locations and product offerings effectively;

  •
  avoiding construction delays and cost overruns in connection with the build out of new stores;

  •
  avoiding other costs in opening new stores, such as rebranding acquired locations and environmental liabilities;

  •
  managing and expanding our infrastructure to accommodate growth; and

  •
  integrating the new stores with our existing buying, distribution and other support operations.

        Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened or acquired 33 stores in fiscal 2013, 39 stores in fiscal 2014 and 18 stores in fiscal 2015. We plan to open at least 22 new stores in fiscal 2016. However, there can be no assurance that we will open the planned number of new stores in fiscal 2016 or thereafter, or that any such stores will be profitable. This expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. In addition, we currently plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

        In addition to opening new stores, we may acquire stores. Acquiring and integrating stores involves additional risks that could adversely affect our growth and results of operation. Newly acquired stores may be unprofitable and we may incur significant costs and expenses in connection with any acquisition including in remerchandising and rebranding the acquired stores. Integrating newly acquired stores may divert our senior management's attention from our core business. Our ability to integrate newly acquired stores will depend on the successful expansion of our existing financial controls, distribution model, information systems, management and human resources and on attracting, training and retaining qualified employees.

Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

        We believe that our brand image and brand awareness has contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. Our ability to successfully integrate new stores into their surrounding communities, to expand into new markets or to maintain the strength and distinctiveness of our brand image in our existing markets will be adversely impacted if we fail to connect with our target customers. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations or if we experience negative publicity or other negative events that affect our image and reputation. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers. Failure to successfully market and maintain our brand image in new and existing markets could harm our business, results of operations and financial condition.

Our failure to adapt to new challenges that arise when expanding into new geographic markets could adversely affect our ability to profitably operate those stores and maintain our brand image.

        Our expansion into new geographic markets could result in competitive, merchandising, distribution and other challenges that are different from those we encounter in the geographic markets in which we currently operate. In addition, as the number of our stores increases, we may face risks associated with market saturation of our product offerings and locations. Our suppliers may also restrict their sales to us in new markets to the extent they are already saturating that market with their products through other retailers or their own stores. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed, we may incur significant costs associated with closing those stores and our brand image may be negatively impacted.

We face intense competition in our industry and we may be unable to compete effectively.

        The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. However, we also compete with farm supply stores, online retailers and, to a lesser degree, mass merchants. Competition with some or all of these retailers could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may force us to respond in-kind and adversely impact our operating cash flow. As a result of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.

        Many of the mass merchants that sell some western or work wear products have greater financial, marketing and other resources than we currently do, and therefore may be able to devote greater resources to the marketing and sale of these products, generate national brand recognition or adopt more aggressive pricing policies than we can, which would put us at a competitive disadvantage if they decide to expand their offerings of these product lines. Moreover, we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors may seek to emulate facets of our business strategy and in-store experience, which could result in a reduction of some competitive advantages or special appeal that we might possess. In addition, most of our suppliers sell products to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of the product offerings that we believe are important in differentiating our stores and our customers' shopping experience. If our competitors were to duplicate or improve on some or all of our in-store experience or product offerings, our competitive position and our business could suffer.

We depend on cash generated from our existing store operations to support our growth, which could strain our cash flow.

        We primarily rely on cash flow generated from existing stores to fund our current operations and our growth. It typically takes several months and a significant amount of cash to open a new store. For example, our new store model requires an average net cash investment of approximately $0.8 million. If we continue to open a large number of stores relatively close in time, the cost of these store openings and the cost of continuing operations could reduce our cash position. An increase in our net cash outflow for new stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.

        In addition, as we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, purchase inventory, pay personnel, pay for the increased costs associated with operating as a public company and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flow from operations to fund these activities, and sufficient funds are not otherwise available from our new credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose covenants that restrict our operations, and will require interest payments that would create additional cash demands and financial risk for us.

We have expanded rapidly in recent years and have limited operating experience at our current size.

        We have significantly expanded our operations in the last three years, increasing our locations from 85 stores in eight states as of March 31, 2012 to 169 stores in 26 states as of March 28, 2015. If our operations continue to grow, we will be required to expand our sales, marketing and support services and our administrative personnel, and we may decide to change our distribution model. This expansion could increase the strain on our existing resources, causing operational difficulties such as difficulties in hiring, obtaining adequate levels of merchandise, delayed shipments and decreased levels of customer service. These difficulties could cause our brand image to deteriorate and lead to a decrease in our revenues and income and the price of our common stock.

Any significant change in our distribution model could initially have an adverse impact on our cash flows and results of operations.

        During fiscal 2015, our suppliers shipped approximately 91% of our in-store merchandise units directly to our stores and approximately 46% of our e-commerce merchandise units directly to our e-commerce customers. In the future, as part of our long-term strategic planning, we may change our distribution model to increase the amount of merchandise that we self-distribute through a centralized distribution center. We recently hired a leading supply chain consulting firm to study our current network, supplier structure and likely sources of growth and to recommend an optimal distribution model for our future operations. Changing our distribution model to increase distributions from a centralized distribution center to our stores and customers would initially involve significant capital expenditures, which would increase our borrowings and interest expense or temporarily reduce the rate at which we open new stores. In addition, if we are unable to successfully integrate a new distribution model into our operations in a timely manner, our supply chain could experience significant disruptions, which could reduce our sales and adversely impact our results of operations.

If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.

        Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our private brand products. During fiscal 2015, merchandise purchased from our top three suppliers accounted for approximately 20%, 10% and 10% of our sales. We operate on a purchase order basis for our private brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

Our plans to improve and expand our exclusive product offerings may be unsuccessful, and implementing these plans may divert our operational, managerial, financial and administrative resources, which could harm our competitive position and reduce our revenue and profitability.

        In addition to our store expansion strategy, we currently plan to grow our business by improving and expanding our exclusive product offerings, which includes introducing new brands and growing and expanding our existing brands. The principal risks to our ability to successfully carry out our plans to improve and expand our product offering are that:

  •
  introduction of new products may be delayed, which may allow our competitors to introduce similar products in a more timely fashion, which could hinder our ability to be viewed as the exclusive provider of certain western and work apparel brands and items;

  •
  the third-party suppliers of our exclusive product offerings may not maintain adequate controls with respect to product specifications and quality, which may lead to costly corrective action and damage to our brand image;

  •
  if our expanded exclusive product offerings fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease; and

  •
  implementation of these plans may divert our management's attention from other aspects of our business and place a strain on our operational, managerial, financial and administrative resources, as well as our information systems.

        In addition, our ability to successfully improve and expand our exclusive product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences. These plans could be abandoned, cost more than anticipated and divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

Any inability to balance our private brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross margin.

        Our private brand merchandise represented approximately 10% of our net sales in fiscal 2015. Our private brand merchandise generally has a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our private brands in the future. However, carrying our private brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that our customers' perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

We purchase merchandise based on sales projections and our purchase of too much or too little inventory may adversely affect our overall profitability.

        We must actively manage our purchase of inventory. We generally order our seasonal and private brand merchandise several months in advance of it being received and offered for sale. If there is a significant decrease in demand for these products or if we fail to accurately predict consumer demand, including by disproportionately increasing the penetration of our private brand merchandise, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. This could have an adverse effect on our margins and operating income. Conversely, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand, thereby causing us to lose sales or adversely affecting our customer relationships. Any failure on our part to anticipate, identify and respond effectively to changing consumer demand and consumer shopping preferences could adversely affect our results of operations.

A rise in the cost of fabrics and raw materials or the cost of labor and transportation could increase our cost of merchandise and cause our results of operations and margins to decline.

        Fluctuations in the price, availability and quality of fabrics and raw materials, such as cotton and leather, that our suppliers use to manufacture our products, as well as the cost of labor and transportation, could have adverse impacts on our cost of merchandise and our ability to meet our customers' demands. In particular, because key components of our products are cotton and leather, any increases in the cost of cotton or leather may significantly affect the cost of our products and could have an adverse impact on our cost of merchandise. We may be unable to pass all or any of these higher costs on to our customers, which could have a material adverse effect on our profitability.

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions.

        Many of our private brand products are manufactured in foreign countries. In addition, we purchase most of our third-party branded merchandise from domestic suppliers that have a majority of their merchandise made in foreign countries. Some foreign countries can be, and have been, affected by political and economic instability, public health emergencies and natural disasters, negatively impacting trade. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to trade restrictions imposed by the U.S. or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our suppliers' imports become subject to existing or future duties and quotas, or if our suppliers face increased competition from other companies for production facilities, import quota capacity or shipping capacity. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.

        In addition, there is a risk that our suppliers could fail to comply with applicable regulations, which could lead to investigations by U.S. or foreign government agencies responsible for international trade compliance. Resulting penalties or enforcement actions could delay future imports or exports or otherwise negatively affect our business.

If our suppliers and manufacturers fail to use acceptable labor or other practices, our reputation may be harmed, which could negatively impact our business.

        We purchase merchandise from independent third-party suppliers and manufacturers. If any of these suppliers have practices that are not legal or accepted in the U.S., consumers may develop a negative view of us, our brand image could be damaged and we could become the subject of boycotts by our customers or interest groups. Further, if the suppliers violate labor or other laws of their own country, these violations could cause disruptions or delays in their shipments of merchandise. For example, much of our merchandise is manufactured in China and Mexico, which have different labor practices than the U.S. We do not independently investigate whether our suppliers are operating in compliance with all applicable laws and therefore we rely upon the suppliers' representations set forth in our purchase orders and supplier agreements concerning the suppliers' compliance with such laws. If our goods are manufactured using illegal or unacceptable labor practices in these countries, or other countries from which our suppliers source the products we purchase, our ability to supply merchandise for our stores without interruption, our brand image and, consequently, our sales may be adversely affected.

If we lose key management personnel, our operations could be negatively impacted.

        We depend upon the leadership and experience of our executive management team. If we are unable to retain existing management personnel who are critical to our success, it could result in harm to our supplier and employee relationships, the loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of any of our key management personnel could have a material adverse effect on our business and prospects, and could be viewed negatively by investors and analysts, which could cause the price of our common stock to decline. We may be unable to find qualified individuals to replace key management personnel on a timely basis, without incurring increased costs or at all. We do not intend to purchase key person life insurance covering any employee. If we lose the services of any of our key management personnel or we are unable to attract additional qualified personnel, we may be unable to successfully manage our business.

If we cannot attract, train and retain qualified employees, our business could be adversely affected.

        Our success depends upon the quality of the employees we hire. We recruit people who are welcoming, friendly and service-oriented, and who often live the western lifestyle or have a genuine affinity for it. Employees in many positions must have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is typically high and finding qualified candidates to fill positions may be difficult. Our planned growth will require us to hire and train even more personnel. If we cannot attract, train and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary and seasonal personnel to staff our distribution center. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively impact our operations.

The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.

        Our corporate headquarters and distribution center are in a single location in Irvine, California. If we encounter any disruptions to our operations at this building or if it were to shut down for any reason, including due to fire or other natural disaster, then we may be prevented from effectively operating our stores and our e-commerce business. Furthermore, the risk of disruption or shutdown at this building is greater than it might be if it were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shutdown at this location could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

        In addition, most of the 169 stores that we operated as of March 28, 2015 were concentrated in the western U.S., with 81 of those stores located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns in those states where our stores are located. For example, a recession in any area where we own several stores could adversely affect our ability to generate or increase operating revenues. In addition, our stores located in North Dakota and surrounding areas are likely to be adversely impacted by the recent economic downturn affecting the oil and gas industry. Any negative impact upon or disruption to the operations of stores in these states could have a material adverse effect on our financial condition and results of operations.

We are required to make significant lease payments for our stores, corporate headquarters and distribution center, which may strain our cash flow.

        We do not own any real estate. Instead, we lease all of our retail store locations as well as our corporate headquarters and distribution center. The store leases generally have a base lease term of five or 10 years, with multiple renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2015, our total operating lease expense was $27.3 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

        We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flows from operating activities, and sufficient funds are not otherwise available to us from borrowings under our new credit facility, future credit facilities or from other sources, we may be unable to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would harm our business.

        Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Seventeen of our 169 store leases will reach their termination date during fiscal 2016, and none of these leases contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.

        The investing public may use same store sales or net sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of "same store sales". Our same store sales can vary significantly from period to period for a variety of reasons, such as the age of stores, changing economic factors, unseasonable weather, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause same store sales or net sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations and cause the price of our common stock to be volatile during such periods.

If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.

        We rely upon our management information systems in almost every aspect of our daily business operations. For example, our management information systems serve an integral part in enabling us to order merchandise, process merchandise at our distribution center and retail stores, perform and track sales transactions, manage personnel, pay suppliers and employees, operate our e-commerce business and report financial and accounting information to management. In addition, we rely on our management information systems to enable us to leverage our costs as we grow. If our management information systems fail to operate or are unable to support our growth, our store operations and e-commerce business could be severely disrupted, and we could be required to make significant additional expenditures to remediate any such failure.

We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.

        We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers. Relying on these third-party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their inability to meet our shipping demands. If we are forced to use other delivery services, our costs could increase and we may be unable to meet shipment deadlines. Moreover, we may be unable to obtain terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. In addition, if our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. These circumstances may negatively impact our financial condition and results of operations.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

        There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of Internet-based communication, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the brands that we sell may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores and merchandise.

        We also use social media platforms as marketing tools. For example, we maintain Facebook, Instagram and Twitter accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

Our e-commerce business subjects us to numerous risks that could have an adverse effect on our results of operations.

        Our e-commerce business and its continued growth subject us to certain risks that could have an adverse effect on our results of operations, including:

  •
  diversion of traffic from our stores;

  •
  liability for online content;

  •
  government regulation of the Internet; and

  •
  risks related to the computer systems that operate our e-commerce website and related support systems, including computer viruses, electronic data theft and similar disruptions.

        In addition, as we expand our e-commerce operations, we face the risk of increased losses from credit card fraud. We do not carry insurance against the risk of credit card fraud, so under current credit card practices, we may be liable for fraudulent credit card transactions even though the associated financial institution has approved payment of the orders. If we are unable to deter or control credit card fraud, or if credit card companies require more burdensome terms or refuse to accept credit card charges from us, our net income could be reduced. A breach of our e-commerce security measures could also reduce demand for our services.

Our sales can significantly fluctuate based upon shopping seasons, which may cause our operating results to fluctuate disproportionately on a quarterly basis.

        Because of a traditionally higher level of sales during the Christmas shopping season, our sales are typically higher in the third fiscal quarter than they are in the other fiscal quarters. We also incur significant additional costs and expenses during our third fiscal quarter due to increased staffing levels and higher purchase volumes. Accordingly, the results of a single fiscal quarter should not be relied on as an indication of our annual results or future performance. In addition, any factors that harm our third fiscal quarter operating results could have a disproportionate effect on our results of operations for the entire fiscal year.

We buy and stock merchandise based upon seasonal weather patterns and therefore unseasonable or extreme weather could negatively impact our sales, financial condition and results of operations.

        We buy and stock merchandise for sale based upon expected seasonal weather patterns. If we encounter unseasonable weather, such as warmer winters or cooler summers than would be considered typical, these weather variations could cause some of our merchandise to be inconsistent with what consumers wish to purchase, causing our sales to decline. In addition, weather conditions affect the demand for our products, which in turn has an impact on prices. In past years, weather conditions, including unseasonably warm weather in winter months, and extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain and droughts, have affected our sales and results of operations both positively and negatively. Furthermore, extended unseasonable weather conditions in the western U.S., particularly in California, will likely have a greater impact on our sales because of our store concentration in that region. Our strategy is to remain flexible and to react to unseasonable and extreme weather conditions by adjusting our merchandise assortments and redirecting inventories to stores affected by the weather conditions. Should such a strategy not be effective, unseasonable or extreme weather may have a material adverse effect on our financial condition and results of operations.

If we fail to obtain and retain high-visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the celebrities that we partner with is impaired, our business may suffer.

        A principal component of our marketing program is to partner with well-known country music artists and other celebrities for sponsorship and endorsement arrangements. Although we have partnered with several well-known celebrities in this manner, some of these persons may not continue their endorsements, may not continue to succeed in their fields or may engage in activities which could bring disrepute on themselves and, in turn, on us and our brand image and products. We also may not be able to attract and partner with new celebrities that may emerge in the future. Competition for endorsers is significant and adverse publicity regarding us or our industry could make it more difficult to attract and retain endorsers. Any of these failures by us or the celebrities that we partner with could adversely affect our business and revenues.

Our internal operations or management information systems could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, harm our reputation and cause the price of our common stock to decline.

        Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of our employees and third parties, including our customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, as well as debit and credit card information. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action, or result in customers discontinuing the use of debit or credit cards in our stores, or customers not shopping in our stores or on our e-commerce website altogether. These consequences could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks and defects in software and hardware and to address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.

        We operate our Enterprise Resource Planning system on a software-as-a-service platform, and we use this system for integrated point-of-sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on this system, and the third-party provider of this service, for many aspects of our operations. If this service provider or this system fails, or if we are unable to continue to have access to this system on commercially reasonable terms, or at all, our operations would be severely disrupted until an equivalent system could be identified, licensed or developed, and integrated into our operations. This disruption would have a material adverse effect on our business.

If we are unable to protect our intellectual property rights, our financial results may be negatively impacted.

        Our success depends in large part on our brand image. Our name, logo, domain name and our private brands and other intellectual property are valuable assets that differentiate us from our competitors. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property rights, but the steps taken by us to protect our proprietary rights may be inadequate to prevent infringement of our trademarks and proprietary rights by others, including imitation and misappropriation of our brand. Additional obstacles may arise as we expand our product lines and geographic scope. Moreover, litigation may be necessary to protect or enforce these intellectual property rights, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows. The unauthorized use or misappropriation of our intellectual property or our failure to protect our intellectual property rights could damage our brand image and the goodwill we have created, which could cause our sales to decline.

        We have not registered any of our intellectual property outside of the U.S. and cannot prohibit other companies from using our trademarks in foreign countries. Use of our trademarks in foreign countries could negatively impact our identity in the U.S. and cause our sales to decline.

We may be subject to liability if we, or our suppliers, infringe upon the intellectual property rights of third parties.

        We may be subject to claims that our activities or the products that we sell infringe upon the intellectual property rights of others. Any such claims can be time consuming and costly to defend, and may divert our management's attention and resources, even if the claims are meritless. If we were to be found liable for any such infringement, we could be required to enter into costly settlements or license agreements and could be subject to injunctions preventing further infringement. Such infringement claims could harm our brand image. In addition, any payments that we are required to make and any injunction with which we are required to comply as a result of such infringement actions could adversely affect our financial results.

        We purchase merchandise from suppliers that may be subject to design copyrights or design patents, or otherwise may incorporate protected intellectual property. We are not involved in the manufacture of any of the merchandise we purchase from our suppliers for sale to our customers, and we do not independently investigate whether these suppliers legally hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon the suppliers' representations set forth in our purchase orders and supplier agreements concerning their right to sell us the products that we purchase from them. If a third party claims to have licensing rights with respect to merchandise we purchased from a supplier, or if we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or supplier is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Any of these results could harm our brand image and have a material adverse effect on our business and growth.

The terms of our credit facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

        Our credit facility contains, and any additional debt financing we may incur would likely contain, covenants requiring us to maintain or adhere to certain financial ratios or limits and covenants that restrict our operations, which include limitations on our ability to, among other things:

  •
  incur additional indebtedness;

  •
  create liens on property;

  •
  engage in mergers, consolidations and other fundamental changes;

  •
  dispose of assets;

  •
  make investments, loans or advances;

  •
  make certain acquisitions;

  •
  engage in certain transactions with affiliates;

  •
  declare or pay dividends on, or repurchase, our stock; and

  •
  change our lines of business or fiscal year.

        Complying with these covenants could adversely affect our ability to respond to changes in our business and manage our operations. In addition, these covenants could affect our ability to invest capital in our new stores and fund capital expenditures for existing stores. Our ability to comply with these covenants and other provisions in our new credit facility and any future credit facilities or debt instruments may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control.

A failure by us to comply with the financial ratios and restrictive covenants contained in our new credit facility and any future credit facilities or debt instruments could result in an event of default. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our new credit facility and any future credit facilities or debt instruments. In addition, if we are in default, we may be unable to borrow additional amounts under any such facilities to the extent that they would otherwise be available and our ability to obtain future financing may also be impacted negatively. If the indebtedness under our new credit facility and any future credit facilities or debt instruments were to be accelerated, it would have a material adverse effect on our future financial condition.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

        Our business is characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, each of which exposes us to a higher risk of consumer litigation than companies operating in other industries. From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, compliance with the Americans with Disabilities Act of 1990, footwear, apparel and accessory safety standards, security of customer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.

Union attempts to organize our employees could negatively affect our business.

        Currently, none of our employees are represented by a union. However, if some or all of our workforce were to unionize and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, participation in labor unions could put us at increased risk of labor strikes and disruption of our operations. Responding to unionization attempts may distract management and our workforce. Any of these changes could adversely affect our business, financial condition, results of operations or cash flows.

Violations of or changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.

        We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, environmental and occupational safety requirements and zoning and occupancy laws and ordinances that regulate retailers generally, that govern the importation, promotion and sale of merchandise and/or that regulate the operation of stores and warehouse facilities. If these regulations were violated by our management, employees or suppliers, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

        Similarly, changes in laws could make operating our business more expensive or require us to change the way we do business. For example, changes in laws related to employee health care, hours, wages, job classifications and benefits could significantly increase operating costs. In addition, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to foresee regulatory changes impacting our business and our actions needed to respond to changes in the law could be costly and may negatively impact our operations.

Health care reform could adversely affect our business.

        The enacted Patient Protection and Affordable Care Act, as well as other health care reform legislation considered by Congress and state legislatures, could significantly impact our health care cost structure and increase our health care-related expenses. We expect that we will be required to modify our programs and operations in future fiscal years as a result of health care reform legislation. If we cannot effectively modify our programs and operations in response to the new legislation, our results of operations, financial condition and cash flows may be adversely impacted.

We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to our management.

        We have made strategic acquisitions in the past and may in the future consider strategic transactions and business arrangements, including, but not limited to, acquisitions, asset purchases, partnerships, joint ventures, restructurings, divestitures and investments. The success of such a transaction is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may be unable to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our operations and financial results.

Terrorism or civil unrest could negatively affect our business.

        Terrorist attacks, threats of terrorist attacks or civil unrest involving public areas could cause people to avoid visiting some areas where our stores are located. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on footwear, apparel and accessories, or disrupt our ability to obtain merchandise for our stores. Such decreases in consumer spending or disruptions in our ability to obtain merchandise would likely decrease our sales and materially adversely affect our financial condition and results of operations.

If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

        We have a significant amount of goodwill and indefinite lived intangible assets. Our goodwill balance as of March 28, 2015 of $93.1 million was generated by the initial acquisition of Boot Barn Holding Corporation and the subsequent acquisitions of RCC and Baskins. Our indefinite lived intangible asset balance as of March 28, 2015 was $50.1 million. We test goodwill, intangible assets and long-lived assets for impairment at least annually or more frequently if indicators of impairment exist. Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. No impairment losses have been recorded in the consolidated financial statements included elsewhere in this annual report and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to calculate long-lived asset impairment losses. However, an impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Risks Related To Ownership of Our Common Stock

The market price and trading volume of our common stock has been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

        The market for specialty retail stocks can be highly volatile. Prior to the initial public offering of 5,000,000 shares of our common stock, there had been no public market for our stock. Shares of our common stock were sold in our initial public offering in October 2014 at a price of $16.00 per share. From October 30, 2014 to March 28, 2015, our common stock has traded as high as $25.50 and as low as $16.88. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

  •
  variations in our quarterly or annual financial results and operating performance and the performance of our competitors;

  •
  publication of research reports or recommendations by securities or industry analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;

  •
  our failure or our competitors' failure to meet analysts' projections or guidance;

  •
  ratings downgrades by any securities analysts who follow our common stock;

  •
  our levels of same store sales;

  •
  sales or anticipated sales of large blocks of our common stock;

  •
  changes to our management team;

  •
  regulatory developments negatively affecting our industry;

  •
  changes in stock market valuations of our competitors;

  •
  the development and sustainability of an active trading market for our common stock;

  •
  the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC;

  •
  the performance and successful integration of any new stores that we open or acquire;

  •
  actions by competitors;

  •
  announcements by us or our competitors of new product offerings or significant acquisitions;

  •
  short selling of our common stock by investors;

  •
  limited "public float" in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;

  •
  fluctuations in the stock markets generally; and

  •
  changes in general market and economic conditions.

        Further, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation, should it materialize, could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation. The threat or filing of class action litigation could cause the price of our common stock to decline.

Freeman Spogli & Co. holds a significant amount of our common stock, which may prevent other stockholders from influencing corporate decisions and may result in conflicts of interest that cause the price of our common stock to decline.

        Freeman Spogli & Co. controls approximately 48.1% of the total voting power of our outstanding common stock. As a result, Freeman Spogli & Co. is in a position to dictate, or significantly influence, the outcome of any corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Freeman Spogli & Co., acting alone or in conjunction with other stockholders, may be able to delay or prevent a change of control from occurring, even if the change of control would benefit our stockholders. It is also possible that the interests of Freeman Spogli & Co. may in some circumstances conflict with our interests and the interests of our stockholders. This ownership concentration may adversely impact the trading of our common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our common stock.

Our amended and restated certificate of incorporation contains provisions renouncing our interest and expectancy in certain corporate opportunities identified by or presented to Freeman Spogli & Co.

        Freeman Spogli & Co. and its affiliates are in the business of providing capital to growing companies, and they may acquire interests in businesses that directly or indirectly compete with certain portions of our business. Our amended and restated certificate of incorporation provides that Freeman Spogli & Co. and its affiliates will not have any duty to refrain from (1) engaging, directly or indirectly, in our line of business or (2) doing business with any of our customers or suppliers. In the event that Freeman Spogli & Co. or its affiliates (other than in the capacity as one of our officers or directors) acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, then Freeman Spogli & Co. does not have any duty to communicate or offer such business opportunity to us and may take any such opportunity for itself or offer it to another person. Our amended and restated certificate of incorporation also provides that Freeman Spogli & Co. and its officers, directors and employees will not be liable to us or to any of our stockholders for breach of any fiduciary or other duty by engaging in any such activity and we will waive and renounce any claim based on such activity. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive business opportunities are allocated by Freeman Spogli & Co. to itself or its other affiliates instead of to us.

Future sales of our common stock by existing stockholders could cause the price of our common stock to decline.

        The market price for our common stock may decline as a result of sales of a substantial number of shares of our common stock in the public market after this offering, or the perception that such sales might occur. As of May 27, 2015, we had 25,824,100 shares of common stock outstanding. Each of our executive officers and directors and the selling stockholders have agreed, subject to certain exceptions, to be bound by a lock-up agreement that prevents us and them from selling or transferring shares of our common stock until May 27, 2015. However, these shares will be freely tradable, subject to the limitations of Rule 144, in the public markets after the expiration of the lock-up period, which could depress the value of our common stock. Moreover, J.P. Morgan Securities LLC, Piper Jaffray & Co. and Jefferies LLC may, in their sole discretion, release any of the shares held by our executive officers or directors or other current stockholders from the restrictions of the lock-up agreement at any time without notice, which would allow the immediate sale of these shares in the market, subject to the limitations of Rule 144.

Anti-takeover provisions in our corporate organizational documents and new credit facility and under Delaware law may delay, deter or prevent a takeover of us and the replacement or removal of our management, even if such a change of control would benefit our stockholders.

        The anti-takeover provisions under Delaware law, as well as the provisions contained in our corporate organizational documents, may make an acquisition of us more difficult. For example:

  •
  our amended and restated certificate of incorporation includes a provision authorizing our board of directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock and make it more difficult for a stockholder to acquire us;

  •
  our amended and restated bylaws provide that director vacancies and newly created directorships can only be filled by an affirmative vote of a majority of directors then in office;

  •
  our amended and restated bylaws require advance notice of stockholder proposals and director nominations;

  •
  our amended and restated certificate of incorporation provides that our board of directors may adopt, amend, add to, modify or repeal our amended and restated bylaws without stockholder approval;

  •
  our amended and restated bylaws do not permit our stockholders to act by written consent without a meeting unless that action is taken with regard to a matter that has been approved by our board of directors or requires the approval only of certain classes or series of our stock;

  •
  our amended and restated certificate of incorporation contains a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors, officers or employees must be brought exclusively in the Court of Chancery of the State of Delaware unless we consent in writing to an alternative forum;

  •
  our amended and restated bylaws do not permit our stockholders to call special meetings; and

  •
  the General Corporation Law of the State of Delaware, or the DGCL, may prevent any stockholder or group of stockholders owning at least 15% of our common stock from completing a merger or acquisition of us.

        Our debt instruments also contain provisions that could have the effect of making it more difficult or less attractive for a third party to acquire control of us. Our new credit facility provides that a change of control constitutes an event of default under such credit facility and would permit the lenders to declare the indebtedness incurred thereunder to be immediately due and payable. Our future credit facilities may contain similar provisions. The need to repay all such indebtedness may deter potential third parties from acquiring us.

        Under these various provisions in our amended and restated certificate of incorporation, amended and restated bylaws and new credit facility, a takeover attempt or third-party acquisition of us, including a takeover attempt that may result in a premium over the market price for shares of our common stock, could be delayed, deterred or prevented. In addition, these provisions may prevent the market price of our common stock from increasing in response to actual or rumored takeover attempts and may also prevent changes in our management. As a result, these anti-takeover and change of control provisions may limit the price that investors are willing to pay in the future for shares of our common stock.

Our failure to maintain adequate internal controls over our financial and management systems may cause errors in our financial reporting. These errors may cause a loss of investor confidence and result in a decline in the price of our common stock.

        Our public company reporting obligations and our anticipated growth may place additional burdens on our financial and management systems, internal controls and employees. In addition, pursuant to Section 404 of the Sarbanes-Oxley Act, which we refer to as Section 404, we are required to complete the process of documentation currently underway, and the testing of our internal controls so that our management can certify the effectiveness of our internal controls over financial reporting by the time our annual report for fiscal 2016 is due and annually thereafter.

        We are currently taking the necessary steps to comply with Section 404. However, this process is time consuming and costly. If, during this process, we identify one or more material weaknesses in our internal controls, it is possible that our management may be unable to certify that our internal controls are effective by the certification deadline. We cannot be certain we will be able to successfully complete the implementation and certification requirements of Section 404 within the time period allowed.

        Moreover, if we identify any material weaknesses or deficiencies that aggregate to a material weakness in our internal controls, we will have to implement appropriate changes to these controls, which may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting, legal and other personnel, entail substantial costs to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, both of which in turn could cause the market value of our common stock to decline and affect our ability to raise capital.

We will continue to incur significant expenses as a result of being a publicly traded company, which may negatively impact our earnings.

        As a public company we incur and expect to continue to incur significant incremental legal, accounting, insurance and other expenses. Compliance with the Sarbanes-Oxley Act and the rules implemented by the SEC and the stock exchanges required changes to our corporate governance practices that did not apply to us before we became a public company. In addition, the reporting requirements of the Exchange Act require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Our compliance with these laws, rules and regulations has increased, and will continue to increase, our expenses, including legal and accounting costs, and has made, and will continue to make, some of our operations more costly and time consuming. In addition, it may also be more difficult for us to find and retain qualified persons to serve on our board of directors or as executive officers. Further, any additional expenses in legal, accounting, insurance and other related expenses could reduce our earnings and have a material adverse effect on our financial condition and results of operations.

If securities or industry analysts do not publish research and reports or publish inaccurate or unfavorable research and reports about our business, the price and trading volume of our common stock could decline.

        The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us or our business. If securities or industry analyst coverage of one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause the price of our common stock and trading volume to decline.

We do not currently intend to pay cash dividends on our common stock, which may make our common stock less desirable to investors and decrease its value.

        We intend to retain all of our available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations and liquidity, legal requirements and restrictions that may be imposed by the terms of our new credit facility and in any future financing instruments. Therefore, you may only receive a return on your investment in our common stock if the market price increases above the price at which you purchased it, which may never occur.

We take advantage and will continue to take advantage of the reduced disclosure requirements applicable to "emerging growth companies", which may make our common stock less attractive to investors.

        The JOBS Act provides that, so long as a company qualifies as an "emerging growth company", it will, among other things:

  •
  be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal controls over financial reporting;

  •
  be exempt from the "say on pay" and "say on golden parachute" advisory vote requirements of the Dodd-Frank Act;

  •
  be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act; and

  •
  be permitted to provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on the financial statements.

        If we remain an emerging growth company, we may take advantage of these exemptions. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock. Also, as a result of our taking advantage of some or all of the reduced regulatory and reporting requirements that are available to us as long as we qualify as an emerging growth company, our financial statements may not be comparable to companies that fully comply with regulatory and reporting requirements upon the public company effective dates.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our e-commerce operations, corporate offices and distribution center are housed in four buildings in Irvine and Costa Mesa, California. Of the largest of these buildings, our corporate offices account for 27,076 square feet and our distribution center accounts for the remaining 43,646 square feet. We have 119,905 square feet of additional warehouse space and 17,462 square feet of additional office space located in our other two buildings. Our distribution center and additional warehouse space contain inventory to support our e-commerce operations, and provide staging and storage space to support our private brand initiatives, bulk purchasing programs, event sales and new store openings. We have extended the lease at our corporate offices through March 2016. We have also signed a 67 month lease for a 199,245-square-foot distribution center in Fontana, California. We expect to take possession of the property on or about August 1, 2015 and will consolidate all of our warehouses and a portion of our current distribution center into this new distribution center. All of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with multiple renewal periods of five years, on average, exercisable at our option. Seventeen of our 169 store leases will reach their termination date during fiscal 2016 and none of these leases contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

Item 3.    Legal Proceedings

        We are occasionally a party to legal actions arising in the ordinary course of our business, including employment-related claims and actions relating to intellectual property. None of these legal actions, many of which are covered by insurance, has had a material effect on us. Although, as of the date of this annual report, we are not a party to any material pending legal proceedings and are not aware of any claims, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements that could have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been listed on the New York Stock Exchange under the symbol "BOOT" since October 30, 2014, the day after our initial public offering. The following table sets for the high and low sales prices of our common stock, as reported by the NYSE, for each quarterly period since our initial public offering:

	High	Low
Fiscal 2015 quarter ended:
December 28, 2014	$22.20	$16.88
March 28, 2015	25.50	17.94

        As of May 27, 2015, we had approximately 46 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

        Our common stock began trading on October 30, 2014, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

        On April 11, 2014, we declared and subsequently paid a pro rata cash dividend to our stockholders totaling $39.9 million, made a cash payment of $1.4 million to holders of vested options, and lowered the exercise price of 1,918,550 unvested options by $2.00 per share. The cash payments totaling $41.3 million reduced retained earnings to zero and reduced additional paid-in capital by $39.7 million.

        On February 23, 2015, we entered into a new credit facility with Wells Fargo Bank, N.A., which restricts our ability to pay dividends. See the Liquidity and Capital Resources section of Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended March 28, 2015 (the "2015 Proxy Statement").

Stock Performance Graph

        The graph set forth below compares the cumulative stockholder return on our common stock between October 30, 2014 (the day after our initial public offering) and March 28, 2015 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company ("Peer Group"). The companies currently comprising the Peer Group are: The Buckle, Inc.; Brown Shoe Co, Inc.; Cabela's, Inc.; DSW, Inc.; Finish Line, Inc.; Foot Locker, Inc.; Geneseo, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; Zumiez, Inc. This graph assumes an initial investment of $100 on October 30, 2014 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on October 30, 2014 were the closing prices on that trading day.

 Comparison of 6 Month Cumulative Total Return
Assumes Initial Investment of $100
March 2015

	Cumulative Total Return
	October 30, 2014	October 31, 2014	November 30, 2014	December 31, 2014	January 31, 2015	February 28, 2015	March 28, 2015
Boot Barn Holding, Inc.	100.00	101.72	123.78	104.30	115.64	141.03	133.01
NYSE Composite—Total Return	100.00	101.24	102.52	101.63	98.91	104.08	102.80
Peer Group	100.00	100.47	108.22	107.88	106.41	112.20	114.43

Recent Sales of Unregistered Securities

        Set forth below is information regarding securities sold by us within fiscal 2015 that were not registered under the Securities Act. All share and per share data gives effect to the 25-for-1 stock split of our common stock effected on October 27, 2014.

        During the past year, we have granted options to employees and directors under our 2011 Equity Incentive Plan to purchase an aggregate of 3,701,550 shares of our common stock at exercise prices ranging from $4.00 (subsequently reduced to $2.00 in connection with the special dividend that was paid to our stockholders on April 17, 2014) to $11.40 per share. During this period, none of these options were exercised. Immediately prior to the initial public offering of our common stock, we granted 30,313 shares of restricted stock to employees and directors under our 2014 Equity Incentive Plan. We were not subject to the reporting requirements of the Exchange Act at the time of issuance of any of these securities, and the amount of securities issued in any consecutive twelve-month period did not exceed $5.0 million and did not exceed the greater of 15% of our total assets or 15% of the outstanding amount of our common stock, each of which was greater than $1.0 million at the time of such issuances. Each of our 2011 Equity Incentive Plan and our 2014 Equity Incentive Plan, copies of which were delivered to each applicable recipient of these securities, constitutes a "written compensatory benefit plan". Accordingly, the issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On June 9, 2014, we issued 1,000,000 shares of our common stock to the holders of common stock of Boot Barn Holding Corporation other than us in connection with the merger of Boot Barn Holding Corporation with and into us in the transaction that we refer to as the Reorganization. These shares were issued to a limited number of investors, all of which held shares of a wholly owned subsidiary holding company of ours that held all of the Boot Barn business, and all of which had sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment. The issued shares were exchanged on a pro rata basis for those subsidiary holding company shares, so the issued shares represented the same investment in the Boot Barn business already held by such investors, but in a different form. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these shares. The certificates representing the securities contain a restrictive legend that prohibits transfers without registration or an applicable exemption. Accordingly, the issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

Item 6.    Selected Consolidated Financial Data

        The following tables present our selected consolidated financial and other data as of and for the periods indicated. We have derived the selected consolidated statement of operations data for the years ended March 28, 2015, March 29, 2014 and March 30, 2013, and the consolidated balance sheet data as of March 28, 2015, and March 29, 2014 from the audited consolidated financial statements included in Item 8 of this report. The selected consolidated statement of operations data for the Successor Period of December 12, 2011 to March 31, 2012 and the Predecessor Period of April 3, 2011 to December 11, 2011 are derived from audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

        The consolidated statement of operations data and consolidated balance sheet data include the financial position, results of operations and cash flows of RCC and Baskins since their respective dates of acquisition in August 2012 and May 2013.

        You should read the following selected consolidated financial and other data in conjunction with the consolidated financial statements and accompanying notes and the information under

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	Fiscal Year Ended(1)			Period(1)
(in thousands, except per share and selected store data)	March 28, 2015	March 29, 2014	March 30, 2013	(Successor) December 12, 2011 to March 31, 2012	(Predecessor) April 3, 2011 to December 11, 2011
Consolidated Statement of Operations Data:
Net sales	$402,684	$345,868	$233,203	$58,267	$110,429
Cost of goods sold	267,907	231,796	151,357	37,313	72,129
Amortization of inventory fair value adjustment	—	867	9,199	9,369	—

Total cost of goods sold	267,907	232,663	160,556	46,682	72,129

Gross profit	134,777	113,205	72,647	11,585	38,300
Operating expenses:
Selling, general and administrative expenses	99,341	91,998	62,609	12,769	28,145
Acquisition-related expenses(2)	—	671	1,138	3,027	7,336

Total operating expenses	99,341	92,669	63,747	15,796	35,481

Income (loss) from operations	35,436	20,536	8,900	(4,211)	2,819
Interest expense, net	13,291	11,594	7,415	1,442	3,684
Other income, net	51	39	21	5	70

Income (loss) before income taxes	22,196	8,981	1,506	(5,648)	(795)
Income tax expense (benefit)	8,466	3,321	826	(1,047)	(135)

Net income (loss)	13,730	5,660	680	(4,601)	(660)

Net income (loss) attributed to non-controlling interest	4	283	34	(230)	—

Net income (loss) attributed to Boot Barn Holdings, Inc.	$13,726	$5,377	$646	$(4,371)	$(660)

Net income (loss) per share:(3)/(4)
Basic shares	$0.56	$0.28	$0.03	$(0.23)	$(3.82)
Diluted shares	$0.54	$0.28	$0.03	$(0.23)	$(3.82)
Weighted average shares outstanding:(4)
Basic shares	22,126	18,929	18,757	18,633	173
Diluted shares	22,888	19,175	18,757	18,633	173
Other Financial Data (unaudited):
EBITDA(5)	$44,694	$28,704	$14,509	$(3,111)	$4,107
Adjusted EBITDA(5)	$48,232	$40,271	$28,933	$9,785	$11,917
Capital expenditures	$14,074	$11,400	$3,848	$698	$2,055
Selected Store Data (unaudited):
Same Store Sales growth	7.3%	6.7%	11.9%	17.5%	17.5%
Stores operating at end of period	169	152	117	86	85
Total retail store square footage, end of period (in thousands)	1,816	1,642	1,082	814	804
Average store square footage, end of period	10,748	10,801	9,251	9,466	9,456
Average net sales per store (in thousands)(6)	$2,259	$2,162	$1,861	$644	$1,210

(in thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,448	$1,118	$1,190
Working capital(7)	75,251	56,786	37,174
Total assets	326,704	291,863	224,282
Total debt	90,402	128,124	88,410
Stockholders' equity	142,422	84,575	77,624

(1)
We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. The data presented contains references to fiscal 2015, fiscal 2014, fiscal 2013 and the Successor Period and the Predecessor Period, which represent our fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, and our fiscal periods from December 12, 2011 to March 31, 2012 and from April 3, 2011 to December 11, 2011, respectively. Fiscal 2015, 2014 and 2013 were each 52-week periods, the Successor Period consisted of approximately 16 weeks and the Predecessor Period consisted of approximately 36 weeks. Same store sales growth presented for each of the Predecessor Period and Successor Period was calculated by comparing same store sales for such period against same store sales for the corresponding period in fiscal 2011. The data includes the activities of RCC from August 2012 and Baskins from May 2013, their respective dates of acquisition.

(2)
Represents costs incurred in connection with the acquisitions of RCC and Baskins, as well as the Recapitalization.

(3)
Net income per share for the fiscal year ended March 28, 2015 reflects the deduction from net income, for purposes of determining the net income available to common stockholders, of the cash payment of $1.4 million made in April 2014 to holders of vested stock options. See "Management's discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Financing activities".

(4)
The indicated data, other than data for the Predecessor Period, gives effect to the 25-for-1 stock split of our common stock effected October 27, 2014.

(5)
EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. We define EBITDA as net income (loss) adjusted to exclude income tax expense (benefit), net interest expense and depreciation and intangible asset amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude non-cash stock-based compensation, the non-cash accrual for future award redemptions, Recapitalization expenses, acquisition expenses, acquisition-related integration and Reorganization costs, amortization of inventory fair value adjustment, loss on disposal of assets, secondary offering costs and other unusual or non-recurring expenses. We include EBITDA and Adjusted EBITDA in this report because they are important financial measures which our management, board of directors and lenders use to assess our operating performance. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business—EBITDA and Adjusted EBITDA" for more information about management's use of these measures and why we consider them to be important. EBITDA and Adjusted EBITDA should not be considered in isolation or as alternatives to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Given that EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measures. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended(1)			Period(1)
(in thousands)	March 28, 2015	March 29, 2014	March 30, 2013	(Successor) December 12, 2011 to March 31, 2012	(Predecessor) April 3, 2011 to December 11, 2011
EBITDA Reconciliation:
Net income (loss)	$13,730	$5,660	$680	$(4,601)	$(660)
Income tax expense (benefit)	8,466	3,321	826	(1,047)	(135)
Interest expense, net	13,291	11,594	7,415	1,442	3,684
Depreciation and intangible asset amortization	9,207	8,129	5,588	1,095	1,218

EBITDA	44,694	28,704	14,509	(3,111)	4,107
Non-cash stock-based compensation(a)	2,048	1,291	787	99	—
Non-cash accrual for future award redemptions(b)	(49)	591	219	384	470
Recapitalization expenses(c)	—	—	—	3,027	7,336
Acquisition-related expenses(d)	—	671	1,138	—	—
Acquisition-related integration and reorganization costs(e)	—	6,167	2,061	—	—
Amortization of inventory fair value adjustment(f)	—	867	9,199	9,369	—
Loss on disposal of assets(g)	134	1,980	322	17	4
Secondary Offering Costs(h)	541
Other unusual non-recurring expenses(i)	864	—	698	—	—

Adjusted EBITDA	$48,232	$40,271	$28,933	$9,785	$11,917

(1)
We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. The data presented contains references to fiscal 2015, fiscal 2014, fiscal 2013 and the Successor Period and the Predecessor Period, which represent our fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, and our fiscal periods from December 12, 2011 to March 31, 2012 and from April 3, 2011 to December 11, 2011, respectively. Fiscal 2015, 2014 and 2013 were each 52-week periods, the Successor Period consisted of approximately 16 weeks and the Predecessor Period consisted of approximately 36 weeks. Same store sales growth presented for each of the Predecessor Period and Successor Period was calculated by comparing same store sales for such period against same store sales for the corresponding period in fiscal 2011. The data includes the activities of RCC from August 2012 and Baskins from May 2013, their respective dates of acquisition.

(a)
Represents non-cash compensation expenses related to stock options and restricted stock awards granted to certain of our employees and directors.

(b)
Represents non-cash accrual for future award redemptions in connection with our customer loyalty program.

(c)
Represents non-capitalized costs associated with the Recapitalization.

(d)
Represents direct costs and fees related to the acquisitions of RCC and Baskins, which we acquired in August 2012 and May 2013, respectively.

(e)
Represents certain store integration, remerchandising and corporate consolidation costs incurred in connection with the integrations of RCC and Baskins, which we acquired in August 2012 and May 2013, respectively.

(f)
Represents the amortization of purchase-accounting adjustments that increased the value of inventory acquired to its fair value.

(g)
Represents loss on disposal of assets in connection with the rebranding of RCC and Baskins acquired stores and store closures, as well as other costs.

(h)
Represents professional fees and expenses incurred in connection with the secondary offering held in February 2015.

(i)
Represents professional fees and expenses incurred in connection with other acquisition activity.
(6)
Average net sales per store is calculated by dividing net sales for the applicable period by the number of stores operating at the end of the period. For the purpose of calculating net sales per store, e-commerce sales and certain other revenues are excluded from net sales.

(7)
Working capital is calculated as current assets, excluding cash and cash equivalents, minus current liabilities, excluding the current portion of debt under our credit facilities, as determined in accordance with GAAP.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this annual report, as well as the information presented under "Selected Consolidated Financial Data". The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described under "Risk Factors" and "Forward-Looking Statements" elsewhere in this annual report. Our actual results could differ materially from those contained in or implied by any forward-looking statements.

Overview

        We are the largest and fastest-growing lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of March 28, 2015, we operated 169 stores in 26 states, as well as a growing e-commerce website, www.bootbarn.com. Our stores feature a comprehensive assortment of approximately 200 brands and more than 1,500 styles on average, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers' daily lives and typically represent enduring styles that are not impacted by changing fashion trends.

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

        For a discussion of factors that affect the comparability of our results of operations, see "Item 1—Business—recent Acquisitions and Corporate Transactions."

Growth Strategies and Outlook

        We plan to continue to expand our business, increase our sales growth and profitability and enhance our competitive position by executing the following strategies:

  •
  expanding our store base;

  •
  driving same store sales growth;

  •
  enhancing brand awareness;

  •
  growing our e-commerce business; and

  •
  increasing profitability.

        Since the founding of Boot Barn in 1978, we have grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner, resulting in sales and profit increases over their original concepts. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

How We Assess the Performance of Our Business

        In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, SG&A expenses, EBITDA and Adjusted EBITDA. See "Item 6, Selected Consolidated Financial Data" for our definition of EBITDA and Adjusted EBITDA, and for a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. See "EBITDA and Adjusted EBITDA" below for further discussion of why we present EBITDA and Adjusted EBITDA.

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

        Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. However, we believe that our sales throughout the year are more consistent than most other specialty retail chains. As a result of the dispersion of various western events throughout the year, we rely less on Christmas results than other specialty retail chains. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

Same store sales

        The term "same store sales" generally refers to net sales from stores that have been open at least 13 full fiscal months as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

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

  •
  stores that are permanently closed are excluded from same store sales beginning in the month preceding closure; and

  •
  acquired stores are added to same store sales beginning on the later of (a) the first day of the first fiscal month following its applicable acquisition date and (b) the first day of the first fiscal month after the store has been open for at least 13 full fiscal months regardless of whether the store has been operated under our management or predecessor management.

        If the criteria described above are met, then all net sales of an acquired store, excluding those net sales before our acquisition of that store, are included for the period presented. However, when an acquired store is included for the period presented, the net sales of such acquired store for periods before its acquisition are included (to the extent relevant) for purposes of calculating "same stores sales growth" and illustrating the comparison between the applicable periods. Pre-acquisition net sales numbers are derived from the books and records of the acquired company, as prepared prior to the acquisition, and have not been independently verified by us.

        In addition to retail store sales, same store sales also includes e-commerce sales, e-commerce shipping and handling revenue and actual retail store or e-commerce sales returns. We exclude gift card escheatment, provision for sales returns and future loyalty award redemptions from sales in our calculation of net sales per store.

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

  •
  holidays or seasonal periods; and

  •
  weather.

        Opening new stores is an important part of our growth strategy and we anticipate that a significant percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate "same" or "comparable" store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

Gross profit

        Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold includes the cost of merchandise, obsolescence and shrinkage provisions, store and warehouse occupancy costs (including rent, depreciation and utilities), inbound and outbound freight, supplier allowances, occupancy- related taxes, compensation costs for merchandise purchasing and warehouse personnel, and other inventory acquisition-related costs. These costs are significant and can be expected to continue to increase as we grow. The components of our reported cost of goods sold may not be comparable to those of other retail companies, including our competitors.

        Our gross profit generally follows changes in net sales. We regularly analyze the components of gross profit, as well as gross profit as a percentage of net sales. Specifically, we examine the initial markup on purchases, markdowns and reserves, shrinkage, buying costs, distribution costs and occupancy costs. Any inability to obtain acceptable levels of initial markups, or a significant increase in our use of markdowns or in inventory shrinkage, or a significant increase in freight and other inventory acquisition costs could have an adverse impact on our gross profit and results of operations.

        Gross profit is also impacted by shifts in the proportion of sales of our private brand products compared to third-party brand products, as well as by sales mix shifts within and between brands and between major product categories such as footwear, apparel or accessories.

Selling, general and administrative expenses

        Our selling, general and administrative ("SG&A") expenses are composed of labor and related expenses, other operating expenses and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

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

        The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-based compensation, legal, accounting and other compliance-related expenses associated with being a public company and increases resulting from growth in the number of our stores.

EBITDA and Adjusted EBITDA

        EBITDA and Adjusted EBITDA are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and unusual or non-recurring costs and expenses that are not directly related to our operations, including Recapitalization expenses, acquisition expenses, acquisition-related integration and Reorganization costs, amortization of inventory fair value adjustment, loss on disposal of assets and other unusual or non-recurring expenses. See "Item 6, Selected Consolidated Financial Data" for a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA (or some variations thereof) for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measures.

Results of Operations

        We operate on a fiscal calendar which results in a 52- or 53-week fiscal year ending on the Saturday closest to March 31 unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

        The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2015, fiscal 2014 and fiscal 2013, which represent our fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013. Fiscal 2015, 2014 and 2013 were each 52-week periods. The data include the activities of RCC from August 2012 and Baskins from May 2013, their respective dates of acquisition.

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$402,684	$345,868	$233,203
Cost of goods sold	267,907	231,796	151,357
Amortization of inventory fair value adjustment	—	867	9,199

Total cost of goods sold	267,907	232,663	160,556

Gross profit	134,777	113,205	72,647
Operating expenses:
Selling, general and administrative expenses	99,341	91,998	62,609
Acquisition-related expenses	—	671	1,138

Total operating expenses	99,341	92,669	63,747

Income from operations	35,436	20,536	8,900
Interest expense, net	13,291	11,594	7,415
Other income, net	51	39	21

Income before income taxes	22,196	8,981	1,506
Income tax expense	8,466	3,321	826

Net income	13,730	5,660	680

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.5%	67.0%	64.9%
Amortization of inventory fair value adjustment	—	0.3%	3.9%

Total cost of goods sold	66.5%	67.3%	68.8%

Gross profit	33.5%	32.7%	31.2%
Operating expenses:
Selling, general and administrative expenses	24.7%	26.6%	26.8%
Acquisition-related expenses	—	0.2%	0.5%

Total operating expenses	24.7%	26.8%	27.3%

Income from operations	8.8%	5.9%	3.8%
Interest expense, net	3.3%	3.4%	3.2%
Other income, net	—	—	—

Income before income taxes	5.5%	2.6%	0.6%
Income tax expense	2.1%	1.0%	0.4%

Net income	3.4%	1.6%	0.3%

Fiscal 2015 compared to Fiscal 2014

        Net sales.    Net sales in fiscal 2015 increased by $56.8 million, or 16.4%, to $402.7 million compared to $345.9 million in fiscal 2014. The increase in net sales was partially due to an increase in same store sales of $24.9 million, or 7.3%, during fiscal 2015 and partially due to contributions from 18 new store openings during fiscal 2015. We also closed one store in fiscal 2015 in order to consolidate it into another store in the same market. The sales increase was also due to the inclusion of a full year of sales from the Baskins stores in fiscal 2015 compared to the ten fiscal months of sales in fiscal 2014 during which we owned those stores.

        Gross profit.    Gross profit increased by $21.6 million, or 19.1%, to $134.8 million in fiscal 2015 from $113.2 million in fiscal 2014. The increase in gross profit was primarily the result of increased overall net sales, increased sales of higher margin merchandise including our private brands, and a decrease in amortization of acquisition—related inventory fair value adjustments, which are recorded in cost of goods sold. The amortization of acquisition-related inventory fair value adjustments, was completed in fiscal 2014. The gross margin improvement was also driven by the absence of large markdowns and liquidation of inventory acquired in the Baskins Acquisition that totaled $2.3 million in fiscal 2014. Gross profit as a percentage of net sales increased to 33.5% in fiscal 2015 from 32.7% in fiscal 2014. Gross profit as a percentage of net sales, exclusive of amortization of acquisition-related inventory fair value, increased 0.5% largely due to increased sales of higher margin merchandise including our private brands.

        Selling, general and administrative expenses.    SG&A expenses increased by $7.3 million, or 8.0%, to $99.3 million in fiscal 2015 from $92.0 million in fiscal 2014. As a percentage of net sales, SG&A expenses were 24.7% for fiscal 2015 compared to 26.6% for fiscal 2014. The decrease in SG&A expenses as a percentage of net sales is mostly because of one-time expenses in fiscal 2014 associated with the closure of Baskins corporate headquarters, the termination of certain contracts, severance and retention payments, and fees and expenses to integrate the Baskins store operations under our management that we did not incur in fiscal 2015. The total cost associated with these additional one-time expenses was $3.5 million. Additionally, we paid an additional $0.4 million on the earnout to the previous shareholders of Baskins. We also recorded a $0.1 million loss on the disposal of assets in fiscal 2015, a decrease from the $2.0 million loss on the disposal of assets in fiscal 2014, which primarily related to the Baskins assets that we disposed of during our integration of the Baskins Acquisition in fiscal 2014. This expense is included in SG&A expenses in fiscal 2014 and did not recur in fiscal 2015. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales remained relatively flat. Included in the fiscal 2015 expenses are additional headcount, higher stock compensation expense and public company costs that we did not incur in fiscal 2014. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-based compensation, legal, accounting and other compliance-related expenses associated with being a public company and increases resulting from growth in the number of our stores.

        Acquisition-related expenses.    We did not incur any acquisition-related expenses in fiscal 2015. Acquisition-related expenses in fiscal 2014 were $0.7 million. We completed the Baskins Acquisition in May 2013, and costs associated with this acquisition have been reflected in the respective fiscal year.

        Income from operations.    Income from operations increased by $14.9 million, or 72.6%, to $35.4 million in fiscal 2015 from $20.5 million in fiscal 2014. As a percentage of net sales, income from operations was 8.8% and 5.9% during fiscal 2015 and 2014, respectively. The change in income from operations was attributable to the factors noted above.

        Interest expense.    Interest expense increased by $1.7 million, or 14.6%, to $13.3 million in fiscal 2015 from $11.6 million in fiscal 2014. The increase in interest expense was primarily a result of the pre-payment penalty of $1.7 million and the accelerated amortization of deferred loan fees of $3.1 million. These charges to interest expense were incurred when we used the IPO proceeds to repay a portion of the loan from Golub Capital LLC and when we used the proceeds from the Wells Fargo Credit Facility to pay in full the PNC Bank N.A. line of credit and the remaining portion of the loan from Golub Capital LLC. See "Liquidity and Capital Resources" below for further discussion of the repayment of these loans. These increases were partially offset by the lower interest rate on the Well Fargo Credit facility.

        Income tax expense.    Income tax expense was $8.5 million in fiscal 2015 compared to $3.3 million in fiscal 2014. The increase in our income tax expense was primarily because of an increase in our income before taxes to $22.2 million in fiscal year 2015 from $9.0 million in fiscal 2014. Our effective tax rate was 38.1% in fiscal 2015, compared to 37.0% in fiscal 2014. The increase in our effective tax rate was mostly due to an increase in the federal income tax rate.

        Net income.    Net income increased to $13.7 million in fiscal 2015 from a net income of $5.7 million in fiscal 2014. The change in net income was attributable to the factors noted above.

        Adjusted EBITDA.    Adjusted EBITDA increased by $7.9 million, or 19.8%, to $48.2 million in fiscal 2015 from $40.3 million in fiscal 2014. This increase was primarily a result of the increase in net income noted above, together with increases in the following non-cash expenses, which are added to net income to arrive at Adjusted EBITDA: increased stock-based compensation as well as certain secondary offering costs and professional fees that were incurred in connection with other acquisition activity. These increases were offset by decreased acquisition expenses and acquisition-related integration and Reorganization costs, decreased amortization of the inventory fair value adjustment and decreased losses on asset disposals. See "Item 6—Selected Consolidated Financial Data" for a discussion and reconciliation of Adjusted EBITDA to net income.

Fiscal 2014 compared to Fiscal 2013

        Net sales.    Net sales in fiscal 2014 increased by $112.7 million, or 48.3%, to $345.9 million compared to $233.2 million in fiscal 2013. The increase in net sales was partially because of an increase in same store sales of $19.7 million, or 6.7%, during fiscal 2014 and partially due to contributions from nine new store openings during fiscal 2014. Same store sales in fiscal 2014 included $63.4 million in net sales realized from the 30 stores that we acquired in the Baskins Acquisition during the ten full fiscal months in fiscal 2014 in which we owned those stores, but only to the extent that those stores had been opened for 13 full fiscal months. The percentage increase in same store sales was lower in fiscal 2014 than in previous years because of the high growth in same store sales in prior fiscal years and maturation of our store base. We closed four stores in fiscal 2014. Three of those stores were acquired in the RCC Acquisition and were consolidated into one new store located in the same market. The fourth store reached the end of its lease and was consolidated into a store operating in the same market. On an pro forma basis, giving effect to the net sales of Baskins and RCC in each period as though those entities were acquired on the first day of such period, net sales in fiscal 2014 increased $41.4 million, or 13.2%, to $354.2 million compared to $312.8 million in fiscal 2013 (see Note 3 to the consolidated financial statements included elsewhere in this annual report).

        Gross profit.    Gross profit increased by $40.6 million, or 55.9%, to $113.2 million in fiscal 2014 from $72.6 million in fiscal 2013. The increase in gross profit was primarily the result of increased overall net sales, increased sales of higher margin merchandise including our private brands, and a decrease in the amortization of acquisition-related inventory fair value adjustments, which are recorded in cost of goods sold. The stores acquired in the Baskins Acquisition contributed $16.4 million of gross profit in fiscal 2014. Amortization of acquisition-related inventory fair value adjustments recorded in cost of goods sold was $0.9 million in fiscal 2014 compared to $9.2 million in fiscal 2013. Gross profit as a percentage of net sales increased to 32.7% in fiscal 2014 from 31.2% in fiscal 2013. However, gross profit as a percentage of net sales, exclusive of amortization of acquisition related inventory fair value, decreased 2.0% from fiscal 2013. The decrease was largely driven by larger markdowns and liquidation of inventory acquired in the Baskins Acquisition. The larger markdowns reduced gross profit by $0.9 million and a reserve for the liquidation of remaining unsold acquired inventory as of March 29, 2014 reduced gross profit by $1.4 million. The unsold acquired inventory was subsequently sold to a broker in April 2014. These events are directly related to the Baskins Acquisition and the remerchandising of the Baskins stores and are non-recurring. The impact to gross profit in fiscal 2013 related to the acquired inventory in the RCC Acquisition was immaterial.

        Selling, general and administrative expenses.    SG&A expenses increased by $29.4 million, or 47.0%, to $92.0 million in fiscal 2014 from $62.6 million in fiscal 2013. As a percentage of net sales, SG&A expenses were 26.6% for fiscal 2014 compared to 26.8% for fiscal 2013. Labor and related expenses, operating expenses and general and administrative expenses all increased as a result of the Baskins Acquisition and the related integration of the Baskins stores, the cost to consolidate the corporate offices as well as the net addition of five new stores during the fiscal year. During fiscal 2014, we invested in our corporate organization to support the larger number of stores. In addition, we incurred one-time expenses associated with the closure of Baskins' corporate headquarters, the termination of certain contracts, severance and retention payments, and fees and expenses to integrate the Baskins' store operations under our management. The total cost associated with these additional one-time expenses was $3.5 million. Additionally, the Baskins Acquisition agreement included an earn out provision. The fair value of the earn-out as of the acquisition date was $1.7 million. Subsequent to the acquisition date the fair value of the earn out increased $0.4 million. This non-recurring expense is included in SG&A expenses in fiscal 2014. As a result of these actions, we expect to realize ongoing efficiencies from the consolidation of the Baskins operations that may reduce some future SG&A expenses.

        Acquisition-related expenses.    Acquisition-related expenses in fiscal 2014 were $0.7 million compared to $1.1 million in fiscal 2013. We completed the Baskins Acquisition and RCC Acquisition in May 2013 and August 2012, respectively. Costs associated with these acquisitions have been reflected in their respective fiscal years.

        Income from operations.    Income from operations increased by $11.6 million, or 130.3%, to $20.5 million in fiscal 2014 from $8.9 million in fiscal 2013. As a percentage of net sales, income from operations was 5.9% and 3.8% during fiscal 2014 and 2013, respectively. The change in income from operations was attributable to the factors noted above.

        Interest expense.    Interest expense increased by $4.2 million, or 56.8%, to $11.6 million in fiscal 2014 from $7.4 million in fiscal 2013. The increase in interest expense was primarily a result of the additional debt incurred in connection with the RCC Acquisition and the Baskins Acquisition, which was partially offset by more favorable borrowing rates on our prior credit facilities. Also included in interest expense are deferred loan costs of $2.0 million that were expensed at the time of the refinancing of our debt in fiscal 2014.

        Income tax expense.    Income tax expense was $3.3 million in fiscal 2014 compared to $0.8 million in fiscal 2013. The increase in our income tax expense was due primarily to an increase in our income before taxes to $9.0 million in fiscal year 2014 from $1.5 million in fiscal 2013. Our effective tax rate was 37.0% in fiscal 2014, compared to 54.8% in fiscal 2013. The high effective tax rate in fiscal 2013 was mainly due to acquisition costs.

        Net income.    Net income increased to $5.7 million in fiscal 2014 from a net income of $0.7 million in fiscal 2013. The change in net income was attributable to the factors noted above.

        Adjusted EBITDA.    Adjusted EBITDA increased by $11.3 million, or 39.2%, to $40.3 million in fiscal 2014 from $28.9 million in fiscal 2013. This increase was primarily due to the increase in net income noted above, together with increases in the following non-cash expenses, which are added to net income to arrive at Adjusted EBITDA: increased income tax expense and additional interest expense, as discussed above, plus additional depreciation and amortization expense resulting from the RCC Acquisition and Baskins Acquisition and the net addition of five new stores, additional acquisition-related integration and Reorganization costs for the Baskins Acquisition, and additional loss on disposal of assets in connection with the rebranding of RCC and Baskins acquired stores. These increases in non-cash expenses were offset in part by a reduction in the amortization of inventory fair value adjustment. See "Item 6, Selected Consolidated Financial Data" for a discussion and reconciliation of Adjusted EBITDA to net income.

Liquidity and Capital Resources

        We rely on cash flows from operating activities and our credit facility as our primary sources of liquidity. Our primary cash needs are for inventories, operating expenses, capital expenditures associated with opening new stores and remodeling or refurbishing existing stores, improvements to our distribution facilities, marketing and information technology expenditures, debt service and taxes. We have also used cash for acquisitions, the subsequent rebranding and integration of the stores acquired in those acquisitions and costs to consolidate the corporate offices. In addition to cash and cash equivalents, the most significant components of our working capital are accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities. We believe that cash flows from operating activities and the availability of cash under our new credit facility or other financing arrangements will be sufficient to cover working capital requirements, anticipated capital expenditures and other anticipated cash needs for at least the next 12 months.

        Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations decreased in fiscal 2015, primarily as a result of the increased level of inventory purchases made to stock the 18 stores that were opened in fiscal 2015 and an increase in our distribution center inventory related to our private brand growth initiative.

        Although we did not have any material capital expenditure commitments as of the end of fiscal 2015, we are planning to continue to open new stores, remodel and refurbish our existing stores at a greater rate than we have typically done in the past, consolidate our warehouses and a portion of our current distribution center into our new distribution center, and make improvements to our information technology infrastructure, which will result in increased capital expenditures. We estimate that our capital expenditures in fiscal 2016 will be between approximately $16.0 million and $18.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

Prior Credit Facilities

        Our prior revolving credit agreement provided for a $70.0 million revolving credit facility, including a $5.0 million sub-limit for letters of credit. Subject to certain terms and conditions, PNC Bank, N.A ("PNC" or "Prior Credit Facility") was committed to increase the facility by an additional $10.0 million at our request. Borrowings under the prior revolving credit agreement were subject to a borrowing base tied to specified percentages of eligible inventory and credit card receivables. Interest on borrowings was payable, at our election, at a rate based on an alternative base rate (the rate equal to the highest of (1) PNC's publicly announced commercial lending rate, (2) the daily federal funds open rate plus 0.50% or (3) the LIBOR rate for a period of one month plus 1.00%) or LIBOR (for one, two, three or six month periods at our election), plus applicable margins of 0.75% or 1.00% for alternative base rate loans and 1.75% or 2.00% for LIBOR advances, in each case determined by reference to availability under the borrowing base formula. In addition, we paid a commitment fee on the unused portion of the prior revolving credit facility equal to (1) 0.375% if our average utilization of the prior revolving facility over the preceding calendar quarter was equal to or less than 60% of borrowing base availability or (2) 0.25% if average utilization exceeded 60% of borrowing base availability. The Prior Credit Facility was to mature on May 31, 2018. On February 23, 2015, proceeds from our new credit facility with Wells Fargo Bank, N.A. (the "Wells Fargo Credit Facility" or "New Credit Facility") were used to pay the outstanding balance of the Prior Credit Facility. See "New Credit Facility" below.

        Our prior term loan agreement with Golub Capital, LLC ("Prior Term Loan") provided for a $130.0 million term loan that was to mature on May 31, 2019, and bore interest, at our election, at a base rate (the rate equal to the greater of (1) the higher of the "prime rate" as published by the Wall Street Journal or the overnight Federal Funds Rate plus 0.50% and (2) the one month LIBOR rate (but not less than 1.25%) plus 1.00% or at LIBOR for a period of one, two, three, six or, if available to all lenders, nine or 12 months, at our election (with a floor of 1.25%), plus applicable margins of 4.75% for base rate advances and 5.75% for LIBOR advances. The "Prior Term Loan" required principal payments of $0.3 million per fiscal quarter, with the remaining balance due at maturity, as well as certain mandatory prepayments at the lender's discretion, including a specified portion of annual "excess cash flow", as defined in the Prior Term Loan.

        The Prior Credit Facility and the Prior Term Loan were amended in April 2014 to, among other things, permit the payment of a dividend to our stockholders in that month and to increase the amount of borrowings permitted under each of those agreements. An additional $30.8 million provided under the amendment to the prior term loan agreement was used to fund a portion of the dividend paid to our stockholders in the first quarter of fiscal 2015.

        On November 5, 2014, we entered into amendments to the Prior Credit Facility and the Prior Term Loan. These amendments each (a) permitted certain add-backs to "EBITDA", as defined in the Prior Credit Facility and the Prior Term Loan, relating to expenses incurred in connection with our initial public offering of our common stock and the preparation of the amendments, (b) revised the "Change of Control" definition and the covenant restricting certain equity issuances to be more customary for a publicly traded company, (c) deleted the equity cure provisions and (d) changed the financial statement deliverable requirements, and timing, to align with the SEC disclosure requirements. In addition, the amendment to the prior term loan agreement reduced the applicable LIBOR Floor to 1.00% and deleted board observation rights of the lenders in the prior term loan agreement.

        On November 5, 2014, we used the net proceeds from our initial public offering to repay $81.9 million of the Prior Term Loan's principal balance. Amounts repaid were no longer available for future borrowings under the Prior Term Loan. On February 23, 2015, proceeds from our New Credit Facility with Wells Fargo Bank, N.A. ("New Credit Facility") were used to pay the outstanding balance of the Prior Term Loan. See "New Credit Facility" below.

New Credit Facility

        On February 23, 2015, we and Boot Barn, Inc., our primary operating subsidiary, entered into our New Credit Facility and used advances thereunder to refinance the full amount of our prior credit facilities (the "Refinancing"). Immediately after giving effect to the Refinancing, approximately $101.1 million of total debt was outstanding under our new credit facility and there was approximately $48.9 million of unused availability under the revolving portion of our new credit facility.

        Our New Credit Facility consists of a $75.0 million revolving credit facility, including a $5.0 million sub-limit for letters of credit, and a $75.0 million term loan ("New Term Loan"), and also provides us with the ability to incur additional incremental term loans of up to $50.0 million, provided that certain conditions are met, including pro forma covenant compliance. Wells Fargo Bank, N.A, is the Administrative Agent, Swingline Lender and Issuing Lender under our new credit facility.

        In addition to refinancing our prior credit facilities, we expect that advances under our New Credit Facility will be used for working capital, capital expenditures, permitted acquisitions and other general corporate purposes. In connection with the Refinancing, prepayment premiums of $1.1 million were paid to the lenders under our prior credit facilities, pursuant to their terms.

        Interest on borrowings under our New Credit Facility is payable, at our election, at a rate equal to, either (i) LIBOR plus an applicable margin, or (ii) a base rate plus an applicable margin. The base rate is calculated as the highest of (1) the Federal Funds Rate plus 0.50%, (2) the prime rate publicly announced by the Administrative Agent and (3) LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case will be linked to a consolidated total lease adjusted net leverage ratio. For LIBOR loans, the applicable margin will be in the range of 2.00% to 2.75%, and for base rate loans it will be between 1.00% and 1.75%. The applicable margin will initially be set at 2.25% for LIBOR loans and 1.25% for base rate loans until the delivery of financial statements and a compliance certificate for the period ending on or about March 28, 2015. In addition, we will pay a commitment fee on the average daily unused portion of the revolving credit commitment under our New Credit Facility, which will be 0.30% until the delivery of financial statements and a compliance certificate for the period ending on or about March 28, 2015 and after that will range between 0.25% and 0.40% according to the pricing grid referenced above.

        We had approximately $91.2 million of total debt outstanding under our New Credit Facility at March 28, 2015 and there was approximately $58.8 million of unused availability under the revolving portion. Our New Credit Facility requires principal payments in respect of the term loan on a quarterly basis commencing on June 26, 2015. The required principal payments are $468,750 for that first fiscal quarter and each of the three following fiscal quarters, $937,500 for each of the next four fiscal quarters, $1,406,250 for each of the following four fiscal quarters, and $1,875,000 for each subsequent fiscal quarter, with the remaining balance due on the maturity date of February 23, 2020, as well as certain mandatory prepayments.

        The obligations of Boot Barn, Inc. under our New Credit Facility are guaranteed by us and each of our material current and future domestic subsidiaries. All obligations of Boot Barn, Inc. and the guarantors under our New Credit Facility are secured by a lien on all of the assets, including equity interests, of Boot Barn, Inc. and the guarantors (subject to certain customary exclusions).

        Our New Credit Facility contains a number of covenants that restrict, among other things and subject to certain exceptions, our ability to:

  •
  incur additional indebtedness;

  •
  create liens on property;

  •
  engage in mergers, consolidations and other fundamental changes;

  •
  dispose of assets;

  •
  make investments, loans or advances;

  •
  make certain acquisitions;

  •
  engage in certain transactions with affiliates;

  •
  declare or pay dividends on, or repurchase, our stock; and

  •
  change our lines of business or fiscal year.

        In addition, our New Credit Facility requires us not to exceed specified consolidated total lease adjusted net leverage ratios and to maintain a specified consolidated fixed charge coverage ratio during each specified measurement period. Our New Credit Facility also contains customary events of default, including a customary default triggered by a "Change in Control" as defined in the new credit facility.

        The Wells Fargo Credit Facility limits the Company's aggregate dividend payments to $5.0 million for the term of the Wells Fargo Credit Facility in the event that the Company's leverage ratio exceeds a specified leverage ratio.

        Our New Credit Facility also requires us to pay additional interest of 2% per annum upon triggering certain events which are not clearly and closely related to the New Credit Facility. For financial accounting purposes, the requirement for us to pay a higher interest rate in the event of default is an embedded derivative. As of March 28, 2015, the fair value of this embedded derivative was estimated and was not significant.

        As of March 28, 2015, we were in compliance with the covenants contained in the New Credit Facility.

        Upon issuance of the New Credit Facility note payable on February 23, 2015, we paid $0.8 million in transaction fees to Wells Fargo Bank, N.A. in connection with the New Credit Facility. These transaction fees were paid via a reduction in the proceeds from the New Credit Facility and are accounted for as a debt discount.

Cash Position and Cash Flow

        Cash and cash equivalents were $1.4 million as of March 28, 2015 compared to $1.1 million as of March 29, 2014.

        The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$11,508	$12,780	$11,924
Investing activities	(14,074)	(27,272)	(45,699)
Financing activities	2,896	14,420	34,373

Net increase (decrease) in cash	$330	$(72)	$598

  Operating activities

        Cash provided by operating activities consists primarily of net income adjusted for non-cash items that include depreciation, amortization and stock-based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

        Net cash provided by operating activities decreased $1.3 million in fiscal 2015 as compared to fiscal 2014. The significant components of cash flows from operating activities in fiscal 2015 were net income of $13.7 million, the add-back of non-cash depreciation and amortization expense of $9.2 million, amortization of deferred loan fees and debt discounts of $3.7 million and stock-based compensation and the excess tax benefit related to the exercise of stock options of $1.4 million. Accounts payable and accrued expenses and other current liabilities increased by a total of $10.7 million primarily attributable to the growth of the Company. The above were offset by an increase in inventories of $26.6 million in fiscal 2015 as compared to $14.1 million in fiscal 2014 primarily as a result of opening of 18 new stores in fiscal 2015 and an increase in our distribution center inventory related to our private brand growth initiative, and increases in prepaid expenses and accounts receivable of $3.3 million in fiscal 2015 as compared to $1.6 million in fiscal 2014, mostly due to increases in prepaid rent related to more stores and increases in accounts receivable from growth in the commercial accounts business.

        Net cash provided by operating activities increased $0.9 million in fiscal 2014 as compared to fiscal 2013. The significant components of cash flows from operating activities in fiscal 2014 were net income of $5.7 million, the add-back of non-cash depreciation and amortization expense of $8.1 million, amortization of deferred loan fees of $2.5 million and loss on disposal of assets of $2.0 million. Accounts payable and accrued expenses and other current liabilities increased by a total of $9.1 million due to the growth of the Company. The above were offset by an increase in inventories of $14.1 million in fiscal 2014 as compared to $4.8 million in fiscal 2013 due primarily to the Baskins Acquisition, and increases in deferred taxes and prepaid expenses and other current assets of $2.7 million in fiscal 2014 as compared to $3.1 million in fiscal 2013 primarily because of increases in deferred taxes and prepaid rent as the Company's income and store count grew.

        Net cash provided by operating activities was $11.9 million in fiscal 2013. The significant components of cash provided by operating activities in fiscal 2013 were net income of $0.7 million, the add-back of non-cash depreciation and amortization expense of $5.6 million and amortization of the fair value inventory adjustment of $9.2 million. Accounts payable and accrued expenses and other current liabilities increased in fiscal 2013 by a total of $7.4 million due to the growth of the Company. The above were offset by an increase in inventories of $4.8 million in fiscal 2013 primarily because of the RCC Acquisition and an increase in deferred taxes and prepaid expenses and other current assets of $3.1 million due to the growth of the Company.

  Investing activities

        Cash used in investing activities consists primarily of purchases of property and equipment but also includes funds used to effect the RCC and Baskins Acquisitions.

        Net cash used in investing activities decreased $13.2 million in fiscal 2015 as compared to fiscal 2014, primarily because of the $15.7 million investment related to the Baskins Acquisition, including subsequent fixed asset purchases, in fiscal 2014 compared to no acquisitions activity in fiscal 2015. This was partly offset by purchases of property and equipment of $14.1 million in fiscal 2015 compared to $11.4 million in fiscal 2014. The increase in purchases of property and equipment was primarily related to the opening of 18 new stores and remodeling existing stores.

        Net cash used in investing activities decreased $18.4 million in fiscal 2014 as compared to fiscal 2013, primarily because of the $15.7 million investment related to the Baskins Acquisition, including subsequent fixed asset purchases, in fiscal 2014 compared to the $41.9 million investment related to the RCC Acquisition in fiscal 2013. This was largely offset by purchases of property and equipment of $11.4 million in fiscal 2014 compared to $3.8 million in fiscal 2013. The increase in purchases of property and equipment was primarily related to rebranding stores acquired in the Baskins and RCC Acquisitions in fiscal 2014 and 2013, respectively, integrating Baskins and RCC stores onto our management systems, opening new stores and remodeling existing stores.

        Net cash used in investing activities was $45.7 million in fiscal 2013, primarily due to the $41.9 million investment related to the RCC Acquisition. In addition, cash paid for purchases of property and equipment totaled $3.8 million in fiscal 2013.

  Financing activities

        Cash provided by financing activities consists primarily of advances and repayments on our prior credit facilities, payment of assumed contingent consideration and debt from acquisitions and issuance of stock.

        Net cash provided by financing activities decreased $11.5 million in fiscal 2015 as compared to fiscal 2014, primarily because of net debt repayment and debt issuance fees of $39.2 million and dividend payment of $41.3 million. The payments were offset by the receipt of $82.2 million from our initial public offering in fiscal 2015.

        On April 17, 2014, we paid a pro rata cash dividend of approximately $39.9 million in the aggregate to holders of the outstanding shares of our common stock as of April 14, 2014. We also made an aggregate payment to holders of our outstanding vested stock options with exercise prices below the value of our common stock, of approximately $1.4 million. These dividend and other payments were funded entirely from additional borrowings under our prior credit facilities. In addition, we reduced the per-share exercise price of each of our unvested stock options outstanding as of the record date by the per-share dividend amount. Those stock options will, upon vesting, be exercisable for 1,918,550 shares of our common stock. The payments made in respect of, and the decreases in the exercise price of, options were mandated by the anti-dilution provisions of our 2011 Equity Incentive Plan.

        Net cash provided by financing activities decreased $20.0 million in fiscal 2014 as compared to fiscal 2013, primarily due to the payment of contingent consideration and assumed debt of $21.8 million in fiscal 2014 compared to $5.4 million in fiscal 2013 related to the Baskins and RCC Acquisitions, respectively. This was partially offset by a net increase in debt of $39.6 million in fiscal 2014 compared to $38.9 million in fiscal 2013. The Company received $2.0 million from the issuance of common stock in fiscal 2013, and no common stock was issued in 2014.

        Net cash provided by financing activities was $34.4 million in fiscal 2013. Net proceeds from loan borrowings and drawings on our prior revolving credit facility totaled $38.9 million, including $25.5 million of related party borrowings during the year. The Company also received proceeds of $2.0 million from the issuance of common stock. These increases were offset by debt issuance fees of $1.2 million and the payment of assumed consideration and debt of $5.4 million related to the RCC Acquisition.

Other obligations

        Contractual obligations.    We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancelable capital and operating leases.

        As of March 28, 2015, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$47	$31	$16	$—	$—
Operating lease obligations	138,048	23,578	40,057	41,097	33,316
Debt and line of credit	91,200	1,875	9,375	79,950	—
Interest expense on debt	12,285	2,760	5,242	4,283	—

Total	$241,580	$28,244	$54,690	$125,330	$33,316

        Capital lease obligations relate to equipment leases that expire at various dates through fiscal 2018. We lease our stores, facilities and certain other equipment under non-cancelable operating leases. These operating leases expire at various dates through fiscal 2024 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. They also generally contain renewal provisions for varying periods. Our future operating lease obligations would change if we were to exercise these renewal provisions or if we were willing to enter into additional operating leases.

        Debt consists of $75.0 million outstanding under our term loan facility and $16.2 million outstanding under our revolving credit facility as of March 28, 2015. Our New Credit Facility provides for regularly scheduled principal payments of the term loan portion beginning on June 26, 2015. Payments with respect to the revolving portion of our New Credit Facility are due on February 23, 2020.

        Interest expense on debt consists of scheduled interest payments under our term loan facility and our revolving credit facility. As of March 28, 2015, the interest expense relating to our term loan facility was calculated using a 2.51% interest rate for the term loan balance of $75.0 million. The interest expense relating to our revolving credit facility was calculated using the 4.5% interest rate applicable to base rate loans, which applied to approximately 7% of the amounts outstanding under this facility, and the 2.4% interest rate applicable to LIBOR loans, which applied to approximately 93% of the amounts outstanding under this facility.

        Off-balance sheet arrangements.    We are not a party to any off-balance sheet arrangements, except for the operating leases discussed above.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements. Since future events and their impact cannot be determined with absolute certainty, our actual results will inevitably differ from our estimates.

        We believe that the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change.

        The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in our financial statements have not been materially impacted by such variances. Our accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this annual report. Management has discussed the development and selection of these critical accounting policies and estimates with our board of directors.

        We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, inventories, goodwill, intangible and long-lived assets, stock-based compensation, stock option re-pricing and income taxes, which are more fully described below.

Revenue recognition

        Sales are recognized at the time of purchase by customers at our retail store locations. Sales are recorded net of taxes collected from customers. For e-commerce sales, revenue is recognized at the estimated time that the customer takes title of the merchandise and assumes the risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable, which generally occurs upon receipt by the customer of the goods. On average, customers receive goods within approximately five days of being ordered. The estimate of the transit times for these shipments is based on shipping terms and historical delivery times. Shipping and handling fees billed to customers for online sales are included in net sales and the related shipping and handling costs are classified as cost of goods sold in the consolidated statements of operations.

        We reserve for projected merchandise returns based upon historical experience and various other assumptions that we believe to be reasonable. Customers can return merchandise purchased in-store within 30 days of the original purchase date, and can return merchandise purchased online within 45 days of the original purchase date. Merchandise returns are often resalable merchandise and the purchase price is generally refunded by issuing the same tender used in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating our sales returns reserve. We record the impact of adjustments to our sales return reserve quarterly within total net sales. Should the returns rate as a percentage of net sales significantly change in future periods, it could have a material impact on our results of operations.

        We maintain a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue and as an adjustment to net sales. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect net sales.

        We recognize the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability, including potential obligations arising under state escheatment laws. Our gift cards, gift certificates and store credits do not have expiration dates, and unredeemed gift cards, gift certificates and store credits are subject to state escheatment laws. We retain the percentage of the value of such unredeemed gift cards, gift certificates and store credits not escheated and recognize these amounts in net sales.

Inventories

        Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import related costs, including freight, duty and agent commissions.

        During each accounting period, we record adjustments to our inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that we expect to realize from the ultimate sale or disposal of the inventory. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market value. This adjustment calculation requires us to make assumptions and estimates, which are based on factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate.

        To the extent that management's estimates differ from actual results, additional markdowns may be required that could reduce our gross margin, operating income and the carrying value of inventories.

        We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date.

These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform periodic physical inventory counts for our entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the consolidated balance sheets.

Goodwill, intangible and long-lived assets

        Goodwill and indefinite lived intangible assets.    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets with indefinite lives include the Boot Barn trademark that was acquired as part of the Recapitalization. We test goodwill and indefinite-lived intangible assets for impairment at least annually or more frequently if indicators of impairment exist. The annual impairment test is performed as of the first day of our fourth fiscal quarter. We evaluate the fair value of the reporting unit by using market-based analysis to review market capitalization and by reviewing a discounted cash flow analysis using management's assumptions. We conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. Our entire operations represent one reporting unit. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss.

        Definite-lived intangible assets and long-lived assets.    Definite-lived intangible assets consist of certain trademarks, customer lists, non-compete agreements, and below-market leases. Definite-lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight-line method over the assets' estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for trademarks is six months to two years, non-compete agreements is four to five years, customer lists is five years, and below-market leases is two to 17 years.

        Long-lived assets consist of leasehold improvements, machinery and equipment, furniture and fixtures and vehicles. Long-lived assets are subject to depreciation and amortization. We assess potential impairment of our definite-lived intangible assets and long-lived assets whenever events or changes in circumstances indicate that the asset's carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements ("ASC 820").

        We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected by additional impairment charges.

Stock-based compensation

        We account for employee stock options in accordance with relevant authoritative literature. Stock options are granted with exercise prices equal to or greater than the market value, as reported on the New York Stock Exchange (or on any other national securities exchange on which the Stock is then listed) on the date of grant as authorized by our board of directors. Stock options granted have five year vesting provisions. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized the simplified method to estimate the expected life of the options. We base the risk-free interest rate on the yield of a zero-coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. We estimate the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption, we considered a number of factors, including the entity's life cycle stage, growth profile, size, financial leverage and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award, net of estimated forfeitures, and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

        To estimate the value of our common stock prior to our initial public offering, we utilized a discounted cash flow analysis, a market approach of comparable companies in our industry and a comparable acquisitions analysis in order to determine our enterprise value. The discounted cash flow method involves cash flow projections that are discounted at an appropriate rate. The market approach involves companies in our industry that we determine to be comparable. Comparable acquisitions analysis involves analyzing sales of controlling interests in companies that we determine are comparable. In conducting this valuation, we also took into consideration recent valuation reports of third-party valuation specialists prepared for us, as well as any significant internal and external events occurring subsequent to those reports that may have caused the value of our common stock to increase or decrease since the dates of those reports. Estimates used in our valuation of share-based compensation are highly complex and subjective. Valuations and estimates of our common stock value are no longer necessary since we became a publicly traded company, as we now rely on market price to determine the market value of our common stock.

Income taxes

        We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes ("ASC 740"), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are attributable to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

        We account for uncertain tax positions in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

        We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statement of operations. See Note 13 to our consolidated financial statements included elsewhere in this annual report for further information regarding our tax disclosures.

Recent accounting pronouncements

        In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. We adopted this ASU on March 30, 2014, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment" and "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. Based on our evaluation of the ASU, we do not expect the adoption of this update to have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers. The ASU amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The new standard is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. We are required to adopt this new standard for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The new revenue accounting standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), which amends the accounting guidance related to the evaluation of an entity's ability to continue as a going concern. The amendment establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. This guidance will be effective for us as of December 15, 2016. The new guidance is not expected to have an impact on our consolidated financial statements.

        In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

        In April 2015, the FASB issued Accounting Standards Update 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result in debt issuance cost being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for us beginning in fiscal year 2017 and may be adopted early. We expect his new guidance will reduce total assets and total long-term debt on our consolidated balance sheets by amounts classified as deferred debt issuance costs, but we do not expect this update to have any other effect on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

        We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of March 28, 2015, we had $16.2 million in outstanding borrowings under our revolving credit facility and $75.0 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance as of March 28, 2015 would be approximately $0.9 million.

Foreign exchange rate risk

        We currently purchase all of our merchandise through domestic and international suppliers on a U.S. dollar-denominated basis. We do not hedge using any derivative instruments and historically have not been impacted by changes in exchange rates.

Impact of inflation

        Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Item 8.    Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Boot Barn Holdings, Inc.
Irvine, California

        We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. (formerly WW Top Investment Corporation) and subsidiaries (the "Company") as March 28, 2015 and March 29, 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 28, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boot Barn Holdings, Inc. and subsidiaries as of March 28, 2015 and March 29, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Costa Mesa, California
May 29, 2015

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 28, 2015	March 29, 2014
Assets
Current assets:
Cash and cash equivalents	$1,448	$1,118
Accounts receivable	3,863	2,191
Inventories	129,312	102,702
Prepaid expenses and other current assets	10,773	8,685

Total current assets	145,396	114,696
Property and equipment, net	30,054	21,450
Goodwill	93,097	93,097
Intangible assets, net	57,131	59,723
Other assets	1,026	2,897

Total assets	$326,704	$291,863

Liabilities and stockholders' equity
Current liabilities:
Line of credit	$16,200	$28,624
Accounts payable	44,636	36,029
Accrued expenses and other current liabilities	24,061	20,763
Current portion of notes payable	1,713	1,000

Total current liabilities	86,610	86,416
Deferred taxes	21,102	19,960
Long-term portion of notes payable	72,489	98,500
Other liabilities	4,081	2,412

Total liabilities	184,282	207,288
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value; March 28, 2015—100,000 shares authorized, 25,824 shares issued and outstanding; March 29, 2014—100,000 shares authorized, 18,929 shares issued and outstanding	3	2
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	128,693	78,834
Retained earnings	13,726	1,652

Total Boot Barn Holdings, Inc. stockholders' equity	142,422	80,488
Non-controlling interest	—	4,087

Total stockholders' equity	142,422	84,575

Total liabilities and stockholders' equity	$326,704	$291,863

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Net sales	$402,684	$345,868	$233,203
Cost of goods sold	267,907	231,796	151,357
Amortization of inventory fair value adjustment	—	867	9,199

Total cost of goods sold	267,907	232,663	160,556

Gross profit	134,777	113,205	72,647
Operating expenses:
Selling, general and administrative expenses	99,341	91,998	62,609
Acquisition-related expenses	—	671	1,138

Total operating expenses	99,341	92,669	63,747

Income from operations	35,436	20,536	8,900
Interest expense, net	13,291	11,594	7,415
Other income, net	51	39	21

Income before income taxes	22,196	8,981	1,506
Income tax expense	8,466	3,321	826

Net income	13,730	5,660	680

Net income attributed to non-controlling interest	4	283	34

Net income attributed to Boot Barn Holdings, Inc.	$13,726	$5,377	$646

Earnings per share:
Basic shares	$0.56	$0.28	$0.03
Diluted shares	$0.54	$0.28	$0.03
Weighted average shares outstanding:
Basic shares	22,126	18,929	18,757
Diluted shares	22,888	19,175	18,757

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Noncontrolling Interest
	Shares	Amount				Total
Balance at March 31, 2012	18,632	$2	$74,757	$(4,371)	$3,770	$74,158
Net income				646	34	680
Issuance of stock	297		1,999			1,999
Stock-based compensation expense			787			787

Balance at March 30, 2013	18,929	2	77,543	(3,725)	3,804	77,624
Net income				5,377	283	5,660
Stock-based compensation expense			1,291			1,291

Balance at March 29, 2014	18,929	2	78,834	1,652	4,087	84,575
Net income	—	—	—	13,726	4	13,730
Dividend paid	—	—	(39,648)	(1,652)	—	(41,300)
Reorganization and issuance of stock	1,000	—	4,091	—	(4,091)	—
Issuance of stock in initial public offering, net of costs	5,750	1	82,223	—	—	82,224
Issuance of restricted stock awards	30	—	—	—	—	—
Stock options exercised	115	—	464			464
Federal and state income tax deducted on stock options			681			681
Stock-based compensation expense	—	—	2,048	—	—	2,048

Balance at March 28, 2015	25,824	$3	$128,693	$13,726	$—	$142,422

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Cash flows from operating activities
Net income	$13,730	$5,660	$680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,615	4,628	2,662
Stock-based compensation	2,048	1,291	787
Excess tax benefit	(681)	—	—
Amortization of intangible assets	2,592	3,501	2,926
Amortization of deferred loan fees and debt discount	3,684	2,507	435
Loss on disposal of property and equipment	134	1,980	322
Accretion of above market leases	(149)	(230)	(231)
Deferred taxes	1,402	(1,874)	(633)
Amortization of inventory fair value adjustment	—	867	9,199
Changes in operating assets and liabilities:
Accounts receivable	(1,672)	(710)	(209)
Inventories	(26,610)	(14,100)	(4,821)
Prepaid expenses and other current assets	(1,667)	(871)	(2,490)
Other assets	(362)	104	199
Accounts payable	7,364	3,190	4,916
Accrued expenses and other current liabilities	3,298	5,944	2,494
Other liabilities	1,782	893	(4,312)

Net cash provided by operating activities	11,508	12,780	11,924

Cash flows from investing activities
Purchases of property and equipment	(14,074)	(11,400)	(3,848)
Proceeds from sale of property and equipment	—	24	61
Purchase of trademark rights	—	(200)	—
Acquisition of business, net of cash acquired	—	(15,696)	(41,912)

Net cash used in investing activities	(14,074)	(27,272)	(45,699)

Cash flows from financing activities
Line of credit—net	(12,424)	9,714	4,324
Proceeds from loan borrowings	104,938	100,000	10,583
Proceeds from loan borrowings—related parties	—	—	25,500
Repayments on debt and capital lease obligations	(130,326)	(70,126)	(1,461)
Debt issuance fees	(1,361)	(3,350)	(1,167)
Proceeds from issuance of stock	—	—	1,999
Net proceeds from initial public offering	82,224	—	—
Excess tax benefits from stock options	681
Proceeds from exercise of stock options	464	—	—
Dividends paid	(41,300)	—	—
Payment of assumed contingent consideration and debt from acquisitions	—	(21,818)	(5,405)

Net cash provided by financing activities	2,896	14,420	34,373

Net increase(decrease) in cash and cash equivalents	330	(72)	598
Cash and cash equivalents, beginning of period	1,118	1,190	592

Cash and cash equivalents, end of period	$1,448	$1,118	$1,190

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,297	$4,849	$3,337
Cash paid for interest	$11,167	$9,110	$6,275
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,374	$132	$65
Equipment acquired through capital lease	$36	$28	$—

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

        Boot Barn Holdings, Inc., (the "Company") was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 25,824,569 and 18,929,350 outstanding shares of common stock as of March 28, 2015 and March 29, 2014, respectively, with 12,432,000 and 17,750,000 shares of common stock held by Freeman Spogli & Co. as of March 28, 2015 and March 29, 2014, respectively. The shares of common stock have voting rights of one vote per share.

        Boot Barn Holding Corporation (the "Predecessor"), a Delaware corporation, was incorporated on September 28, 2007 and owns 100% of the common stock of Boot Barn, Inc. (together with Predecessor, "Boot Barn"). The Company was formed to effect the purchase of the Predecessor, including the operations of Boot Barn. On December 12, 2011, the Company acquired 94.9% of the outstanding capital stock of the Predecessor, which is referred to as the "Recapitalization". During the period from November 17, 2011 through December 11, 2011, there was no material activity of the Company and the Company had no operations prior to the acquisition. In connection with the Recapitalization, management and other investors purchased shares of the Successor's common stock, collectively representing a 9.6% equity interest in Boot Barn Holding Corporation.

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

        The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 169 stores in 26 states as of March 28, 2015, 152 stores in 23 states as of March 29, 2014 and 117 stores in 21 states as of March 30, 2013. As of the fiscal year ending March 28, 2015, all stores operate under the Boot Barn name (other than two stores, which operate under the "American Worker" name).

Amendment of Certificate of Incorporation

        On October 19, 2014, the Company's board of directors authorized the amendment of its certificate of incorporation to increase the number of shares that the Company is authorized to issue to 100,000,000 shares of common stock, par value $0.0001 per share. In addition, the amendment of the certificate of incorporation authorized the Company to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and effect a 25-for-1 stock split of its outstanding common stock. The amendment became effective on October 27, 2014. Accordingly, all common share and per share amounts in these consolidated financial statements have been adjusted to reflect the increase in authorized shares and the 25-for-1 stock split as though it had occurred at the beginning of the initial period presented.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Business Operations (Continued)

Initial Public Offering

        On October 29, 2014, the Company commenced its initial public offering ("IPO") of 5,000,000 shares of its common stock. In addition, on October 31, 2014, the underwriters of the IPO exercised their option to purchase an additional 750,000 shares of common stock from the Company. As a result, 5,750,000 shares of common stock were issued and sold by the Company at a price of $16.00 per share.

        As a result of the IPO, the Company received net proceeds of approximately $82.2 million, after deducting the underwriting discount of $6.4 million and related fees and expenses of $3.3 million. The Company used the net proceeds from the IPO to pay down the principal balance of its term loan with Golub Capital LLC. See Note 8, "Revolving Credit Facilities and Long-Term Debt".

Secondary Offering

        On February 25, 2015, the Company completed a secondary offering of 6,235,544 shares of common stock, including 813,332 shares of the Company's common stock, issued as a result of the underwriters' exercise of their option to purchase additional shares at the public offering price of $23.50 per share, less the underwriting discount. The Company did not receive any proceeds from the secondary offering.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), include the accounts of the Company and each of its subsidiaries, including WW Holding Corporation, Boot Barn Holding Corporation, Boot Barn, Inc., RCC Western Stores, Inc. ("RCC") and Baskins Acquisition Holdings, LLC ("Baskins"). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Fiscal Year

        The Company reports its results of operations and cash flows on a 52- or 53-week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The years ending March 28, 2015 ("fiscal 2015"), March 29, 2014 ("fiscal 2014") and March 30, 2013 ("fiscal 2013") each consisted of 52 weeks.

Comprehensive Income

        The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Segment Reporting

        GAAP has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customers. The Company has a single operating and reportable segment, which includes net sales

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

generated from its retail stores and e-commerce website. All of the Company's identifiable assets are in the U.S.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting the Company's consolidated financial statements are those relating to revenue recognition, inventories, goodwill, intangible and long-lived assets, stock-based compensation and income taxes. Management regularly evaluates its estimates and assumptions based upon historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, the Company's future results of operations may be affected.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents also include receivables from credit card sales. The carrying amounts of cash and cash equivalents represent their fair values.

Accounts Receivable

        The Company's accounts receivable consist of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co-operative arrangements. The Company has concluded that no allowance for bad debts is required.

Inventories

        Inventory consists primarily of purchased merchandise and is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes the cost of merchandise and import related costs, including freight, duty and agent commissions. The Company assesses the recoverability of inventory through a periodic review of historical usage and present demand. When the inventory on hand exceeds the foreseeable demand, the value of inventory that, at the time of the review, is not expected to be sold is written down to its estimated net realizable value.

        The Company recorded fair value adjustments to reflect the acquired cost of inventory related to its acquisitions of Boot Barn, RCC and Baskins. These amounts were amortized over the period that the related inventory was sold. There was no amortization of inventory costs in fiscal 2015. Amortization of the acquired cost of inventory was $0.9 million and $9.2 million for fiscal years 2014 and 2013, respectively.

Deferred Loan Fees

        Deferred loan fees are capitalized and amortized to interest expense over the terms of the applicable loan agreements using the effective interest method. Included in prepaid expenses and other

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

current assets are short-term deferred loan fees of $0.1 million and $0.6 million as of March 28, 2015 and March 29, 2014, respectively. Included in other assets are long-term deferred loan fees of $0.5 million and $2.3 million as of March 28, 2015 and March 29, 2014, respectively.

Debt Discount

        Debt discount fees arise when transaction fees are paid to the lending institution. Debt discount fees are recorded as a reduction to the principal amount of the debt. Amortization of debt discount fees is recorded as an increase to the net principal amount of the debt and as a charge to interest expense over the term of the applicable loan agreement using the effective interest method.

Property and Equipment, net

        Property and equipment consists of leasehold improvements, machinery and equipment, furniture and fixtures and vehicles. Property and equipment is subject to depreciation and is recorded at cost less accumulated depreciation. Expenditures for major remodels and improvements are capitalized while minor replacements, maintenance and repairs that do not improve or extend the life of such assets are charged to expense. Gains or losses on disposal of fixed assets, when applicable, are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives, ranging from five to seven years. Machinery and equipment is depreciated over five years. Furniture and fixtures are depreciated over five to seven years. Vehicles are depreciated over five years. Leasehold improvements are depreciated over the shorter of the terms of the leases or their estimated useful lives.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is tested for impairment at least annually or more frequently if indicators of impairment exist. An annual goodwill impairment test is performed as of the first day of the fourth fiscal quarter. In fiscal 2013 and prior, the annual goodwill impairment test was performed as of fiscal year-end. The Company changed the timing of its annual impairment test to provide sufficient time to prepare the analysis and meet reporting deadlines. Management evaluates the fair value of the reporting unit using a market-based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management's assumptions.

        The Company conducts a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. The Company's entire operations represent one reporting unit. The Company determines the fair value of its reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test, which involves comparing the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss. The Company concluded that there was no impairment of goodwill during fiscal years 2015, 2014 or 2013.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Intangible assets with indefinite lives, which include the Boot Barn trademark, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal years 2015, 2014 or 2013.

Definite-Lived Intangible Assets

        Definite-lived intangible assets consist of certain trademarks, customer lists, non-compete agreements, and below-market leases. Definite-lived intangible assets are amortized utilizing the straight-line method over the assets' estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for trademarks is six months to two years, customer lists is five years, non-compete agreements is four to five years and below-market leases is two to 17 years.

Long-Lived Assets

        Long-lived assets consist of property and equipment and definite-lived intangible assets. The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group's carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements. The Company has determined that there were no impairments of long-lived assets during fiscal years 2015, 2014 or 2013.

Stock-Based Compensation

        Stock-based compensation is accounted for under FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). The Company accounts for all stock-based compensation transactions using a fair-value method and recognizes the fair value of each award as an expense over the service period. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company's common stock, the risk-free rate of interest and the dividend yield on the Company's common stock. Judgment is required in estimating the number of share-based awards that the Company expects will ultimately vest upon the fulfillment of service conditions (such as time-based vesting). The consolidated financial statements include amounts that are based on the Company's best estimates and judgments. The Company classifies compensation

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

expense related to these awards in the consolidated statements of operations based on the department to which the recipient reports.

Noncontrolling Interest

        On December 12, 2011, the Company acquired the majority of the outstanding shares of its consolidated subsidiary Boot Barn Holding Corporation. Until June 8, 2014, certain investors held approximately 5.0% of the outstanding shares of Boot Barn Holding Corporation. Noncontrolling interests were recorded at the acquisition date fair value plus an allocation of subsidiary earnings (loss) based on the relative ownership interest. On June 8, 2014, as a result of the Reorganization discussed in Note 1, the minority stockholders that formerly held 5.0% of Boot Barn Holding Corporation became holders of 5.0% of the Company.

Revenue Recognition

        Revenue is recorded for store sales upon the purchase of merchandise by customers. E-commerce sales are recorded when the customer takes title of the merchandise and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which generally occurs upon delivery of the product. Shipping and handling revenues are included in total net sales. Shipping costs incurred by the Company are included as cost of goods sold.

        Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $0.7 million, $0.4 million and $0.2 million as of March 28, 2015, March 29, 2014 and March 30, 2013, respectively and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The following table provides a reconciliation of the activity related to the Company's sales returns reserve:

  Sales Returns Reserve

	Fiscal Year Ended
(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Beginning balance	$430	$238	$169
Provisions	17,689	15,034	9,723
Sales returns	(17,432)	(14,842)	(9,654)

Ending balance	$687	$430	$238

        The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue and as an adjustment to net sales. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $2.0 million and $2.0 million as of March 28, 2015 and March 29, 2014, respectively. The following table provides a reconciliation of the activity related to the Company's customer loyalty program:

  Customer Loyalty Program

	Fiscal Year Ended
(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Beginning balance	$1,950	$1,343	$1,124
Current year provisions	4,996	5,015	3,698
Current year award redemptions	(4,975)	(4,408)	(3,479)

Ending balance	$1,971	$1,950	$1,343

        The current year provisions and current year award redemptions previously reported for fiscal years 2014 and 2013 have been corrected to reflect the total current year activity. The balances as currently reported were reduced by $5.4 million and $1.9 million, respectively, from the balances previously reported.

        Proceeds from the sale of gift cards are deferred until the customers use the cards to acquire merchandise. Gift cards, gift certificates and store credits do not have expiration dates, and unredeemed gift cards, gift certificates and store credits are subject to state escheatment laws. The Company retains the percentage of the value of such unredeemed gift cards, gift certificates and store credits not escheated, and recognizes these amounts in net sales. The Company defers recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Income from the redemption of gift cards, gift card breakage, and the sale of layaway merchandise is included in net sales. In fiscal 2014, the Company elected to participate in a voluntary disclosure program with the State of Delaware in order to settle past due unclaimed property obligations. The Company agreed with the State of Delaware to settle all unreported escheatment liabilities in the amount of $0.3 million. These amounts were recorded in accrued expenses and other current liabilities in fiscal 2014 based upon preliminary settlement amounts. The final settlement was reached with, and amounts were paid to, the State of Delaware in May 2014.

Cost of Goods Sold

        Cost of goods sold includes the cost of merchandise, obsolescence and shrink provisions, store and warehouse occupancy costs (including rent, depreciation and utilities), inbound and outbound freight, supplier allowances, occupancy-related taxes, compensation costs for merchandise purchasing and warehouse personnel and other inventory acquisition-related costs.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Store Opening Costs

        Store opening costs consist of costs incurred prior to opening a new store and primarily consist of manager and other employee payroll, travel and training costs, marketing expenses, initial opening supplies and costs of transporting initial inventory and certain fixtures to store locations, as well as occupancy costs incurred from the time that we take possession of a store site to the opening of that store. Occupancy costs are included in cost of goods sold and the other store opening costs are included in SG&A expenses. All of these costs are expensed as incurred.

Advertising Costs

        Certain advertising costs, including direct mail, television and radio promotions, event sponsorship, in-store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $0.5 million and $0.4 million as of March 28, 2015 and March 29, 2014, respectively. All other advertising costs are expensed as incurred. The Company recognized $11.5 million, $11.3 million and $7.1 million in advertising costs during fiscal years 2015, 2014 and 2013, respectively.

Leases

        The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is recognized as an adjustment to deferred rent in the consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent and are amortized using the straight-line method over the lease term as an offset to rent expense. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when the achievement of the specified sales that triggers the contingent rent is probable.

Income Taxes

        The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes ("ASC 740"), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are attributable to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

        The Company accounts for uncertain tax positions in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

        The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for the fiscal years ended March 28, 2015 or March 29, 2014.

Per Share Information

        Basic earnings per share is computed by dividing net income by the weighted average number of outstanding shares of common stock. In computing diluted earnings per share, the weighted average number of common shares outstanding is adjusted to reflect the effect of potentially dilutive securities such as stock options. In accordance with ASC 718, the Company utilizes the treasury stock method to compute the dilutive effect of stock options.

Fair Value of Certain Financial Assets and Liabilities

        The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures, ("ASC 820") which requires disclosure of the estimated fair value of certain assets and liabilities defined by the guidance as financial instruments. The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and debt. ASC 820 defines the fair value of financial instruments as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

  •
  Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company's Level 1 assets include investments in money market funds.

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

  •
  Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. The Company's Level 3 assets include certain acquired businesses and its Level 3 liability includes contingent consideration.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 8 "Revolving credit facilities and long-term debt" are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements as of March 28, 2015 on a recurring basis.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

        The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company's three largest suppliers totaled approximately 40% of net sales for fiscal years 2015, 2014 and 2013.

Recent Accounting Pronouncements

        In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company adopted this ASU on March 30, 2014, and the adoption of this guidance did not have a material impact on its consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

        In May 2014, the FASB and the International Accounting Standard Board ("IASB") jointly issued a new revenue recognition standard, ASU No. 2014-09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted under GAAP. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) which amends the accounting guidance related to the evaluation of an entity's ability to continue as a going concern. The amendment establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company as of December 15, 2016. The Company does not expect the new guidance to have an impact on its consolidated financial statements.

        In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2015, the FASB issued Accounting Standards Update 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result is debt issuance cost being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for the Company beginning in fiscal year 2017 and may be adopted early. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but does not expect this update to have any other effect on its consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Business Combinations

        In allocating the purchase price of the following acquisitions, the Company recorded all assets acquired and liabilities assumed at fair value. The excess of the purchase price over the aggregate fair values was recorded as goodwill. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisitions.

        The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date.

        Valuations on acquired intangible assets for acquisitions were completed based on Level 3 inputs. The acquired trademarks, customer lists, below-market leases, above-market leases and non-compete agreements are subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements. The Company recorded the fair values of acquired trademarks using a relief from royalty method. In the relief from royalty method, the fair value of the intangible asset is estimated to be the present value of the royalties saved because the company owns the intangible asset. Revenue projections and estimated useful life were used in estimating the fair value of the trademarks. The non-compete agreements were calculated using the with-or-without method, which utilizes the probability of these employees competing with the Company and revenue projections to calculate the valuation of non-competition agreements. The valuation of the customer list utilized a replacement cost approach, which provides an estimate of the fair value of an asset based on the estimated costs associated with creating a similar asset of like utility. The replacement cost valuation relies on estimates of the average cost to purchase names on a mailing list, as well as response rates. The valuation of the leases below and above market rent were performed using an income approach and were based upon market rent per square foot and market rate inflation.

Baskins Acquisition Holdings, LLC

        Effective May 25, 2013, the Company completed the acquisition of 100% of the member interests in Baskins Acquisition Holdings LLC ("Baskins"), including 30 stores and an online retail website. Baskins is a specialty western retailer with stores in Texas and Louisiana, and the acquisition expanded the Company's operations into these core markets.

        The acquisition-date fair value of the consideration transferred totaled $37.7 million, which consisted of $36.0 million in cash and $1.7 million of contingent consideration. The $36.0 million of cash included $13.7 million paid to the members of Baskins, $2.2 million paid into an escrow account and $20.1 million to repay Baskins' outstanding debt. These payments were partially offset by $1.9 million, which represents the amount of cash on hand immediately prior to the closing of the acquisition. As of March 29, 2014, $1.7 million remained in an escrow account and is not included in the Company's consolidated balance sheet as of that date. Claims against the escrow account could be

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Business Combinations (Continued)

made until November 30, 2014. At the close of the escrow period, the $1.7 million was transferred to the sellers.

        The Company was obligated to make additional earnout payments, contingent on the achievement of milestones relating to 12-month store sales associated with three new stores for the periods beginning January 24, 2013, January 31, 2013 and February 20, 2013 at each of the three stores. The maximum amount payable upon achievement of the milestones was $2.1 million. Each of the milestones was achieved, and the Company made a cash payment of $2.1 million in the fourth quarter of fiscal 2014. As of the acquisition date, the Company estimated that these earnout payments would be $1.7 million, based on then existing facts and circumstances. The estimated fair value of this earnout was determined by using revenue projections and applying a discount rate to reflect the risk of the underlying conditions not being satisfied such that no payment would be due. The fair value measurement of the earnout was based primarily on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. A total of $0.4 million from the revaluation of contingent consideration was recorded in fiscal 2014 to selling, general and administrative expenses in the Company's consolidated statement of operations.

        The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The goodwill is deductible for income tax purposes. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price (in thousands):

At May 25, 2013 (Level 3)
Assets acquired:
Cash and cash equivalents	$1,934
Current assets	22,083
Property and equipment, net	5,850
Intangible assets acquired	5,006
Goodwill	15,065
Other assets	109

Total assets acquired	50,047

Liabilities assumed:
Other current liabilities	12,119
Line of credit—current	10,259
Notes payable—current	9,819
Contingent consideration	1,740
Above-market leases	83
Capital lease obligation	138

Total liabilities assumed	34,158

Total purchase price	$15,889

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Business Combinations (Continued)

        Definite-lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight-line method over the assets' estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for trademarks is six months to two years, non-compete agreements is four to five years, customer lists is five years, and below-market leases is two to 17 years. For leases under market rent, amortization is based on the discounted future benefits from lease payments under market rents.

        Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. Goodwill represents the additional amounts paid in order to expand the Company's geographical presence. The Company incurred $0.7 million of acquisition-related costs in fiscal 2014. The amount of net revenue and net loss of Baskins included in the Company's consolidated statements of operations from the acquisition date to March 29, 2014 were $63.4 million and $0.1 million, respectively.

RCC Western Stores, Inc.

        On August 31, 2012, the Company acquired 100% of the capital stock of RCC Western Stores, Inc. ("RCC"). The primary reason for the acquisition of RCC was to expand its retail operations into 11 additional states. The total purchase price of $43.5 million was paid in cash. The Company acquired $1.5 million in cash as part of the acquisition. Acquisition-related costs totaling $1.1 million are recorded within the consolidated statement of operations for fiscal 2013.

        In connection with the acquisition of RCC, the Company entered into certain debt agreements in which loan fees of $1.2 million were incurred and are recorded as prepaid loan fees within other assets in the consolidated balance sheet as of March 30, 2013. In addition, the Company issued 296,725 shares of its common stock in connection with the acquisition for cash proceeds of $2.0 million.

        Allocation of the purchase price for the acquisition of RCC was based on the fair value of the net assets that were acquired. As of August 31, 2012, the purchase price was allocated as follows (in thousands):

Significant Unobservable Inputs (Level 3)
Current assets	$19,528
Property and equipment	3,616
Goodwill	31,103
Intangible assets acquired	5,002
Other assets	21

Total assets acquired	59,270

Current liabilities assumed	10,252
Line of credit—current	5,405
Below market lease liability	154

Total liabilities assumed	15,811

Total purchase price	$43,459

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Business Combinations (Continued)

        Definite-lived intangible assets acquired include trademarks, customer list, non-compete agreements and below-market leases. The amount of net revenue and net loss of RCC included in the Company's consolidated statements of operations from the acquisition date to March 30, 2013 were $35.5 million and $0.5 million, respectively.

        The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of March 30, 2013	$78,033
Goodwill as a result of the Baskins Acquisition Holdings LLC acquisition	15,064

Balance as of March 29, 2014	93,097
Activity during fiscal 2015	—

Balance as of March 28, 2015	$93,097

Supplemental As Adjusted Data (Unaudited)

        The adjustments to net sales and net income below give effect to the acquisitions described above, as if they had all occurred as of April 3, 2011. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Baskins and RCC to reflect the effects of amortization of purchased intangible assets and acquired inventory valuation step-up, additional financing as of April 3, 2011 in order to complete the acquisitions, income tax expense and other transaction costs directly associated with the acquisitions such as legal, accounting and banking fees. The adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. Pre-acquisition net sales and net income numbers for acquired entities are derived from their books and records prepared prior to the acquisition. This as adjusted data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place as of the date noted above.

Pro Forma Net Sales—Unaudited (in thousands)	March 29, 2014	March 30, 2013
The Company (as reported)	$345,868	$233,203
Baskins	8,290	58,058
RCC	—	21,503
Boot Barn Holding Company	—	—

Pro Forma Net Sales	$354,158	$312,764

Pro Forma Net Income (Loss)—Unaudited (in thousands)	March 29, 2014	March 30, 2013
The Company (as reported)	$5,660	$680
Baskins	580	396
RCC	(1,100)	2,818

Pro Forma Net Income	$5,140	$3,894

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consisted of the following (in thousands):

	March 28, 2015	March 29, 2014
Prepaid rent and property taxes	$2,314	$2,096
Prepaid advertising	513	401
Prepaid insurance	582	81
Deferred taxes	5,358	4,748
Income tax receivable	916	—
Deferred loan fees—current	117	558
Other	973	801

Total prepaid expenses and other current assets	$10,773	$8,685

5. Property and Equipment, Net

        Property and equipment, net, consisted of the following (in thousands):

	March 28, 2015	March 29, 2014
Leasehold improvements	$18,716	$12,491
Machinery and equipment	6,738	5,964
Furniture and fixtures	16,345	9,373
Construction in progress	1,720	754
Vehicles	483	387

	44,002	28,969
Less: Accumulated depreciation	(13,948)	(7,519)

Property and equipment, net	$30,054	$21,450

        Depreciation expense was $6.6 million, $4.6 million and $2.7 million for fiscal years 2015, 2014 and 2013, respectively. Amortization related to assets under capital lease is included in the above depreciation expense (see Note 11 "Leases").

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets, Net

        Net intangible assets consisted of the following (in thousands):

	March 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
Trademarks	$2,490	$(2,490)	$—	0.9
Customer list	7,300	(4,473)	2,827	5.0
Non-compete agreements	1,380	(788)	592	4.7
Below-market leases	5,318	(1,706)	3,612	10.4

Total definite lived	16,488	(9,457)	7,031
Trademarks-indefinite lived	50,100	—	50,100

Total intangible assets	$66,588	$(9,457)	$57,131

	March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
Trademarks	$2,490	$(2,490)	$—	0.9
Customer list	7,300	(2,732)	4,568	5.0
Non-compete agreements	1,380	(500)	880	4.7
Below-market leases	5,318	(1,143)	4,175	10.4

Total definite lived	16,488	(6,865)	9,623
Trademarks-indefinite lived	50,100	—	50,100

Total intangible assets	$66,588	$(6,865)	$59,723

        Amortization expense for intangible assets totaled $2.6 million, $3.5 million and $2.9 million for fiscal years 2015, 2014 and 2013, respectively, and is included in selling, general and administrative expenses.

        As of March 28, 2015, estimated future amortization of intangible assets was as follows (in thousands):

Fiscal year
2016	$2,325
2017	1,771
2018	777
2019	442
2020	338
Thereafter	1,378

Total	$7,031

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 28, 2015	March 29, 2014
Accrued compensation	$7,207	$5,225
Deferred revenue—gift cards and layaways	4,360	3,752
Sales tax liability	3,554	2,900
Accrued interest	192	1,738
Sales reward redemption liability	1,971	1,950
Capital leases—short term	30	61
Other	6,747	5,137

Total accrued expenses	$24,061	$20,763

8. Revolving Credit Facilities and Long-Term Debt

$150 Million Credit Facility (Wells Fargo Bank, N.A.)

        On February 23, 2015, the Company and Boot Barn, Inc., the Company's primary operating subsidiary, entered into a new credit facility with Wells Fargo Bank, N.A. ("Wells Fargo Credit Facility"). The Wells Fargo Credit Facility consists of a $75.0 million revolving credit facility, including a $5.0 million sub-limit for letters of credit, and a $75.0 million term loan, and also provides the Company with the ability to incur additional incremental term loans of up to $50.0 million, provided that certain conditions are met, including compliance with certain covenants. Proceeds from the Wells Fargo Credit Facility were used to pay off outstanding debt. The Wells Fargo Credit Facility is to be used for working capital, capital expenditures, permitted acquisitions and other general corporate purposes.

        Interest on borrowings under the Wells Fargo Credit Facility is payable, at the election of the Company, at a rate equal to, either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin, or (ii) a base rate plus an applicable margin. The base rate is calculated as the highest of (1) the Federal Funds Rate plus 0.50%, (2) the prime rate publicly announced by the Administrative Agent and (3) LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case will be linked to a consolidated total lease adjusted net leverage ratio. For LIBOR loans, the applicable margin is in the range of 2.00% to 2.75%, and for base rate loans it is between 1.00% and 1.75%. The applicable margin will initially be set at 2.25% for LIBOR loans and 1.25% for base rate loans until the delivery of financial statements and a compliance certificate for the period ending on March 28, 2015. Total interest expense incurred in fiscal 2015 on the Wells Fargo Credit Facility was $0.2 million and the weighted average interest rate at March 28, 2015 was 2.5%. In addition, the Company will pay a commitment fee on the average daily unused portion of the revolving credit commitment under the Wells Fargo Credit Facility, which will be 0.30% until the delivery of financial statements and a compliance certificate for the period ending on or about March 28, 2015 and after that will range between 0.25% and 0.40%. The Wells Fargo Credit Facility also requires the Company to pay additional interest of 2% per annum upon triggering certain events which are not clearly and closely related to the Wells Fargo Credit Facility. For financial accounting purposes, the requirement for the Company to pay a higher interest rate in the event of default is an embedded

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Revolving Credit Facilities and Long-Term Debt (Continued)

derivative. As of March 28, 2015, the fair value of these embedded derivatives was estimated and was not significant.

        The Wells Fargo Credit Facility requires principal payments in respect of the term loan on a quarterly basis commencing on June 26, 2015. The required principal payments are $468,750 for that first fiscal quarter and each of the three following fiscal quarters, $937,500 for each of the next four fiscal quarters, $1,406,250 for each of the following four fiscal quarters, and $1,875,000 for each subsequent fiscal quarter, with the remaining balance due on the maturity date of February 23, 2020, as well as certain mandatory prepayments. The outstanding borrowings as of March 28, 2015 consisted of $75.0 million of term loan and $16.2 million of revolving credit facility. There was approximately $58.8 million of unused availability under the revolving portion of our new credit facility.

        The obligations of Boot Barn, Inc. under the Wells Fargo Credit Facility are guaranteed by the Company and each of the Company's subsidiaries. All obligations of Boot Barn, Inc. and the guarantors under the Wells Fargo Credit Facility are secured by a lien on all of the assets, including equity interests, of Boot Barn, Inc. and the guarantors.

        The Wells Fargo Credit Facility contains a number of covenants that restrict, among other things and subject to certain exceptions, the Company's ability to: (1) incur additional indebtedness; (2) create liens on property; (3) engage in mergers, consolidations and other fundamental changes; (4) dispose of assets; (5) make investments, loans or advances; (6) make certain acquisitions; (7) engage in certain transactions with affiliates; (8) declare or pay dividends on, or repurchase, our stock; and (9) change lines of business or fiscal year. In addition, the Wells Fargo Credit Facility prohibits the Company from exceeding specified consolidated total lease adjusted net leverage ratios and requires the Company to maintain a specified consolidated fixed charge coverage ratio during each specified measurement period. The Wells Fargo Credit Facility also contains customary events of default, including a customary default triggered by a "Change in Control" as defined in the Wells Fargo Credit facility. The Company was in compliance with all of its financial and non-financial covenants as of March 28, 2015. The Wells Fargo Credit Facility limits the Company's aggregate dividend payments to $5.0 million for the term of the Wells Fargo Credit Facility in the event that the Company's leverage ratio exceeds a specified leverage ratio.

        The Company incurred approximately $0.6 million of loan fees related to the issuance of the Wells Fargo Credit Facility, which were deferred and are being amortized to interest expense using the effective interest method over the term of the loan through February 23, 2020. The remaining balance of deferred loan fees as of March 28, 2015 is $0.6 million, and is included in prepaid expenses and other current assets (current portion) and other assets (long-term portion) on the condensed consolidated balance sheet.

Debt Discount

        Upon issuance of the note payable on February 23, 2015, the Company paid $0.8 million of transaction fees to Wells Fargo Bank, N.A. in connection with the Wells Fargo Credit Facility. These transaction fees were paid via a reduction in the proceeds from the Wells Fargo Credit Facility and are accounted for as a debt discount. Amortization expense of $0.01 million was included as a component

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Revolving Credit Facilities and Long-Term Debt (Continued)

of interest expense in fiscal 2015. The following sets forth balance sheet information related to the term loan:

March 28, 2015
Term Loan	$75,000
Unamortized value of the debt discount	(798)

Net carrying value	$74,202

Revolving Credit Facility (PNC Bank, N.A.)

        On December 11, 2011, the Company obtained a collateral-based revolving line of credit with PNC Bank, N.A. (the "PNC Line of Credit"), which the Company amended on August 31, 2012 and May 31, 2013. The PNC Line of Credit includes a $5.0 million sub-limit for letters of credit. On April 15, 2014, the Company amended the PNC Line of Credit to increase the borrowing capacity from $60.0 million to up to $70.0 million. The available borrowing under the PNC Line of Credit was based on the collective value of eligible inventory and credit card receivables multiplied by specific advance rates. Total interest expense incurred on the PNC Line of Credit for the Fiscal Year ended March 28, 2015 was $2.6 million. On February 23, 2015, proceeds from the Wells Fargo Credit Facility were used to pay the entire $50.8 million outstanding balance of the PNC Line of Credit.

Term Loan Due May 2019 (Golub Capital LLC)

        The Company entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to term loan and security agreement dated September 23, 2013 (the "Golub Loan"). On April 14, 2014, the Company entered into an amended and restated term loan and security agreement for the Golub Loan. The amended and restated loan and security agreement increased the borrowings on the Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 9, "Stock-Based Compensation". On November 5, 2014, the Company amended the Golub Loan to reduce the applicable LIBOR Floor from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%. Total interest expense incurred on the Golub Loan was $6.8 million for the fiscal year ended March 28, 2015.

        On November 5, 2014, the Company used $81.9 million of the net proceeds from the IPO to repay a portion of the principal balance on the Golub Loan. The Company incurred a pre-payment penalty of $0.6 million and accelerated amortization of deferred loan fees of $1.7 million, which was recorded to interest expense.

        On February 23, 2015, proceeds from the Wells Fargo Credit Facility were used to pay the entire $47.3 million outstanding balance of the Golub Loan. The Company incurred prepayment penalties of $1.1 million to the lenders under the Company's prior credit facilities. Total deferred loan fees from the PNC Line of Credit and the Golub Loan of $1.4 million were written off to interest expense.

        The Company wrote off $3.1 million of deferred loan fees in fiscal 2015.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Revolving Credit Facilities and Long-Term Debt (Continued)

$20 Million Term Loan (PNC Bank, N.A.)

        The Company entered into a loan and security agreement with PNC Bank N.A. on December 11, 2011, as amended by the first amendment to term loan agreement dated August 31, 2012 (the "PNC Term Loan"). The PNC Term Loan included a term loan facility of $20.0 million. Interest accrued on outstanding amounts under the PNC Term Loan at the rate of 7.5% per annum, due monthly. Effective October 1, 2012, monthly principal payments of $166,667 were required. In connection with the closing of the Golub Loan in May 2013, the Company converted all outstanding amounts on the PNC Term Loan to borrowings under the PNC Line of Credit.

Senior Subordinated Term Loans (Related Party Term Loans)

        On December 11, 2011, the Company obtained senior subordinated term loans from certain subordinated lenders, in the aggregate amount of $25.0 million, bearing interest at the rate of 12.5%, due quarterly. The subordinated lenders were related parties. On August 31, 2012, the Company borrowed an additional $25.5 million from the subordinated lenders. See Note 14, "Related Party Transactions". In connection with the closing of the Golub Loan in May 2013, the Company paid off all outstanding amounts on its senior subordinated term loans.

Aggregate contractual maturities

        Aggregate contractual maturities for the Company's line of credit and long-term debt as of March 28, 2015 are as follows (in thousands):

Fiscal year
2016	1,875
2017	3,750
2018	5,625
2019	7,500
2020	72,450
Thereafter	—

Total	91,200

9. Stock-Based Compensation

Equity Incentive Plans

        On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the "2011 Plan"). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of March 28, 2015, all awards granted by the Company have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

        On October 19, 2014, the Company approved the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 1,600,000 shares of common stock, par value $0.0001 per share. As of March 28, 2015, all

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

awards granted by the Company to date have been nonqualified stock options or restricted stock awards. Options granted under the 2014 Plan have a life of eight years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. Restricted Stock Awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors.

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

Stock Options

        During fiscal 2015, the Company granted certain members of management options to purchase a total of 265,650 shares under the 2014 Plan and 237,500 shares under the 2011 Plan. The total grant date fair value of stock options granted during fiscal 2015 was $3.5 million, with grant date fair values ranging from $6.08 to $9.27 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $9.40 and $25.50 per share.

        On October 29, 2014, the Company granted its Chief Executive Officer ("CEO") options to purchase 99,650 shares of common stock under the 2014 Plan. These options contain both service and market conditions. Vesting of the options occurs if the market price of the Company's stock achieves stated targets through the third anniversary of the date of grant. If those market price targets are achieved, the options will vest in equal amounts on the third, fourth and fifth anniversaries of the grant date. The fair value of the options was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of October 29, 2014:

Stock price	$16.00
Exercise price	$16.00
Expected option term	6.0 years
Expected volatility	55.0%
Risk-free interest rate	1.8%
Expected annual dividend yield	0%

        During fiscal 2014, the Company granted certain members of management options to purchase a total of 312,500 shares under the 2011 Plan. The total grant date fair value of stock options granted during fiscal 2014 was $2.1 million, with grant date fair values ranging from $6.64 to $6.92 per share.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $7.18 and $8.16 per share.

        During fiscal 2013, the Company granted certain members of management options to purchase a total of 894,600 shares under the 2011 Plan. The total grant date fair value of stock options granted during fiscal 2013 was $3.5 million, with grant date fair values ranging from $3.43 to $4.31 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $4.74 and $11.21 per share.

        The fair values of stock options granted in fiscal years 2015, 2014 and 2013 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Expected option term(1)	5.5 years	6.5 years	6.5 years
Expected volatility factor(2)	37.0% - 56.2%	56.2%	57.7%
Risk-free interest rate(3)	1.4% - 2.0%	1.9% - 2.0%	1.0%
Expected annual dividend yield(4)	0%	0%	0%

(1)
The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.

(2)
Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's competitors' common stock over the most recent period equal to the expected option term of the Company's awards.

(3)
The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

(4)
The board of directors paid a dividend to stockholders in April 2014. The Company's board of directors does not plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

        The stock option awards discussed above were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company's stock price over the option's expected term, the risk-free interest rate over the option's expected term and the Company's expected annual dividend yield, if any. The Company's estimate of pre-vesting forfeitures, or forfeiture rate, was based on its internal analysis, which included the award recipients' positions within the Company and the vesting period of the awards. The Company will issue shares of common stock when the options are exercised.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

        Intrinsic value for stock options is defined as the difference between the market price of the Company's common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $23.21 at March 28, 2015. The following table summarizes the stock award activity for the fiscal year ended March 28, 2015 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted- Average Exercise Price(1)	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at March 29, 2014	2,515,000	$5.97
Granted	503,150	$14.70
Exercised	(115,375)	$4.01
Cancelled, forfetied or expired	—	$—

Outstanding at March 28, 2015	2,902,775	$7.56	7.5	$45,419

Vested and expected to vest after March 28, 2015	2,902,775	$7.56	7.5	$45,419

Exerciseable at March 28, 2015	1,102,605	$6.28	7.1	$18,670

(1)
The grant date weighted-average exercise price reflects the reduction of the exercise price by $2.00 per share for the 1,918,550 unvested options that were part of the April 2014 dividend discussed above.

        A summary of the status of non-vested stock options as of March 28, 2015 and changes during fiscal 2015 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 29, 2014	1,793,550	$3.55
Granted	503,150	$6.88
Vested	(496,530)	$3.24
Nonvested shares forfeited	—	$—

Nonvested at March 28, 2015	1,800,170	$4.57

Restricted Stock Awards

        During fiscal 2015, the Company granted 30,313 restricted shares of common stock to various employees and one member of its Board of Directors under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the member of the Board of Directors vest in full upon the one-year anniversary of the date of grant, provided that the Board member continues to serve on the Board of Directors through that date. The grant date fair value of these awards totaled $0.5 million. The Company is

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

Stock-Based Compensation Expense

        Stock-based compensation expense was $2.0 million, $1.3 million and $0.8 million for fiscal years 2015, 2014 and 2013, respectively. Stock-based compensation expense of $0.4 million, $0.2 million and $0.2 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal years 2015, 2014 and 2013, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. As of March 28, 2015, there was $7.8 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This cost had a weighted-average remaining recognition period of 2.2 years.

10. Commitments and Contingencies

        The Company is involved, from time to time, in litigation that is incidental to its business. The Company has reviewed these matters to determine if reserves are required for losses that are probable and reasonable to estimate in accordance with FASB ASC Topic 450, Contingencies. The Company evaluates such reserves, if any, based upon several criteria, including the merits of each claim, settlement discussions and advice from outside legal counsel, as well as indemnification of amounts expended by the Company's insurers or others, if any. In management's opinion, none of these legal matters, individually or in the aggregate, will have a material effect on the Company's financial position, results of operations or liquidity.

        During the normal course of its business, the Company has made certain indemnifications and commitments under which the Company may be required to make payments for certain transactions. These indemnifications include those given to various lessors in connection with facility leases for certain claims arising from such facility leases, and indemnifications to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The majority of these indemnifications and commitments do not provide for any limitation of the maximum potential future payments the Company could be obligated to make, and their duration may be indefinite. The Company has not recorded any liability for these indemnifications and commitments in the consolidated balance sheets as the impact is expected to be immaterial.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Leases

        The following is a schedule by year of non-cancelable future minimum rental payments under operating leases as of March 28, 2015 (in thousands):

	Related party(1)	All other	Total
2016	$195	$23,383	$23,578
2017	199	20,873	21,072
2018	101	18,884	18,985
2019		15,809	15,809
2020		13,156	13,156
Thereafter		45,448	45,448

Total	$495	$137,553	$138,048

(1)
See Note 14 "Related party transactions".

        Minimum rent payments consist primarily of future minimum lease commitments related to store operating leases. Minimum lease payments do not include common area maintenance, insurance or tax payments. Rent expense related to store operating leases was $27.3 million, $25.0 million and $17.0 million for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, respectively, and includes common area maintenance and contingent rent payments.

Capital Leases

        As of March 28, 2015, the Company had ten non-cancelable capital leases with principal and interest payments due monthly. The gross value of assets under capital lease arrangements totals $0.2 million and is included as property and equipment in the consolidated balance sheets. Accumulated depreciation of these assets totaled $0.1 million as of March 28, 2015. The interest rates range from 0% to 12.0%. As of March 28, 2015, future minimum capital lease payments are as follows (in thousands):

Fiscal Year
2016	$31
2017	15
2018	1

Total minimum lease payments	47
Less: Amount representing interest	(2)

Present value of minimum lease payments	45
Less: Current portion	(30)

Long-term portion	$15

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Leases (Continued)

        Long-term lease related liabilities are as follows:

	March 28, 2015	March 29, 2014
Above-market leases	$117	$266
Deferred rent—long-term	3,949	2,123
Long-term portion of capital lease obligation	15	23

Total other liabilities	$4,081	$2,412

12. Defined Contribution Plan

        The Boot Barn 401(k) Plan (the "401(k) Plan") is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that work a minimum of 1,000 hours per year and have been employed by the Company for at least one year. Contributions to the plan are based on certain criteria as defined in the agreement, governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $0.4 million, $0.3 million and $0.2 million, for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, respectively.

13. Income Taxes

        Income tax expense consisted of the following:

	Fiscal Year Ended
(in thousands)	March 28 2015	March 29, 2014	March 29, 2014
Current:
Federal	$6,542	$4,510	$1,148
State	1,203	685	314

Total current	7,745	5,195	1,462
Deferred:
Federal	1,461	(1,536)	(530)
State	(740)	(338)	(106)

Total deferred	721	(1,874)	(636)

Total income tax expense	$8,466	$3,321	$826

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        The reconciliation between the Company's effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	March 28 2015	March 29, 2014	March 30, 2013
Expected provision at statutory U.S. federal tax rate	35.0%	34.0%	34.0%
State and local income taxes, net of federal tax benefit	3.7	4.5	4.2
Change in tax rates	0.5	(0.1)	(2.9)
State credits	—	(1.8)	—
Acquisition costs	—	—	20.0
Other	(1.1)	0.4	(0.5)

Effective tax rate	38.1%	37.0%	54.8%

        Differences between the effective tax rate and the statutory rate relate primarily to state taxes and acquisition costs.

        Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's net deferred tax assets as of March 28, 2015 and March 29, 2014 consisted of the following (in thousands):

	March 28 2015	March 29, 2014
Deferred tax assets:
State taxes	$913	$1,002
Accrued liabilities	1,991	813
Award program liabilities	868	787
Deferred revenue	425	434
Inventory	2,952	2,997
Stock options	1,512	879
Other	521	257

Total deferred tax assets	9,182	7,169

Deferred tax liabilities:
Depreciation and amortization	(24,685)	(22,084)
Prepaid expenses	(430)	(297)

Total deferred tax liabilities	(25,115)	(22,381)

Deferred income taxes, net	$(15,933)	$(15,212)

        Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that at

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

this time no valuation allowance is required. The Company will continue to evaluate the need for a valuation allowance at each period end.

        The Company applies ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At March 28, 2015 and March 29, 2014, no amounts were necessary to be recorded for any unrecognized tax liabilities nor any tax benefits.

        The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 28, 2015 and March 29, 2014.

        The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company's fiscal years 2010 through 2014 returns are subject to examination by the U.S. federal and various state tax authorities.

14. Related Party Transactions

Leases and Other Transactions

        The Company has entered into a lease agreement for one of its stores for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013 at a location owned by one minority stockholder of the Company. The Company paid $0.2 million for this lease during each of the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, respectively. These lease payments are included in cost of goods sold in the consolidated statements of operations.

Related Party Loans

        As of March 30, 2013, the Company had notes payable (see Note 8 "Revolving credit facilities and long-term debt") to the subordinated lenders who own common stock of the Company or its subsidiary, Boot Barn Holding Corporation. These notes were paid in full in May 2013. Interest and early termination fees paid to these entities totaled $3.6 million and $4.5 million for the fiscal years ended March 29, 2014 and March 30, 2013, respectively.

15. Earnings Per Share

        Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise,

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Earnings Per Share (Continued)

unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by the Company to purchase the common shares at the average market price during the period. Dilutive potential shares of common stock represent outstanding stock options. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

        The components of basic and diluted earnings per share of common stock, in aggregate, for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Net income attributed to Boot Barn Holdings, Inc.	$13,726	$5,377	$646
Less: Cash payment to holders of vested options	(1,443)	—	—

Net income available for common stockholders	$12,283	$5,377	$646

Weighted average basic shares outstanding	22,126	18,929	18,757
Dilutive effect of stock options	762	246	—

Weighted average diluted shares outstanding	22,888	19,175	18,757

Basic earnings per share	$0.56	$0.28	$0.03
Diluted earnings per share	$0.54	$0.28	$0.03

        Awards to purchase approximately 425,431, 1,059,850 and 2,202,500 shares of common stock during the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013 were outstanding, but were not included in the computation of weighted average diluted common shares amounts as the effect of doing so would have been anti-dilutive.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Information (Unaudited)

        The tables below set forth selected quarterly financial data for each of the last two fiscal years.

	Fiscal 2015				Fiscal 2014
(in thousands, except select store data)	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Net sales	103,280	130,523	86,384	82,497	88,486	115,438	77,370	64,574
Gross profit	33,978	46,156	27,753	26,890	27,517	39,676	23,729	22,283
Income (loss) from operations	7,804	17,857	4,382	5,393	4,829	13,072	(132)	2,767
Net income (loss)	2,610	8,763	944	1,413	1,892	6,673	(1,460)	(1,445)
Percentage of annual results:
Net sales	25.6%	32.4%	21.5%	20.5%	25.6%	33.4%	22.4%	18.7%
Gross profit	25.2%	34.2%	20.6%	20.0%	24.3%	35.0%	21.0%	19.7%
Income (loss) from operations	22.0%	50.4%	12.4%	15.2%	23.5%	63.7%	(0.6%)	13.5%
Net income (loss)	19.0%	63.8%	6.9%	10.3%	33.4%	117.9%	(25.8%)	(25.5%)
Percentage of net sales:
Gross profit	32.9%	35.4%	32.1%	32.6%	31.1%	34.4%	30.7%	34.5%
Income (loss) from operations	7.6%	13.7%	5.1%	6.5%	5.5%	11.3%	(0.2%)	4.3%
Net income (loss)	2.5%	6.7%	1.1%	1.7%	2.1%	5.8%	(1.9%)	(2.2%)
Select store data:
Stores operating at end of quarter	169	166	158	155	152	155	151	149
Same store sales growth	7.0%	7.2%	7.3%	7.7%	8.9%	3.8%	7.1%	8.2%

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 28, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2015, our disclosure controls and procedures are effective.

Management's Annual Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in our Proxy Statement to be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended March 28, 2015, and is incorporated herein by reference.

        In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The current version of the Code of Business Ethics is available on our website under the Investor Relations section at www.bootbarn.com. In accordance with the rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose any amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Investor Relations section at www.bootbarn.com. The information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

        See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOT BARN HOLDINGS, INC.
Date: May 29, 2015	By:	/s/ JAMES G. CONROY
		Name:	James G. Conroy
		Title:	President, CEO and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES G. CONROY James G. Conroy	President, CEO and Director (Principal Executive Officer)	May 29, 2015
/s/ GREGORY V. HACKMAN Gregory V. Hackman	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 29, 2015
/s/ GREG BETTINELLI Greg Bettinelli	Director	May 29, 2015
/s/ BRAD J. BRUTOCAO Brad J. Brutocao	Director	May 29, 2015
/s/ CHRISTIAN B. JOHNSON Christian B. Johnson	Director	May 29, 2015
/s/ BRENDA I. MORRIS Brenda I. Morris	Director	May 29, 2015
/s/ J. FREDERICK SIMMONS J. Frederick Simmons	Director	May 29, 2015
/s/ PETER STARRETT Peter Starrett	Director	May 29, 2015

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amended and Restated Bylaws of the Registrant
3.2.1	(3)	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant
4.1	(2)	Specimen Common Stock Certificate
4.2	(2)	Form of Registration Rights Agreement, by and among Boot Barn Holdings, Inc. and the stockholders listed therein
10.1	†(2)	Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.2	†(2)	Form of Restricted Stock Award Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.3	†(2)	Form of Restricted Stock Award Agreement, by and between Boot Barn Holdings, Inc. and Brenda Morris
10.4	†(2)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and James G. Conroy
10.5	†(2)	Boot Barn Holdings, Inc. 2011 Equity Incentive Plan
10.6	†(2)	Boot Barn Holdings, Inc. 2007 Stock Incentive Plan
10.7	†(4)	Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy
10.8	†(2)	Continued Employment Agreement, dated January 2, 2014, by and between Boot Barn, Inc. and Paul Iacono
10.9	†(5)	Continued Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Paul Iacono
10.10	†(1)	Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.11	†(1)	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.12	†(5)	Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Gregory V. Hackman
10.13	†(5)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and Gregory V. Hackman
10.14	+(2)
Second Amended and Restated Revolving Credit and Security Agreement, dated May 31, 2013, by and among Boot Barn, Inc., Boot Barn Holdings, Inc., PNC Bank, National Association, and the lenders party thereto ("Prior Revolving Credit Agreement")
10.15	(2)	Trademark Security Agreement, dated May 31, 2013, by and between Baskins Acquisition Holdings, LLC and PNC Bank, National Association
10.16	+(2)	First Amendment to Prior Revolving Credit Agreement, dated September 23, 2013
10.17	+(2)	Second Amendment to Prior Revolving Credit Agreement, dated April 15, 2014

Exhibit Number		Description
10.18	(6)	Third Amendment to Prior Revolving Credit Agreement, dated November 5, 2014
10.19	+(2)
		Amended and Restated Term Loan and Security Agreement, dated April 15, 2014, by and among Golub Capital LLC, Boot Barn, Inc., Boot Barn Holdings, Inc. and the lenders party thereto ("Prior Term Loan Agreement")
10.20	(2)	Trademark Security Agreement, dated April 15, 2014, by and between Boot Barn, Inc. and Golub Capital LLC
10.21	(6)	First Amendment to Prior Term Loan Agreement, dated November 5, 2014
10.22	(2)	NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc.
10.23	+(2)	Carrier Agreement P720025535-01, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.24	+(2)	Carrier Agreement P780025560-02, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.25	(2)	Form of Amended and Restated Indemnification Agreement
10.26	(2)	Lease, dated June 25, 2010, by and between Boot Barn, Inc. and The Irvine Company LLC, in respect to the Company's Irvine, California headquarters (the "Lease")
10.27	(2)
		Preliminary Tenant Improvment Electrical Infrastructure prepared by H. Hendy Associates, dated May 24, 2010, as modified by Addendum A dated May 28, 2010 and by Addendum B dated June 1, 2010 (as referenced in Exhibit X to the Lease as the "Pricing Plan")
10.28	(2)	First Amendment to Lease, dated March 29, 2013, by and between Boot Barn, Inc. and The Irvine Company LLC, in respect to the Company's Irvine, California headquarters
10.29	(7)
		Credit Agreement, dated February 23, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., the lenders party thereto, Wells Fargo Bank, National Association, PNC Bank, National Association, Wells Fargo Securities, LLC and PNC Capital Markets LLC
10.30	(7)	Collateral Agreement, dated February 23, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc. and certain of its subsidiaries as grantors, in favor of Wells Fargo Bank, National Association
10.31	(7)
		Guaranty Agreement, dated February 23, 2015, by and among Boot Barn, Inc., Boot Barn Holdings, Inc. and certain subsidiaries of Boot Barn Holdings, Inc., as guarantors, in favor of Wells Fargo Bank, National Association
21.1		List of subsidiaries
23.1		Consent of Deloitte & Touche LLP
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†
Indicates management contract or compensation plan.

+
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.

(1)
Incorporated by reference to our Quarterly Report on Form 10-Q filed on December 9, 2014.

(2)
Incorporated by reference to our Registration Statement on Form S-1, File No. 333-19908.

(3)
Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015

(4)
Incorporated by reference to our Current Report on Form 8-K filed on April 8, 2015

(5)
Incorporated by reference to our Current Report on Form 8-K filed on January 9, 2015.

(6)
Incorporated by reference to our Current Report on Form 8-K filed on November 6, 2014.

(7)
Incorporated by reference to our Registration Statement on Form S-1, File No. 333-202112.