Form 10-Q
period 2015-06-27
Boot Barn Holdings, Inc.
filed 2015-08-04
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 001-36711

BOOT BARN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0776290
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

15776 Laguna Canyon Road
Irvine, California	92618
(Address of principal executive offices)	(Zip code)

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

As of July 31, 2015, the registrant had 26,138,350 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Quarter Ended June 27, 2015

Part 1. Financial Information

Item 1.         Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 27, 2015	March 28, 2015

Assets
Current assets:
Cash and cash equivalents	$12,920	$1,448
Accounts receivable	3,002	3,863
Inventories	136,415	129,312
Prepaid expenses and other current assets	9,609	10,773
Total current assets	161,946	145,396
Property and equipment, net	34,536	30,054
Goodwill	93,097	93,097
Intangible assets, net	56,514	57,131
Other assets	1,659	1,026
Total assets	$347,752	$326,704

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$27,100	$16,200
Accounts payable	48,370	44,636
Accrued expenses and other current liabilities	23,470	24,061
Current portion of notes payable	2,181	1,713
Total current liabilities	101,121	86,610
Deferred taxes	21,102	21,102
Long-term portion of notes payable	71,592	72,489
Other liabilities	5,256	4,081
Total liabilities	199,071	184,282

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; June 27, 2015 - 100,000 shares authorized, 26,097 shares issued and outstanding; March 28, 2015 - 100,000 shares authorized, 25,824 shares issued and outstanding	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	132,681	128,693
Retained earnings	15,997	13,726
Total stockholders’ equity	148,681	142,422
Total liabilities and stockholders’ equity	$347,752	$326,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen weeks ended
	June 27, 2015	June 28, 2014

Net sales	$96,000	$82,497
Cost of goods sold	65,221	55,607
Gross profit	30,779	26,890
Operating expenses:
Selling, general and administrative expenses	25,053	21,497
Acquisition-related expenses	891	—
Total operating expenses	25,944	21,497
Income from operations	4,835	5,393
Interest expense, net	791	2,757
Other income, net	—	18
Income before income taxes	4,044	2,654
Income tax expense	1,773	1,241
Net income	2,271	1,413
Net income attributed to non-controlling interest	—	4
Net income attributed to Boot Barn Holdings, Inc.	$2,271	$1,409

Earnings per share:
Basic shares	$0.09	$(0.00)
Diluted shares	$0.08	$(0.00)
Weighted average shares outstanding:
Basic shares	25,865	19,149
Diluted shares	26,973	19,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance at March 28, 2015	25,824	$3	$128,693	$13,726	$—	$142,422
Net income				2,271		2,271
Stock options exercised	273	—	1,224			1,224
Excess tax benefit			2,111			2,111
Stock-based compensation expense			653			653
Balance at June 27, 2015	26,097	$3	$132,681	$15,997	$—	$148,681

			Additional
	Common Stock		Paid-In	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance at March 29, 2014	18,929	2	78,834	1,652	4,087	84,575
Net income	—	—	—	1,409	4	1,413
Dividend paid	—	—	(39,648)	(1,652)	—	(41,300)
Reorganization and issuance of stock	1,000	—	4,091	—	(4,091)	—
Stock-based compensation expense	—	—	442	—	—	442
Balance at June 28, 2014	19,929	$2	$43,719	$1,409	$—	$45,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen weeks ended
	June 27, 2015	June 28, 2014

Cash flows from operating activities
Net income	$2,271	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,008	1,400
Stock-based compensation	653	442
Excess tax benefit	(2,111)	—
Amortization of intangible assets	629	658
Amortization of deferred loan fees and debt discount	69	194
Loss on disposal of property and equipment	11	62
Accretion of above market leases	(19)	(48)
Deferred taxes	154	381
Changes in operating assets and liabilities:
Accounts receivable	861	98
Inventories	(7,103)	(7,563)
Prepaid expenses and other current assets	3,121	(1,931)
Other assets	(235)	191
Accounts payable	4,318	4,830
Accrued expenses and other current liabilities	(591)	(547)
Other liabilities	1,202	(249)
Net cash provided (used in) by operating activities	5,238	(669)

Cash flows from investing activities
Purchases of property and equipment	(7,085)	(1,803)
Net cash used in investing activities	(7,085)	(1,803)

Cash flows from financing activities
Line of credit - net	10,900	13,970
Proceeds from loan borrowings	—	30,750
Repayments on debt and capital lease obligations	(477)	(269)
Debt issuance fees	(439)	(682)
Excess tax benefits from stock options	2,111	—
Proceeds from exercise of stock options	1,224	—
Dividends paid	—	(41,300)
Net cash provided by financing activities	13,319	2,469

Net increase (decrease) in cash and cash equivalents	11,472	(3)
Cash and cash equivalents, beginning of period	1,448	1,118
Cash and cash equivalents, end of period	$12,920	$1,115

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$124	$1,123
Cash paid for interest	$707	$2,013
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$791	$218

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 26,097,100 issued and outstanding shares of common stock as of June 27, 2015. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 176 stores in 28 states as of June 27, 2015 and 169 stores in 26 states as of March 28, 2015. As of June 27, 2015, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

As of June 8, 2014, the Company held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. On June 9, 2014, WW Holding Corporation was merged with and into the Company and then Boot Barn Holding Corporation was merged with and into the Company (“Reorganization”). As a result of this Reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of the Company, and the minority stockholders that formerly held 5.0% of Boot Barn Holding Corporation were issued a total of 1,000,000 shares of common stock and became holders of 5.0% of the Company. Net income attributed to non-controlling interest was recorded for all periods through June 9, 2014. Subsequent to June 9, 2014, there were no noncontrolling interests. On June 10, 2014, the legal name of the Company was changed from WW Top Investment Corporation to Boot Barn Holdings, Inc.

Basis of Presentation

The Company’s consolidated financial statements as of and for the thirteen weeks ended June 27, 2015 and June 28, 2014 are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”) and Baskins Acquisition Holdings, LLC (“Baskins”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending March 26, 2016.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. The fiscal year ending on March 26, 2016 (“fiscal 2016”) and the fiscal year ended on March 28, 2015 (“fiscal 2015”), each consist of 52 weeks.

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

As a result of the IPO, the Company received net proceeds of approximately $82.2 million, after deducting the underwriting discount of $6.4 million and related fees and expenses of $3.3 million. The Company used the net proceeds from the IPO to pay down the principal balance of its term loan with Golub Capital LLC. See Note 4, “Revolving Credit Facilities and Long-Term Debt”.

2.              Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2015. Presented below in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

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

•                  Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. The Company’s Level 3 assets include certain acquired businesses.

Cash and cash equivalents, accounts receivable and accounts payable are valued at fair value and are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified as Level 2 or Level 3 even though there may be certain significant inputs that are readily observable. The Company believes that the recorded value of its financial instruments approximates their current fair values because of their nature and relatively short maturity dates or duration.

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 4, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements as of June 27, 2015 on a recurring basis.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company adopted this update at the start of fiscal 2016, and it did not have a material impact on its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standard Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014-09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date, and voted to permit early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” This guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance is effective for fiscal years, including interim reporting periods, beginning after December 15, 2015, and is applicable to the Company’s fiscal year beginning March 27, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) which amends the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for the Company as of December 15, 2016. The Company does not expect the new guidance to have an impact on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result in debt issuance cost being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be adopted early. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but does not expect this update to have any other effect on its consolidated financial statements.

3.              Intangible Assets, Net

Net intangible assets as of June 27, 2015 and March 28, 2015 consisted of the following (in thousands):

	June 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life

Trademarks	$2,490	$(2,490)	$—	0.9
Customer list	7,300	(4,908)	2,392	5.0
Non-compete agreements	1,380	(855)	525	4.7
Below-market leases	5,318	(1,833)	3,485	10.4
Total definite lived	16,488	(10,086)	6,402
Trademarks-indefinite lived	50,112	—	50,112
Total intangible assets	$66,600	$(10,086)	$56,514

	March 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life

Trademarks	$2,490	$(2,490)	$—	0.9
Customer list	7,300	(4,473)	2,827	5.0
Non-compete agreements	1,380	(788)	592	4.7
Below-market leases	5,318	(1,706)	3,612	10.4
Total definite lived	16,488	(9,457)	7,031
Trademarks-indefinite lived	50,100	—	50,100
Total intangible assets	$66,588	$(9,457)	$57,131

Amortization expense for intangible assets totaled $0.6 million for the thirteen weeks ended June 27, 2015 and for the thirteen weeks ended June 28, 2014, and is included in selling, general and administrative expenses.

As of June 27, 2015, estimated future amortization of intangible assets was as follows (in thousands):

Fiscal year

2016	$1,696
2017	1,771
2018	777
2019	438
2020	342
Thereafter	1,378
Total	$6,402

The Company performs its annual goodwill impairment test on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. As of June 27, 2015, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances.

4.              Revolving Credit Facilities and Long-Term Debt

$150 Million Credit Facility (Wells Fargo Bank, N.A.)

On February 23, 2015, the Company and Boot Barn, Inc., the Company’s primary operating subsidiary, entered into a credit facility with Wells Fargo Bank, N.A. (“February 2015 Wells Fargo Credit Facility”). The February 2015 Wells Fargo Credit Facility consists of a $75.0 million revolving credit facility, including a $5.0 million sub-limit for letters of credit, and a $75.0 million term loan, and also provides the Company with the ability to incur additional incremental term loans of up to $50.0 million, provided that certain conditions are met, including compliance with certain covenants. Proceeds from the February 2015 Wells Fargo Credit Facility were used to pay off outstanding debt. The February 2015 Wells Fargo Credit Facility is to be used for working capital, capital expenditures, permitted acquisitions and other general corporate purposes.

Interest on borrowings under the February 2015 Wells Fargo Credit Facility is payable, at the election of the Company, at a rate equal to, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, or (ii) a base rate plus an applicable margin. The base rate is calculated as the highest of (1) the Federal Funds Rate plus 0.50%, (2) the prime rate publicly announced by the Administrative Agent and (3) LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case will be linked to a consolidated total lease adjusted net leverage ratio. For LIBOR loans, the applicable margin is in the range of 2.00% to 2.75%, and for base rate loans it is between 1.00% and 1.75%. Total interest expense incurred in the thirteen weeks ended June 27, 2015 on the February 2015 Wells Fargo Credit Facility was $0.8 million and the weighted average interest rate at June 27, 2015 was 4.09%. In addition, the Company will pay a commitment fee on the average daily unused portion of the revolving credit commitment under the February 2015 Wells Fargo Credit Facility, which will range between 0.25% and 0.40%, and was 0.30% during the thirteen weeks ended June 27, 2015. The February 2015 Wells Fargo Credit Facility also requires the Company to pay additional interest of 2% per annum upon triggering certain events which are not clearly and closely related to the February 2015 Wells Fargo Credit Facility. For financial accounting purposes, the requirement for the Company to pay a higher interest rate in the event of default is an embedded derivative. As of June 27, 2015, the fair value of these embedded derivatives was estimated and was not significant.

The February 2015 Wells Fargo Credit Facility requires principal payments in respect of the term loan on a quarterly basis, which commenced on June 26, 2015. The required principal payments are $468,750 for that first fiscal quarter and each of the three following fiscal quarters, $937,500 for each of the next four fiscal quarters, $1,406,250 for each of the following four fiscal quarters, and $1,875,000 for each subsequent fiscal quarter, with the remaining balance due on the maturity date of February 23, 2020, as well as certain mandatory prepayments. The outstanding borrowings as of June 27, 2015 consisted of $74.5 million under the term loan and $27.1 million under the revolving credit facility. There was approximately $47.9 million of unused availability under the revolving portion this new credit facility.

The obligations of Boot Barn, Inc. under the February 2015 Wells Fargo Credit Facility are guaranteed by the Company and each of the Company’s subsidiaries. All obligations of Boot Barn, Inc. and the guarantors under the February 2015 Wells Fargo Credit Facility are secured by a lien on all of the assets, including equity interests, of Boot Barn, Inc. and the guarantors.

The Wells Fargo Credit Facility contains a number of covenants that restrict, among other things and subject to certain exceptions, the Company’s ability to: (1) incur additional indebtedness; (2) create liens on property; (3) engage in mergers, consolidations and other fundamental changes; (4) dispose of assets; (5) make investments, loans or advances; (6) make certain acquisitions; (7) engage in certain transactions with affiliates; (8) declare or pay dividends on, or repurchase, our stock; and (9) change lines of business or fiscal year. In addition, the February 2015 Wells Fargo Credit Facility prohibits the Company from exceeding specified consolidated total lease adjusted net leverage ratios and requires the Company to maintain a specified consolidated fixed charge coverage ratio during each specified measurement period. The February 2015 Wells Fargo Credit Facility also contains customary events of default, including a customary default triggered by a “Change in Control” as defined in the February 2015 Wells Fargo Credit facility. The Company was in compliance with all of its financial and non-financial covenants as of June 27, 2015. The February 2015 Wells Fargo Credit Facility limits the Company’s aggregate dividend payments to $5.0 million for the term of the February 2015 Wells Fargo Credit Facility in the event that the Company’s leverage ratio exceeds a specified leverage ratio.

The Company incurred approximately $0.6 million of loan fees related to the issuance of the February 2015 Wells Fargo Credit Facility, which were deferred and are being amortized to interest expense using the effective interest method over the term of the loan through February 23, 2020. The remaining balance of deferred loan fees as of June 27, 2015 is $0.5 million, and is included in prepaid expenses and other current assets (current portion) and other assets (long-term portion) on the condensed consolidated balance sheets.

On June 29, 2015, subsequent to the end of the fiscal quarter, the Company repaid all outstanding borrowings under the February 2015 Wells Fargo Credit Facility and terminated such facility in connection with the refinancing discussed in Note 10 “Subsequent Events.”

Debt Discount

Upon issuance of the note payable on February 23, 2015, the Company paid $0.8 million of transaction fees to Wells Fargo Bank, N.A. in connection with the February 2015 Wells Fargo Credit Facility. These transaction fees were paid via a reduction in the proceeds from the February 2015 Wells Fargo Credit Facility and are accounted for as a debt discount. Amortization expense of $0.04 million was included as a component of interest expense in the thirteen weeks ended June 27, 2015. The following sets forth balance sheet information related to the term loan:

	June 27, 2015	March 28, 2015
	(in thousands)
Term Loan	74,532	$75,000
Unamortized value of the debt discount	(759)	(798)
Net carrying value	$73,773	$74,202

Revolving Credit Facility (PNC Bank, N.A.)

On December 11, 2011, the Company obtained a collateral-based revolving line of credit with PNC Bank, N.A. (the “PNC Line of Credit”), which the Company amended on August 31, 2012 and May 31, 2013. The PNC Line of Credit included a $5.0 million sub-limit for letters of credit. On April 15, 2014, the Company amended the PNC Line of Credit to increase the borrowing capacity from $60.0 million to up to $70.0 million. The available borrowing under the PNC Line of Credit was based on the collective value of eligible inventory and credit card receivables multiplied by specific advance rates. Total interest expense incurred on the PNC Line of Credit for the thirteen weeks ended June 28, 2014 was $0.3 million. On February 23, 2015, proceeds from the February 2015 Wells Fargo Credit Facility were used to pay the entire $50.8 million outstanding balance of the PNC Line of Credit.

Term Loan Due May 2019 (Golub Capital LLC)

The Company entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to term loan and security agreement dated September 23, 2013 (the “2013 Golub Loan”). On April 14, 2014, the Company entered into an amended and restated term loan and security agreement for the 2013 Golub Loan. The amended and restated loan and security agreement increased the borrowings on the 2013 Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 5, “Stock-Based Compensation”. On November 5, 2014, the Company amended the 2013 Golub Loan to reduce the applicable LIBOR Floor from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%. Total interest expense incurred on the 2013 Golub Loan was $2.2 million for the thirteen weeks ended June 28, 2014.

On November 5, 2014, the Company used $81.9 million of the net proceeds from the IPO to repay a portion of the principal balance on the 2013 Golub Loan. The Company incurred a pre-payment penalty of $0.6 million and accelerated amortization of deferred loan fees of $1.7 million, which was recorded to interest expense.

On February 23, 2015, proceeds from the February 2015 Wells Fargo Credit Facility were used to pay the entire $47.3 million outstanding balance of the 2013 Golub Loan. The Company incurred prepayment penalties of $1.1 million to the lenders under the Company’s prior credit facilities. Total deferred loan fees from the PNC Line of Credit and the 2013 Golub Loan of $1.4 million were written off to interest expense.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s line of credit and long-term debt as of June 27, 2015 are as follows (in thousands):

Fiscal year

2016	1,406
2017	3,750
2018	5,625
2019	7,500
2020	83,351
Total	101,632

5.              Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors to purchase up to a total of 3,750,000 shares of common stock. As of June 27, 2015, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors with respect to a total of 1,600,000 shares of common stock, par value $0.0001 per share. Options granted under the 2014 Plan have a life of 8 years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. All awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units.

Pro Rata Cash Dividend, Cash Payment to Holders of Vested Options and Adjustment to Exercise Price of Unvested Options

On April 11, 2014, the Company declared and subsequently paid a pro rata cash dividend to its stockholders totaling $39.9 million, made a cash payment of $1.4 million to holders of vested options, and lowered the exercise price of 1,918,550 unvested options by $2.00 per share. The cash payments totaling $41.3 million reduced retained earnings to zero and reduced additional paid-in capital by $39.7 million. The 2011 Plan has nondiscretionary antidilution provisions that require the fair value of the option awards to be equalized in the event of an equity restructuring. Consequently, the board of directors of the Company was obligated under the antidilution provisions to approve the reduction of the exercise price on the unvested options and make the cash payment to the holders of vested options. No incremental stock-based compensation expense was recognized for the dividend for the vested options or reduction in exercise price of the unvested options.

Non-Qualified Stock Options

During the thirteen weeks ended June 27, 2015, the Company granted certain members of management options to purchase a total of 283,613 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirteen weeks ended June 27, 2015 was $3.2 million, with grant date fair values ranging from $7.49 to $15.72 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $22.31 and $28.82 per share.

On October 29, 2014, the Company granted its Chief Executive Officer (“CEO”) options to purchase 99,650 shares of common stock under the 2014 Plan. These options contain provisions related to both time of service and market conditions. Vesting of the options occurs if the market price of the Company’s stock achieves stated targets through the third anniversary of the date of grant. If those market price targets are achieved, the options will vest in equal amounts on the third, fourth and fifth anniversaries of the grant date. The fair value of the options was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of October 29, 2014:

Stock price	$16.00
Exercise price	$16.00
Expected option term	6.0 years
Expected volatility	55.0%
Risk-free interest rate	1.8%
Expected annual dividend yield	0%

During the thirteen weeks ended June 28, 2014, the Company granted certain members of management options to purchase a total of 237,500 shares of common stock under the 2011 Plan. The total grant date fair value of the stock options during the thirteen weeks ended June 28, 2014 was $1.5 million, with grant date fair values ranging from $6.20 to $6.36 per share. The Company is recognizing the expense relating to these stock option on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $11.14 and $11.40 per share.

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

The fair values of stock options granted during the thirteen weeks ended June 27, 2015 and June 28, 2014 were estimated on the grant dates using the following assumptions:

	Thirteen weeks ended
	June 27, 2015	June 28, 2014

Expected option term(1)	5.5 years	6.5 years
Expected volatility factor(2)	33.3% - 37.1%	56.2%
Risk-free interest rate(3)	1.6% - 2.0%	1.9% - 2.0%
Expected annual dividend yield(4)	0%	0%

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

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share at June 27, 2015 was $31.05.

The following table summarizes the stock award activity for the thirteen weeks ended June 27, 2015 (aggregate intrinsic value in thousands):

		Grant Date	Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price(1)	Life (in Years)	Value

Outstanding at March 28, 2015	2,902,775	$7.56
Granted	283,613	$26.07
Exercised	(273,000)	$4.48		$6,079
Cancelled, forfetied or expired	(100,000)	$22.35
Outstanding at June 27, 2015	2,813,388	$9.20	7.4	$61,466
Vested and expected to vest after June 27, 2015	2,813,388	$9.20	7.4	$61,466
Exerciseable at June 27, 2015	877,105	$7.05	7.0	$21,051

(1)         The grant date weighted-average exercise price reflects the reduction of the exercise price by $2.00 per share for the 1,918,550 unvested options in connection with the April 2014 dividend discussed above.

A summary of the status of non-vested stock options as of June 27, 2015 including changes during the thirteen weeks ended June 27, 2015 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested at March 28, 2015	1,800,170	$4.57
Granted	283,613	$9.86
Vested	(47,500)	$6.28
Nonvested shares forfeited	(100,000)	$13.85
Nonvested at June 27, 2015	1,936,283	$5.01

Restricted Stock Units

During the thirteen weeks ended June 27, 2015, the Company granted 43,546 restricted stock units to various employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The grant date fair value of these awards totaled $1.3 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

No restricted stock awards were granted during the thirteen weeks ended June 28, 2014.

Stock-Based Compensation Expense

Stock-based compensation expense was $0.7 million and $0.4 million for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of June 27, 2015, there was $8.5 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 3.6 years. As of June 27, 2015, there was $1.6 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 4.6 years.

6.              Commitments and Contingencies

The Company is involved, from time to time, in litigation that is incidental to its business. The Company has reviewed these matters to determine if reserves are required for losses that are probable and reasonable to estimate in accordance with FASB ASC Topic 450, Contingencies. The Company evaluates such reserves, if any, based upon several criteria, including the merits of each claim, settlement discussions and advice from outside legal counsel, as well as indemnification of amounts expended by the Company’s insurers or others, if any. In management’s opinion, none of these legal matters, individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations or liquidity.

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

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The income tax rate was 43.8% and 46.8% for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively. The effective tax rates for the thirteen weeks ended June 27, 2015 is lower than the comparable period in fiscal 2014 due to discrete items recognized in the first quarter of fiscal 2015, including a state tax credit. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 27, 2015, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At June 27, 2015, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

8.              Related Party Transactions

Leases and Other Transactions

The Company has a lease agreement for one of its stores at a location owned by one minority stockholder of the Company. The Company paid less than $0.1 million for this lease during the thirteen weeks ended June 27, 2015 and June 28, 2014.  These lease payments are included in cost of goods sold in the condensed consolidated statements of operations.

9.              Earnings Per Share

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

As discussed in Note 5, “Stock-Based Compensation”, holders of vested stock options received a cash payment of $1.4 million, which the Company deducted from net income to determine the net income available for common stockholders when calculating earnings per share. This resulted in net loss available for common stockholders of less than $0.1 million for purposes of the earnings per share calculation for the thirteen weeks ended June 28, 2014.

The components of basic and diluted loss per share of common stock, in aggregate, for the thirteen weeks ended June 27, 2015 and June 28, 2014 are as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	June 27, 2015	June 28, 2014

Net income attributed to Boot Barn Holdings, Inc.	$2,271	$1,409
Less: Cash payment to holders of vested options	—	(1,443)
Net income available for common stockholders	$2,271	$(34)

Weighted average basic shares outstanding	25,865	19,149
Dilutive effect of stock options	1,108	—
Weighted average diluted shares outstanding	26,973	19,149
Basic earnings per share	$0.09	$(0.00)
Diluted earnings per share	$0.08	$(0.00)

Options to purchase 244,613 shares and 848,925 shares of common stock were outstanding during the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

10.       Subsequent Events

On June 29, 2015, the Company completed the acquisition of Sheplers Inc. (“Sheplers”), a western lifestyle company with 25 retail locations across the United States and a significant e-commerce business, for a purchase price of $147.0 million (which included assumption of certain indebtedness), subject to customary adjustments.

The Company has not made all of the remaining disclosures required by ASC 805-10-50-2, Business Combinations, as it is currently in the process of completing the purchase accounting for the acquisition.

The Company financed the merger and refinanced approximately $172.0 million of its and Sheplers’ existing indebtedness in part with an initial borrowing of $57 million under a new $125 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and a $200 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) is agent. Borrowings under new credit agreements were also used to pay costs and expenses related to the acquisition and the closing of the new credit agreement, and may be used for working capital and other general corporate purposes.

Borrowings under the 2015 Golub Term Loan will bear interest at per annum rates equal to, at the Company’s option, either (a) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans with a LIBOR floor of 1%, or (b) the base rate plus an applicable nargin for base rate loans.  The base rate will be calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 1/2% and (ii) the sum of one-month LIBOR plus 1.00%.  The applicable margin is 4.50% for LIBOR Loans and 3.50% for base rate loans.  The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments beginning on September 25, 2015 and ending on the maturity date of the term loan, June 25, 2021. Quarterly principal payments of $500,000 are due for each quarter.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 1/2%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%.  The applicable margin will be calculated based on a pricing grid that will in each case be linked to quarterly average excess availability.  For LIBOR Loans, the applicable margin will be in the range of 1.00% to 1.25%, and for base rate loans it will be between 0.00% and 0.25%.  The Company will also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.  The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments beginning on September 25, 2015 and ending on June 25, 2021, the maturity date.

All obligations under each of the 2015 Golub Term Loan and the June 2015 Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the 2015 Golub Term Loan or the June 2015 Wells Fargo Revolver, as applicable.

The priority with respect to collateral under each of the 2015 Golub Term Loan and the June 2015 Wells Fargo Revolver is subject to the terms of an intercreditor agreement among the Lenders under the 2015 Golub Term Loan and the June 2015 Wells Fargo Revolver.

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio to be at least 1.00:1.00 during such times as a covenant trigger event shall exist.  The terms of the 2015 Golub Term Loan will require the Company to maintain, on a consolidated basis, a minimum Consolidated Total Net Leverage Ratio of 5.25:1.00 (with step downs to 4.00:1.00 as provided for in the 2015 Golub Term Loan).

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on May 29, 2015. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 29, 2015, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We undertake no obligation to publicly update or revise any forward- looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview

Management believes that Boot Barn is the largest and fastest-growing lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of June 27, 2015, we operated 176 stores in 28 states, as well as a growing e-commerce website, bootbarn.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of approximately 200 brands and more than 1,500 styles on average, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not impacted by changing fashion trends.

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

Initial Public Offering

On October 29, 2014, we commenced our initial public offering (“IPO”) of 5,000,000 shares of our common stock. In addition, on October 31, 2014, the underwriters of the IPO exercised their option to purchase an additional 750,000 shares of common stock from us. As a result, 5,750,000 shares of common stock were issued and sold by us at a price of $16.00 per share.

Subsequent Event

On June 29, 2015, the Company completed the acquisition of Sheplers Inc. (“Sheplers”), a western lifestyle company with 25 retail locations across the United States and a significant e-commerce business, for a purchase price of $147.0 million (which included assumption of certain indebtedness), subject to customary adjustments.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately larger operating income than the other quarters of our fiscal year. However, we believe that our sales throughout the year are more consistent than most other specialty retail chains. As a result of the dispersion of various western events throughout the year, we believe that our Christmas results are less impactful than other specialty retail chains. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

Same store sales

The term “same store sales” refers to net sales from stores that have been open at least 13 full fiscal months as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

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

In addition to retail store sales, same store sales also includes e- commerce sales, e-commerce shipping and handling revenue and actual retail store or e-commerce sales returns. We exclude gift card escheatment, provision for sales returns and future loyalty award redemptions from sales in our calculation of net sales per store.

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

•                  holidays or seasonal periods; and

•                  weather.

Opening new stores is an important part of our growth strategy and we anticipate that a significant percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this Quarterly Report on Form 10-Q regarding our same store sales may not be comparable to similar data made available by other retailers.

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

Gross profit is also impacted by shifts in the proportion of sales of our private brand products compared to third-party brand products, as well as by sales mix changes within and between brands and between major product categories such as footwear, apparel or accessories.

Selling, general and administrative expenses

Our selling, general and administrative (“SG&A”) expenses are composed of labor and related expenses, other operating expenses and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

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

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-based compensation, legal, accounting and other compliance- related expenses associated with being a public company and increases resulting from growth in the number of our stores.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and unusual or non-recurring costs and expenses that are not directly related to our operations, including acquisition expenses, acquisition-related integration and Reorganization costs. See “Results of Operations” below for a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA (or some variations thereof) for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measures.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 of our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on May 29, 2015.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on May 29, 2015. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Annual Report on Form 10-K.

Results of Operations

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen weeks ended
	June 27, 2015	June 28, 2014
	(in thousands)

Consolidated Statements of Operations Data:
Net sales	$96,000	$82,497
Cost of goods sold	65,221	55,607
Gross profit	30,779	26,890
Operating expenses:
Selling, general and administrative expenses	25,053	21,497
Acquisition-related expenses	891	—
Total operating expenses	25,944	21,497
Income from operations	4,835	5,393
Interest expense, net	791	2,757
Other income, net	—	18
Income before income taxes	4,044	2,654
Income tax expense	1,773	1,241
Net income	2,271	1,413

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	67.9%	67.4%
Gross profit	32.1%	32.6%
Operating expenses:
Selling, general and administrative expenses	26.1%	26.1%
Acquisition-related expenses	0.9%	—
Total operating expenses	27.0%	26.1%
Income from operations	5.1%	6.5%
Interest expense, net	0.8%	3.3%
Other income, net	—	—
Income before income taxes	4.3%	3.2%
Income tax expense	1.8%	1.5%
Net income	2.5%	1.7%

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen weeks ended
(in thousands)	June 27, 2015	June 28, 2014
EBITDA Reconciliation:
Net income	$2,271	$1,413
Income tax expense	1,773	1,241
Interest expense, net	791	2,757
Depreciation and intangible asset amortization	2,637	2,058
EBITDA	7,472	7,469
Non-cash stock-based compensation(a)	653	442
Non-cash accrual for future award redemptions(b)	(248)	(184)
Acquisition-related expenses(c)	891	—
Loss on disposal of assets	11	62
Adjusted EBITDA	$8,779	$7,789

(a)         Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.

(b)         Represents non-cash accrual for future award redemptions in connection with our customer loyalty program.

(c)          Represents direct costs and fees related to the planned acquisition of Sheplers, which we announced on June 1, 2015.

The following table presents store operating data for the periods indicated:

	Thirteen weeks ended
	June 27, 2015	June 28, 2014
Selected Store Data (unaudited):
Same Store Sales growth	5.6%	7.7%
Stores operating at end of period	176	155
Total retail store square footage, end of period (in thousands)	1,889	1,676
Average store square footage, end of period	10,731	10,811
Average net sales per store (in thousands)	$521	$511

Thirteen Weeks Ended June 27, 2015 Compared to Thirteen Weeks Ended June 28, 2014

Net sales. Net sales increased $13.5 million, or 16.4%, to $96.0 million for the thirteen weeks ended June 27, 2015 from $82.5 million for the thirteen weeks ended June 28, 2014. The increase in net sales was the result of  contributions from a net of 21 new stores opened between the beginning of the second quarter of fiscal 2015 and the end of the first quarter of fiscal 2016, and an increase in same store sales of $4.6 million, or 5.6%.

Gross profit. Gross profit increased $3.9 million, or 14.5%, to $30.8 million for the thirteen weeks ended June 27, 2015 from $26.9 million for the thirteen weeks ended June 28, 2014. As a percentage of net sales, gross profit was 32.1% and 32.6% for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively. Merchandise margin increased during the thirteen weeks ended June 27, 2015, driven by increased penetration in private brands, improved markup across the chain, and an improvement in e-commerce margin. This increase was offset by increases in store occupancy costs and depreciation expense associated with new store openings compared to the prior year period.

Selling, general and administrative expenses. SG&A expenses increased $3.6 million, or 16.5%, to $25.1 million for the thirteen weeks ended June 27, 2015 from $21.5 million for the thirteen weeks ended June 28, 2014. As a percentage of net sales, SG&A was 26.1% for both the thirteen weeks ended June 27, 2015 and June 27, 2014. The increase is mostly due to store labor, store operating expenses and increased corporate payroll that supports our increase in store count, and the expenses associated with being a public company.

Acquisition-related expenses. Acquisition-related expenses for the thirteen weeks ended June 27, 2015 were $0.9 million, which relate to the acquisition of Sheplers Inc. See Note 10, Subsequent Events, to our unaudited financial statements included in this Quarterly Report, for further discussion of the Sheplers’ acquisition.

Income from operations. Income from operations decreased $0.6 million, or 10.4%, to $4.8 million for the thirteen weeks ended June 27, 2015 from $5.4 million for the thirteen weeks ended June 28, 2014. As a percentage of net sales, income from operations was 5.1% and 6.5% for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, decreased $2.0 million, or 71.3%, to $0.8 million for the thirteen weeks ended June 27, 2015 from $2.8 million for the thirteen weeks ended June 28, 2014. The decrease in interest expense, net was primarily because of lower outstanding debt balance and lower interest rates for the thirteen weeks ended June 27, 2015 compared to the thirteen weeks ended June 28, 2014.

Income tax expense. Income tax expense increased $0.5 million, or 42.9%, to $1.8 million for the thirteen weeks ended June 27, 2015 from $1.2 million for the thirteen weeks ended June 28, 2014. The increase in our income tax expense results from the $1.4 million increase in income before income taxes for the thirteen weeks ended June 27, 2015 as compared to the thirteen weeks ended June 28, 2014. Our effective tax rate was 43.8% and 46.8% for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively. The lower effective tax rate for the thirteen weeks ended June 27, 2015 compared to the thirteen weeks ended June 28, 2014 was due to discrete items recognized, including a state tax credit.

Net income. Net income increased $0.9 million, or 60.7%, to $2.3 million for the thirteen weeks ended June 27, 2015 from $1.4 million for the thirteen weeks ended June 28, 2014. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased $1.0 million, or 12.7%, to $8.8 million for the thirteen weeks ended June 27, 2015 from $7.8 million for the thirteen weeks ended June 28, 2014. The increase was primarily a result of the increase in net income of $0.9 million for the thirteen weeks ended June 27, 2015 compared to the thirteen weeks ended June 28, 2014, as well as increases in income tax expense of $0.5 million, depreciation and amortization expense of $0.6 million, stock-based compensation expense of $0.2 million and acquisition-related expenses of $0.9 million incurred in the thirteen weeks ended June 27, 2015. These increases were offset by a decrease in interest expense of $2.0 million, higher non-cash accrual for future award redemptions under our customer loyalty program of $0.1 million and decreased loss on disposal of fixed assets of $0.1 million for the thirteen weeks ended June 27, 2015 compared to the thirteen weeks ended June 28, 2014.

Liquidity and Capital Resources

We rely on cash flows from operating activities and our credit facility as our primary sources of liquidity. Our primary cash needs are for inventories, operating expenses, capital expenditures associated with opening new stores and remodeling or refurbishing existing stores, improvements to our distribution facilities, marketing and information technology expenditures, debt service and taxes. We have also used cash for acquisitions, the subsequent rebranding and integration of the stores acquired in those acquisitions and costs to consolidate the corporate offices. In addition to cash and cash equivalents, the most significant components of our working capital are accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities. We believe that cash flows from operating activities and the availability of cash under our credit facilities or other financing arrangements will be sufficient to cover working capital requirements, anticipated capital expenditures and other anticipated cash needs for at least the next 12 months.

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations increased in the thirteen weeks ended June 27, 2015 as compared to the thirteen weeks ended June 28, 2014, primarily as a result of a decrease in prepaid and other assets in the current year compared to an increase in prepaid and other assets in the prior year.

Although we did not have any material capital expenditure commitments as of the thirteen weeks ended June 27, 2015, we are planning to continue to open new stores, remodel and refurbish our existing stores at a greater rate than we have typically done in the past, remodel and rebrand stores acquired in the Sheplers acquisition, consolidate our warehouses and a portion of our current distribution center into our new distribution center, and make improvements to our information technology infrastructure, which will result in increased capital expenditures. We estimate that our capital expenditures in fiscal 2016 will be approximately $31.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

Revolving Credit Facility (PNC Bank, N.A.)

On December 11, 2011, we obtained a collateral-based revolving line of credit with PNC Bank, N.A. (the “PNC Line of Credit”), which we amended on August 31, 2012 and May 31, 2013. The PNC Line of Credit included a $5.0 million sub-limit for letters of credit. On April 15, 2014, we amended the PNC Line of Credit to increase the borrowing capacity from $60.0 million to up to $70.0 million. The available borrowing under the PNC Line of Credit was based on the collective value of eligible inventory and credit card receivables multiplied by specific advance rates. Total interest expense incurred on the PNC Line of Credit for the thirteen weeks ended June 28, 2014 was $0.3 million. On February 23, 2015, proceeds from the February 2015 Wells Fargo Credit Facility (as defined below) were used to pay the entire $50.8 million outstanding balance of the PNC Line of Credit.

Term Loan Due May 2019 (Golub Capital LLC)

We entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to term loan and security agreement dated September 23, 2013 (the “2013 Golub Loan”). On April 14, 2014, we entered into an amended and restated term loan and security agreement for the 2013 Golub Loan. The amended and restated loan and security agreement increased the borrowings on the 2013 Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 5, “Stock-Based Compensation” to our unaudited financial statements included in this Quarterly Report. On November 5, 2014, we amended the 2013 Golub Loan to reduce the applicable LIBOR Floor from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%. Total interest expense incurred on the Golub Loan was $2.2 million for the thirteen weeks ended June 28, 2014.

On November 5, 2014, we used $81.9 million of the net proceeds from the IPO to repay a portion of the principal balance on the 2013 Golub Loan. We incurred a pre-payment penalty of $0.6 million and accelerated amortization of deferred loan fees of $1.7 million, which was recorded to interest expense.

On February 23, 2015, proceeds from the February 2015 Wells Fargo Credit Facility were used to pay the entire $47.3 million outstanding balance of the 2013 Golub Loan. We incurred prepayment penalties of $1.1 million to the lenders under our prior credit facilities. Total deferred loan fees from the PNC Line of Credit and the 2013 Golub Loan of $1.4 million were written off to interest expense.

$150 Million Credit Facility (Wells Fargo Bank, N.A.)

On February 23, 2015, we entered into a new credit facility with Wells Fargo Bank, N.A. (“February 2015 Wells Fargo Credit Facility”). The February 2015 Wells Fargo Credit Facility consists of a $75.0 million revolving credit facility, including a $5.0 million sub-limit for letters of credit, and a $75.0 million term loan, and also provides us with the ability to incur additional incremental term loans of up to $50.0 million, provided that certain conditions are met, including compliance with certain covenants. Proceeds from the February 2015 Wells Fargo Credit Facility were used to pay off outstanding debt. The February 2015 Wells Fargo Credit Facility is to be used for working capital, capital expenditures, permitted acquisitions and other general corporate purposes.

Interest on borrowings under the February 2015 Wells Fargo Credit Facility is payable, at our election, at a rate equal to, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, or (ii) a base rate plus an applicable margin. The base rate is calculated as the highest of (1) the Federal Funds Rate plus 0.50%, (2) the prime rate publicly announced by the Administrative Agent and (3) LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case will be linked to a consolidated total lease adjusted net leverage ratio. For LIBOR loans, the applicable margin is in the range of 2.00% to 2.75%, and for base rate loans it is between 1.00% and 1.75%. Total interest expense incurred in the thirteen weeks ended June 27, 2015 on the February 2015 Wells Fargo Credit Facility was $0.8 million and the weighted average interest rate at June 27, 2015 was 4.09%. In addition, we pay a commitment fee on the average daily unused portion of the revolving credit commitment under the February 2015 Wells Fargo Credit Facility, which will range between 0.25% and 0.40%, and was 0.30% during the thirteen weeks ended June 27, 2015. The February 2015 Wells Fargo Credit Facility also requires us to pay additional interest of 2% per annum upon triggering certain events which are not clearly and closely related to the February 2015 Wells Fargo Credit Facility. For financial accounting purposes, this requirement for us to pay a higher interest rate in the event of default is an embedded derivative. As of June 27, 2015, the fair value of these embedded derivatives was estimated and was not significant.

The February 2015 Wells Fargo Credit Facility requires principal payments in respect of the term loan on a quarterly basis, which commenced on June 26, 2015. The required principal payments are $468,750 for that first fiscal quarter and each of the three following fiscal quarters, $937,500 for each of the next four fiscal quarters, $1,406,250 for each of the following four fiscal quarters, and $1,875,000 for each subsequent fiscal quarter, with the remaining balance due on the maturity date of February 23, 2020, as well as certain mandatory prepayments. Outstanding borrowings as of June 27, 2015 consisted of $74.5 million of term loan and $27.1 million of revolving credit facility. There was approximately $47.9 million of unused availability under the revolving portion of our new credit facility.

The obligations of Boot Barn, Inc. under the February 2015 Wells Fargo Credit Facility are guaranteed by us and by each of our subsidiaries. All obligations of Boot Barn, Inc. and the guarantors under the February 2015 Wells Fargo Credit Facility are secured by a lien on all of the assets, including equity interests, of Boot Barn, Inc. and the guarantors.

The February 2015 Wells Fargo Credit Facility contains a number of covenants that restrict, among other things and subject to certain exceptions, our ability to: (1) incur additional indebtedness; (2) create liens on property; (3) engage in mergers, consolidations and other fundamental changes; (4) dispose of assets; (5) make investments, loans or advances; (6) make certain acquisitions; (7) engage in certain transactions with affiliates; (8) declare or pay dividends on, or repurchase, our stock; and (9) change lines of business or fiscal year. In addition, the February 2015 Wells Fargo Credit Facility prohibits us from exceeding specified consolidated total lease adjusted net leverage ratios and requires us to maintain a specified consolidated fixed charge coverage ratio during each specified measurement period. The February 2015 Wells Fargo Credit Facility also contains customary events of default, including a customary default triggered by a “Change in Control” as defined in the February 2015 Wells Fargo Credit facility. We were in compliance with all of its financial and non-financial covenants as of June 27, 2015. The February 2015 Wells Fargo Credit Facility limits our aggregate dividend payments to $5.0 million for the term of the February 2015 Wells Fargo Credit Facility in the event that our leverage ratio exceeds a specified leverage ratio.

We incurred approximately $0.6 million of loan fees related to the issuance of the February 2015 Wells Fargo Credit Facility, which were deferred and are being amortized to interest expense using the effective interest method over the term of the loan through February 23, 2020. The remaining balance of deferred loan fees as of June 27, 2015 is $0.5 million, and is included in prepaid expenses and other current assets (current portion) and other assets (long-term portion) on the condensed consolidated balance sheets.

On June 29, 2015, subsequent to the end of the fiscal quarter, we repaid all outstanding borrowings under the February 2015 Wells Fargo Credit Facility and terminated such facility in connection with the refinancing discussed in Note 10 “Subsequent Events” to our unaudited financial statements included in this Quarterly Report.

Cash Position and Cash Flow

Cash and cash equivalents were $12.9 million as of June 27, 2015 compared to $1.4 million as of March 28, 2015.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen weeks ended
	June 27, 2015	June 28, 2014
	(In thousands)

Net cash provided by (used in):
Operating activities	$5,238	$(669)
Investing activities	(7,085)	(1,803)
Financing activities	13,319	2,469
Net increase (decrease) in cash	$11,472	$(3)

Operating Activities

Net cash provided by operating activities was $5.2 million for the thirteen weeks ended June 27, 2015. The significant components of cash flows provided by operating activities were net income of $2.3 million, the add-back of non-cash depreciation and amortization expense of $2.6 million, stock-based compensation expense of $0.7 million, an increase in deferred taxes of $0.2 million and the excess tax benefit related to the exercise of stock options of $2.1 million. Accounts payable and accrued expenses and other current liabilities increased by $3.7 million due to the timing of payments and growth of the company. Prepaid expenses and other current assets decreased by $3.1 million primarily due to the timing of prepaid rent. Other liabilities increased by $1.2 million due to landlord tenant allowance for the opening of new stores. The above was offset by an increase in inventories of $7.1 million due to the growth of the company.

Net cash used in operating activities was $0.7 million for the thirteen weeks ended June 28, 2014. The significant components of cash flows used in operating activities were net income of $1.4 million, the add-back of non-cash depreciation and amortization expense of $2.1 million, stock-based compensation expense of $0.4 million, amortization of deferred loan fees of $0.2 million and an increase in deferred taxes of $0.4 million. Accounts payable and accrued expenses and other current liabilities increased by a total of $4.3 million compared to the prior year period. The above was offset by an increase in inventories of $7.6 million and an increase of prepaid expenses and other current assets of $1.9 million due to the growth of the Company.

Investing Activities

Net cash used in investing activities was $7.1 million for the thirteen weeks ended June 27, 2015, which represents purchases of property and equipment during the period.

Net cash used in investing activities was $1.8 million for the thirteen weeks ended June 28, 2014, which represents purchases of property and equipment during the period.

Financing Activities

Net cash provided by financing activities was $13.3 million for the thirteen weeks ended June 27, 2015. Net proceeds from drawings on our revolving credit facility totaled $10.9 million. We received $1.2 million from the exercise of stock options, and $2.1 million excess tax benefit from the exercise of those options.

Net cash provided by financing activities was $2.5 million for the thirteen weeks ended June 28, 2014. On April 17, 2014 we paid a pro rata cash dividend of approximately $39.9 million in the aggregate to record holders of the outstanding shares of our common stock as of the record date of April 14, 2014. We also made a payment to holders of our outstanding vested stock options with exercise prices below the value of our common stock, for an aggregate payment to those option holders of approximately $1.4 million. The dividend and other payments were funded entirely from additional borrowings under our credit facilities.

During the thirteen weeks ended June 28, 2014, we obtained $30.8 million of additional financing under our term loan facility and had net borrowings of $14.0 million under our revolving credit facility. The new debt was used to fund the dividend to stockholders and related payment to option holders described above.

Contractual Obligations

During the thirteen weeks ended June 27, 2015, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on May 29, 2015, other than those which occur in the normal course of business. For information on the impact of the Sheplers acquisition and related debt refinancing, see “Subsequent Event” in the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3.         Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of June 27, 2015, we had $27.1 million in outstanding borrowings under our revolving credit facility and $74.5 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance as of June 27, 2015 would be approximately $1.0 million.

As of June 27, 2015, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K filed with the SEC on May 29, 2015.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 27, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 27, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Part II. Other Information

Item 1.         Legal Proceedings

For information on legal proceedings, see Note 6, Commitments and Contingencies, to our unaudited financial statements included in this Quarterly Report, which information is incorporated herein by reference.

Item 1A.            Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the rists set forth below, as well as the risks contained in the section “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 29, 2015.

We may not be able to successfully integrate Sheplers’ business and realize the anticipated benefits of the Sheplers acquisition.

The Sheplers acquisition involves the integration of a western lifestyle company operating 25 retail stores and an industry-leading e-commerce business that previously operated independently. We will be required to devote significant management attention and resources to integrating the business practices and operations of Sheplers into our own business practices and operations. Potential difficulties that we may encounter as part of the integration process include the following:

•                  the inability to successfully integrate the Sheplers business in a manner that permits us to achieve the full synergies anticipated to result from the Sheplers acquisition in a timely manner or at all;

•                  complexities associated with managing the Sheplers business, including the challenge of integrating complex systems, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•                  integrating the Sheplers workforce while maintaining focus on providing consistent, high quality customer service;

•                  an adverse impact on sales at the Sheplers stores as we rebrand them under the Boot Barn banner, change the store assortment and clear aged and discontinued brands and merchandise; and

•                  potential unknown liabilities and unforeseen increased expenses associated with the Sheplers acquisition (related to, among other things, environmental matters and regulatory compliance), including capital expenditures and one-time cash costs to integrate the Sheplers business.

Any of the foregoing could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies of ours or of Sheplers and our ability to achieve the anticipated benefits of the Sheplers acquisition or could reduce our combined earnings or otherwise adversely affect our business and financial results.

Our future results will suffer if we do not effectively manage our expanded operations following the completion of the acquisition.

As a result of the Sheplers acquisition, the size of our business will increase significantly beyond the current size of either our existing business or the Sheplers business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Sheplers business.

We may incur substantial expenses related to the Sheplers acquisition and the integration of the Sheplers business.

We expect to incur substantial expenses in connection with the Sheplers Acquisition and the integration of the Sheplers business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. We also anticipate substantial capital expenditures in connection with the rebranding of the Sheplers stores under the Boot Barn banner. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses may result in our taking significant charges against earnings, and the amount and timing of such charges are uncertain at present.

Our borrowings under the new credit facilities are at variable rates, exposing us to interest rate risk.

The new credit facilities we entered into in connection with the Sheplers Acquisition provide for variable interest rates. As a result, if interest rates increase, our debt service obligations under the new credit facilities could increase even though the amount borrowed remained the same, which would adversely impact our net income.

We are more highly leveraged than we were prior to the Sheplers acquisition.

In connection with the Sheplers acquisition, we refinanced our existing credit facilities, as well as Sheplers’ existing credit facilities, with a new $200.0 million term loan credit facility and an up to $125.0 million revolving credit facility. As a result, our consolidated indebtedness is greater than our indebtedness prior to the Sheplers acquisition. This will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing any borrowing costs.

Our new credit facilities contain restrictions and limitations that could significantly impact our ability to operate our business.

Our new credit facilities that we entered into in connection with the Sheplers acquisition contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

•                  payments in respect of, or redemptions or acquisitions of, debt or equity issued by Boot Barn or its subsidiaries, including the payment of dividends on our common stock;

•                  incurring additional indebtedness;

•                  incurring guarantee obligations;

•                  paying dividends;

•                  creating liens on assets;

•                  entering into sale and leaseback transactions;

•                  making investments, loans or advances;

•                  entering into hedging transactions;

•                  engaging in mergers, consolidations or sales of all or substantially all of their respective assets; and

•                  engaging in certain transactions with affiliates.

In addition, the Company will be required satisfy certain financial ratios as set forth in these agreements.

Our ability to satisfy these financial ratios will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these ratios in future periods will also depend on our ability to successfully implement our overall business strategy and realize contemplated synergies.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in our new credit facilities. Failure to comply with any of these covenants could result in a default under our new credit facilities and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit No.	Description of Exhibit

10.1	Form of Restricted stock unit award agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

Boot Barn Holdings, Inc.

Date: August 4, 2015	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2015	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Form of Restricted stock unit award agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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