Form 10-Q
period 2015-09-26
Boot Barn Holdings, Inc.
filed 2015-11-10
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 6, 2015, the registrant had 26,352,206 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended September 26, 2015

Part 1. Financial Information

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 26,	March 28,
	2015	2015

Assets
Current assets:
Cash and cash equivalents	$7,458	$1,448
Accounts receivable	4,490	3,863
Inventories	177,977	129,312
Prepaid expenses and other current assets	17,007	10,656
Total current assets	206,932	145,279
Property and equipment, net	64,753	30,054
Goodwill	191,915	93,097
Intangible assets, net	66,196	57,131
Other assets	955	567
Total assets	$530,751	$326,128
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$69,018	$16,200
Accounts payable	60,678	44,636
Accrued expenses and other current liabilities	35,278	24,061
Current portion of notes payable, net of unamortized debt issuance costs	1,048	1,596
Total current liabilities	166,022	86,493
Deferred taxes	3,957	21,102
Long-term portion of notes payable, net of unamortized debt issuance costs	193,089	72,030
Capital lease obligations	8,494	15
Other liabilities	10,459	4,066
Total liabilities	382,021	183,706

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; September 26, 2015 - 100,000 shares authorized, 26,313 shares issued and outstanding; March 28, 2015 - 100,000 shares authorized, 25,824 shares issued and outstanding	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	136,073	128,693
Retained earnings	12,654	13,726
Total stockholders’ equity	148,730	142,422
Total liabilities and stockholders’ equity	$530,751	$326,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

 (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Net sales	$129,712	$86,384	$225,712	$168,881
Cost of goods sold	94,064	58,631	159,285	114,238
Amortization of inventory fair value adjustment	(225)	—	(225)	—
Total cost of goods sold	93,839	58,631	159,060	114,238
Gross profit	35,873	27,753	66,652	54,643
Operating expenses:
Selling, general and administrative expenses	36,284	23,371	61,337	44,868
Acquisition-related expenses	—	—	891	—
Total operating expenses	36,284	23,371	62,228	44,868
(Loss)/income from operations	(411)	4,382	4,424	9,775
Interest expense, net	5,003	2,821	5,794	5,578
Other income, net	—	7	—	25
(Loss)/income before income taxes	(5,414)	1,568	(1,370)	4,222
Income tax (benefit)/expense	(2,071)	624	(298)	1,865
Net (loss)/income	(3,343)	944	(1,072)	2,357
Net income attributed to non-controlling interest	—	—	—	4
Net (loss)/income attributed to Boot Barn Holdings, Inc.	$(3,343)	$944	$(1,072)	$2,353

Loss/(earnings) per share:
Basic shares	$(0.13)	$0.05	$(0.04)	$0.05
Diluted shares	$(0.13)	$0.05	$(0.04)	$0.05
Weighted average shares outstanding:
Basic shares	26,159	19,929	26,012	19,539
Diluted shares	26,159	20,552	26,012	20,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Total

Balance at March 28, 2015	25,824	$3	$128,693	$13,726	—	$—	$—	$142,422
Net loss	—	—	—	(1,072)	—	—	—	(1,072)
Stock options exercised	490	—	2,424	—	—	—	—	2,424
Shares forfeited, held in treasury	—	—	—	—	(1)	—	—	—
Excess tax benefit	—	—	3,574	—	—	—	—	3,574
Stock-based compensation expense	—	—	1,382	—	—	—	—	1,382
Balance at September 26, 2015	26,314	$3	$136,073	$12,654	(1)	$—	$—	$148,730

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Total

Balance at March 29, 2014	18,929	$2	$78,834	$1,652	—	$—	$4,087	$84,575
Net income	—	—	—	2,353	—	—	4	2,357
Dividend paid	—	—	(39,648)	(1,652)	—	—	—	(41,300)
Reorganization and issuance of stock	1,000	—	4,091	—	—	—	(4,091)	—
Stock-based compensation expense	—	—	920	—	—	—	—	920
Balance at September 27, 2014	19,929	$2	$44,197	$2,353	—	$—	$—	$46,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 26,	September 27,
	2015	2014

Cash flows from operating activities
Net (loss)/income	$(1,072)	$2,357
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	4,711	2,819
Stock-based compensation	1,382	920
Excess tax benefit	(3,574)	—
Amortization of intangible assets	1,218	1,313
Amortization and write-off of debt issuance fees and debt discount	1,709	371
Loss on disposal of property and equipment	234	86
Accretion of above market leases	37	(90)
Deferred taxes	(1,601)	381
Amortization of inventory fair value adjustment	(225)	—
Changes in operating assets and liabilities:
Accounts receivable	1,165	352
Inventories	(18,004)	(16,745)
Prepaid expenses and other current assets	1,599	(4,969)
Other assets	(1,610)	168
Accounts payable	2,811	5,992
Accrued expenses and other current liabilities	4,450	471
Other liabilities	2,388	49
Net cash used in operating activities	$(4,382)	$(6,525)
Cash flows from investing activities
Purchases of property and equipment	(19,695)	(4,597)
Acquisition of business, net of cash acquired	(146,541)	—
Net cash used in investing activities	$(166,236)	$(4,597)
Cash flows from financing activities
Line of credit - net	52,818	23,232
Proceeds from loan borrowings	200,938	30,750
Repayments on debt and capital lease obligations	(76,639)	(615)
Debt issuance fees	(6,487)	(682)
Excess tax benefits from stock options	3,574	—
Proceeds from exercise of stock options	2,424	—
Dividends paid	—	(41,300)
Net cash provided by financing activities	$176,628	$11,385
Net increase in cash and cash equivalents	6,010	263
Cash and cash equivalents, beginning of period	1,448	1,118
Cash and cash equivalents, end of period	$7,458	$1,381

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,827	$2,152
Cash paid for interest	$3,957	$4,599
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$51	$439
Equipment acquired through capital lease	$—	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 26,313,456 issued and outstanding shares of common stock as of September 26, 2015. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 201 stores in 29 states as of September 26, 2015 and 169 stores in 26 states as of March 28, 2015. As of September 26, 2015, all stores operate under the Boot Barn name, with the exception of twenty stores which operate under the “Sheplers” name and two stores which operate under the “American Worker” name.

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

Basis of Presentation

The Company’s consolidated financial statements as of and for the thirteen and twenty-six weeks ended September 26, 2015 and September 27, 2014 are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc. “Sheplers”) and Boot Barn International (Hong Kong) Limited (“Hong Kong”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Change in Accounting Principle

The Company historically presented debt issuance costs, or fees paid to third party advisors related to directly issuing debt, as assets on the consolidated balance sheet. During the second quarter of fiscal 2016,  the Company elected early adoption of Accounting Standards Update (ASU) 2015−03, “Interest − Imputation of Interest (Subtopic 835−30), Simplifying the Presentation of Debt Issuance Costs”. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense over the term of the corresponding debt issuance. This guidance is not applicable to debt issuance costs associated with revolving line of credit agreements, and therefore these costs remain as assets on the condensed consolidated balance sheets. The Company has applied the guidance in ASU 2015-03 retrospectively to the prior period presented in the condensed consolidated balance sheet.

The reclassification did not impact net income previously reported or any prior amounts reported on the condensed consolidated statements of operations. The following table presents the effect of the retrospective application of this change in accounting principle on the Company’s condensed consolidated balance sheet as of March 28, 2015:

Reclassification of Debt Issuance Costs	As Reported	Effect of Change in	As Adjusted
(in thousands)	March 28, 2015	Accounting Principle	March 28, 2015

Assets
Current assets:
Prepaid expenses and other current assets	$10,773	$(117)	$10,656
Total current assets	145,396	(117)	145,279
Noncurrent assets:
Other assets	1,026	(459)	567
Total assets	$326,704	$(576)	$326,128

Liabilities and stockholders' equity
Current liabilities:
Current portion of notes payable	$1,713	$(117)	$1,596
Total current liabilities	86,610	(117)	86,493
Long-term liabilities:
Long-term debt, net of current portion	72,489	(459)	72,030
Total liabilities	$184,282	$(576)	$183,706
Total liabilities and stockholders' equity	$326,704	$(576)	$326,128

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. The fiscal year ending on March 26, 2016 (“fiscal 2016”) and the fiscal year ended on March 28, 2015 (“fiscal 2015”), each consists of 52 weeks.

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

As a result of the IPO, the Company received net proceeds of approximately $82.2 million, after deducting the underwriting discount of $6.4 million and related fees and expenses of $3.3 million. The Company used the net proceeds from the IPO to pay down the principal balance of its term loan with Golub Capital LLC. See Note 5, “Revolving Credit Facilities and Long-Term Debt.”

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

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company operates in a single operating segment, which includes net sales generated from its retail stores and e-commerce websites. The vast majority of the Company’s identifiable assets are in the U.S.

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

The Company recorded a fair value adjustment to reflect the acquired cost of inventory related to its acquisition of Sheplers. The amount will be amortized over the period that the related inventory is sold. The amortization of inventory costs was $0.2 million and zero for the thirteen and twenty-six weeks ended September 26, 2015 and September 27, 2014, respectively.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of September 26, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date, and voted to permit early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) which amends the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for the Company beginning in fiscal 2017. The Company does not expect the new guidance to have an impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This update is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company does not expect the new guidance to have an impact on its consolidated financial statements.

3.Business Combinations

On June 29, 2015, the Company completed the acquisition of Sheplers, a western lifestyle company with 25 retail locations across the United States and an e-commerce business, for a purchase price of $147.0 million (which included assumption of certain indebtedness), subject to customary adjustments (the “Sheplers Acquisition”). The primary reason for the acquisition of Sheplers was to expand its retail operations into new and existing markets and grow the Company’s e-commerce business and omni-channel capability.

The Company funded the acquisition by refinancing approximately $172.0 million of its and Sheplers’ existing indebtedness in part with an initial borrowing of $57.0 million under a new $125.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and a $200.0 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) is agent. Borrowings under the new credit agreements were also used to pay costs and expenses related to the acquisition and the closing of the new credit agreements, and may be used for working capital and other general corporate purposes.

The acquisition-date fair value of the consideration transferred totaled $149.3 million, which consisted of $147.0 million in cash and $2.3 million of a preliminary working capital adjustment, cash acquired and other adjustments. The total fair value of consideration transferred for the acquisition was allocated to the preliminary net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The Company’s allocation of the purchase price is preliminary as it is still finalizing the amounts related to identifiable intangible assets, inventories, fixed assets, accrued liabilities and the effects of income taxes resulting from the transaction. Any measurement period adjustments will be recorded retrospectively to the acquisition date.  The excess of the purchase price over the preliminary net tangible and intangible assets was recorded as goodwill.  The goodwill is not deductible for income tax purposes.  The intangible assets are not expected to be deductible for income tax purposes. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets.

The fair value of each intangible and fixed asset acquired through the Sheplers Acquisition was measured in accordance with ASC 820. Customer lists, furniture, fixtures, office equipment, leasehold improvements, computer equipment and warehouse equipment were all valued using the cost approach. The trade name was valued under the royalty savings income approach method and inventory was valued under the comparative sales method. All operating leases, below-market leases, capital leases and financing obligations were valued under either the cost or income approach. Such fair values were determined using Level 3 inputs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price:

At June 29, 2015
Assets acquired:	(in thousands)
Cash	$2,762
Accounts receivable	1,792
Inventory	30,436
Prepaid expenses and other current assets	18,891
Property and equipment	10,744
Properties under capital lease and financing transactions	10,528
Intangible - below-market leases	500
Intangible - trade name	9,200
Intangible - customer lists	488
Goodwill	98,818
Other assets	128
Total assets acquired	$184,287

Liabilities assumed:
Accounts payable	$14,554
Accrued liabilities and other payables	5,065
Accrued customer liabilities	1,318
Deferred tax liability	1,226
Capital lease and financing transactions	8,853
Other liabilities	3,968
Total liabilities assumed	34,984
Net Assets acquired	$149,303

 Definite-lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The period of amortization for below-market leases is 8 to 12 years and for customer lists is three years.  The trade name is an indefinite-lived intangible asset and is not amortized but instead is measured for impairment at least annually, or when events indicate that impairment may exist.

The Company incurred $0.9 million of acquisition-related costs, which are expensed in “Acquisition-related expenses” in the condensed consolidated statement of operations for the six months ended September 26, 2015.

The amount of net revenue and net loss of Sheplers included in the Company’s unaudited condensed consolidated statements of operations subsequent to the June 29, 2015 acquisition date was as follows:

Thirteen and
Twenty-Six Weeks Ended
September 26,
2015
(in thousands)

Net sales	$32,125
Net loss	$(4,537)

Supplemental Pro Forma Data

The as adjusted net sales and net loss below give effect to the Sheplers Acquisition as if it had been consummated on March 30, 2014, the first day of the Company’s 2015 fiscal year. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Sheplers to reflect the effects of amortization of purchased intangible assets and acquired inventory valuation step-down,  refinanced debt and capital lease and financing transactions as of March 30, 2014 in order to complete the acquisition, and income tax expense. The adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. Pre-acquisition net sales and net loss numbers for Sheplers are derived from their books and records prepared prior to the acquisition. This as adjusted data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the date noted above.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
(in thousands)
As adjusted net sales	$129,712	$117,227	$258,644	$229,851
As adjusted net loss	$(2,368)	$(1,039)	$(4,680)	$(510)

4.Intangible Assets, Net

Net intangible assets as of September 26, 2015 and March 28, 2015 consisted of the following:

	September 26, 2015
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Trademarks	$2,490	$(2,490)	$—	0.9
Customer lists	7,788	(5,293)	2,495	4.9
Non-compete agreements	1,380	(922)	458	4.7
Below-market leases	5,818	(1,970)	3,848	9.7
Total definite lived	17,476	(10,675)	6,801
Trademarks—indefinite lived	59,395	—	59,395
Total intangible assets	$76,871	$(10,675)	$66,196

	March 28, 2015
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Trademarks	$2,490	$(2,490)	$—	0.9
Customer lists	7,300	(4,473)	2,827	5.0
Non-compete agreements	1,380	(788)	592	4.7
Below-market leases	5,318	(1,706)	3,612	10.4
Total definite lived	16,488	(9,457)	7,031
Trademarks—indefinite lived	50,100	—	50,100
Total intangible assets	$66,588	$(9,457)	$57,131

Amortization expense for intangible assets totaled $0.6 million for the thirteen weeks ended September 26, 2015 and $0.7 million for the thirteen weeks ended September 27, 2014, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled $1.2 million for the twenty-six weeks ended September 26, 2015 and $1.3 million for the twenty-six weeks ended September 27, 2014, and is included in selling, general and administrative expenses.

As of September 26, 2015, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)

2016	$1,264
2017	1,990
2018	995
2019	531
2020	396
Thereafter	1,625
Total	$6,801

The entire change in goodwill from March 28, 2015 to September 26, 2015 resulted from the purchase of Sheplers. The Company performs its annual goodwill impairment test on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. As of September 26, 2015, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances.

5.Revolving Credit Facilities and Long-Term Debt

On June 29, 2015, the Company, as guarantor, and its wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced the $150.0 million credit facility with Wells Fargo Bank, N.A. (“February 2015 Wells Fargo Credit Facility”) with the $125.0 million June 2015 Wells Fargo Revolver and the $200.0 million 2015 Golub Term Loan. Borrowings under the new credit agreements were also used to pay costs and expenses related to the Sheplers Acquisition and the closing of the new credit agreements, and may be used for working capital and other general corporate purposes.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%.  The applicable margin will be calculated based on a pricing grid that will in each case be linked to quarterly average excess availability.  For LIBOR Loans, the applicable margin will be in the range of 1.00% to 1.25%, and for base rate loans it will be between 0.00% and 0.25%.  The Company will also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.  The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments beginning on September 25, 2015 and ending on June 29, 2020, the maturity date. Total interest expense incurred in the thirteen weeks ended September 26, 2015 on the June 2015 Wells Fargo Credit Facility was $0.3 million and the weighted average interest rate at September 26, 2015 was 1.68%.

Borrowings under the 2015 Golub Term Loan will bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans.  The base rate will be calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%.  The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans.  The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments beginning on September 25, 2015 and ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the thirteen weeks ended September 26, 2015 on the 2015 Golub Term Loan was $2.8 million and the weighted average interest rate at September 26, 2015 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio to be at least 1.00:1.00 during such times as a covenant trigger event shall exist.  The terms of the 2015 Golub Term Loan will require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio of 5.25:1.00 (with step downs to 4.00:1.00 as provided for in the 2015 Golub Term Loan). The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth in the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan. For financial accounting purposes, the requirement for the Company to pay a higher interest rate in the event of default is an embedded derivative. As of September 26, 2015, the fair value of these embedded derivatives was estimated and was not significant.

Debt Issuance Costs and Debt Discount

Upon issuance of the note payable on February 23, 2015, the Company paid $1.4 million of transaction fees in connection with the February 2015 Wells Fargo Credit Facility. These transaction fees were paid to both Wells Fargo and other advisors via a reduction in the proceeds from the February 2015 Wells Fargo Credit Facility and were accounted for as debt issuance costs and a debt discount at March 28, 2015. On June 29, 2015, the note payable was repaid when the new financing was obtained, and the $1.4 million remaining debt issuance costs and debt discounts were written off to interest expense.

Debt issuance costs totaling $0.8 million were incurred under the June 2015 Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $5.4 million were incurred under the 2015 Golub Term Loan and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheet. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	September 26,	March 28,
	2015	2015
(in thousands)
Term Loan	$199,500	$75,000
Unamortized value of the debt issuance costs and debt discount(1)	(5,363)	(1,374)
Net carrying value	$194,137	$73,626

(1)

Includes the reclassification of debt issuance costs of $0.1 million from “Prepaid and other current assets” and $0.5 million from “Other assets” at March 28, 2015 as a result of the Company adopting ASU 2015-03. See Note 1.

Total amortization expense of $0.3 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen and twenty-six weeks ended September 26, 2015.

$150 Million Credit Facility (Wells Fargo Bank, N.A.)

On February 23, 2015, the Company and Boot Barn, Inc., the Company’s wholly-owned primary operating subsidiary, entered into the February 2015 Wells Fargo Credit Facility, which consisted of a $75.0 million revolving credit facility, including a $5.0 million sub-limit for letters of credit, and a $75.0 million term loan, and also provided the Company with the ability to incur additional incremental term loans of up to $50.0 million, provided that certain conditions were met, including compliance with certain covenants. On June 29, 2015, the Company repaid all outstanding borrowings under the February 2015 Wells Fargo Credit Facility and terminated such facility in connection with the refinancing discussed above.

Total interest expense incurred in the twenty-six weeks ended September 26, 2015 on the February 2015 Wells Fargo Credit Facility was $0.8 million and the weighted average interest rate at September 26, 2015 was 4.09%.

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

Term Loan Due May 2019 (Golub Capital LLC)

The Company entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to term loan and security agreement dated September 23, 2013 (the “2013 Golub Loan”). On April 14, 2014, the Company entered into an amended and restated term loan and security agreement for the 2013 Golub Loan. The amended and restated loan and security agreement increased the borrowings on the 2013 Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 6, “Stock-Based Compensation”. On November 5, 2014, the Company amended the 2013 Golub Loan to reduce the applicable LIBOR Floor from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%.  Total interest expense incurred on the 2013 Golub Loan for the thirteen and twenty-six weeks ended September 27, 2014 was $2.3 million and $4.5 million, respectively.

On November 5, 2014, the Company used $81.9 million of the net proceeds from the IPO to repay a portion of the principal balance on the 2013 Golub Loan. The Company incurred a pre-payment penalty of $0.6 million and accelerated amortization of debt issuance costs of $1.7 million, which was recorded to interest expense.

On February 23, 2015, proceeds from the February 2015 Wells Fargo Credit Facility were used to pay the entire $47.3 million outstanding balance of the 2013 Golub Loan. The Company incurred prepayment penalties of $1.1 million to the lenders under the Company’s prior credit facilities. Total debt issuance costs from the PNC Line of Credit and the 2013 Golub Loan of $1.4 million were written off to interest expense.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s line of credit and long-term debt as of September 26, 2015 are as follows:

Fiscal year	(in thousands)

2016	$1,000
2017	2,000
2018	2,000
2019	2,000
2020	2,000
Thereafter	259,518
Total	$268,518

6.Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors to purchase up to a total of 3,750,000 shares of common stock. As of September 26, 2015, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

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

Pro Rata Cash Dividend, Cash Payment to Holders of Vested Options and Adjustment to Exercise Price of Unvested Options

On April 11, 2014, the Company declared and subsequently paid a pro rata cash dividend to its stockholders totaling $39.9 million, made a cash payment of $1.4 million to holders of vested options, and lowered the exercise price of 1,918,550 unvested options by $2.00 per share. The cash payments totaling $41.3 million reduced retained earnings to zero and reduced additional paid-in capital by $39.7 million. The 2011 Plan has nondiscretionary anti-dilution provisions that require the fair value of the option awards to be equalized in the event of an equity restructuring. Consequently, the board of directors of the Company was obligated under the anti-dilution provisions to approve the reduction of the exercise price on the unvested options and make the cash payment to the holders of vested options. No incremental stock-based compensation expense was recognized for the dividend for the vested options or reduction in exercise price of the unvested options.

Non-Qualified Stock Options

During the thirteen weeks ended September 26, 2015, the Company granted certain members of management options to purchase a total of 10,540 shares under the 2014 Plan.  The total grant date fair value of stock options granted during the thirteen weeks ended September 26, 2015 was $0.1 million, with a  grant date fair value of $11.52 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise price of these awards was $32.02 per share.

During the twenty-six weeks ended September 26, 2015, the Company granted certain members of management options to purchase a total of 294,153 shares under the 2014 Plan. The total grant date fair value of stock options granted during the twenty-six weeks ended September 26, 2015 was $2.7 million, with grant date fair values ranging from $7.48 to $11.52 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $22.31 and $32.02 per share.

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

During the twenty-six weeks ended September 27, 2014, the Company granted certain members of management options to purchase a total of 237,500 shares of common stock under the 2011 Plan. The total grant date fair value of the stock options during the twenty-six weeks ended September 27, 2014 was $1.5 million, with grant date fair values ranging from $6.20 to $6.36 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $11.14 and $11.40 per share. No options were granted during the thirteen weeks ended September 27, 2014.

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

The fair values of stock options granted during the thirteen and twenty-six weeks ended September 26, 2015 and September 27, 2014 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	September 26,		September 27,	September 26,				September 27,
	2015		2014	2015				2014
Expected option term(1)	5.5	years	—			5.5	years			6.5	years
Expected volatility factor(2)	36.3%		—	33.3%	-	37.1%				56.2%
Risk-free interest rate(3)	1.6%		—	1.6%	-	2.0%		1.97%	-	2.03%
Expected annual dividend yield(4)	0%		—			0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.

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

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share at September 26, 2015 was $17.71.

The following table summarizes the stock award activity for the twenty-six weeks ended September 26, 2015:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price(1)	Life (in Years)	Value
				(in thousands)
Outstanding at March 28, 2015	2,902,775	$7.56
Granted	294,153	$26.29
Exercised	(489,825)	$4.95		$10,289
Cancelled, forfeited or expired	(178,500)	$14.28
Outstanding at September 26, 2015	2,528,603	$9.77	7.1	$22,439
Vested and expected to vest after September 26, 2015	2,528,603	$9.77	7.1	$22,439
Exerciseable at September 26, 2015	700,280	$7.53	6.5	$7,131

(1)The grant date weighted-average exercise price reflects the reduction of the exercise price by $2.00 per share for the 1,918,550 unvested options in connection with the April 2014 dividend discussed above.

A summary of the status of non-vested stock options as of September 26, 2015 including changes during the twenty-six weeks ended September 26, 2015 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 28, 2015	1,800,170	$4.57
Granted	294,153	$9.92
Vested	(87,500)	$6.58
Nonvested shares forfeited	(178,500)	$4.29
Nonvested at September 26, 2015	1,828,323	$5.13

Restricted Stock

During the thirteen and twenty-six weeks ended September 26, 2015, the Company granted 2,655 and 46,201 restricted stock units, respectively, to various employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The grant date fair value of these awards for the thirteen and twenty-six weeks ended September 26, 2015 totaled $0.1 million and $1.3 million, respectively. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

No restricted stock units or restricted stock awards were granted during the thirteen and twenty-six weeks ended September 27, 2014.

Stock-Based Compensation Expense

Stock-based compensation expense was $0.7 million and $0.5 million for the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively. Stock-based compensation expense was $1.4 million and $0.9 million for the twenty-six weeks ended September 26, 2015 and September 27, 2014, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively. Stock-based compensation expense of $0.2 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the twenty-six weeks ended September 26, 2015 and September 27, 2014, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of September 26, 2015, there was $7.9 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 3.42 years. As of September 26, 2015, there was $1.6 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 4.37 years.

7.Commitments and Contingencies

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

8. Capital Lease and Financing Transactions

As of September 26, 2015, the Company had non-cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements totals $1.0 million.

The Company acquired two retail stores, one distribution center facility and land as part of the Sheplers Acquisition.  On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease has a 20-year term expiring in 2027 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of September 26, 2015 totals $7.9 million.

The total liability under capital lease and financing transactions is $8.9 million and is included as capital lease obligations in the condensed consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The interest rates range from 4.25% to 10.44%.

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	September 26,	March 28,
	2015	2015
(in thousands)
Buildings	$7,588	$—
Land	2,530	—
Site Improvements	410	—
Equipment	91	91
	10,619	91
Less: accumulated depreciation	(212)	(20)
Property and equipment, net	$10,407	$71

As of September 26, 2015, future minimum capital lease and financing transaction payments are as follows:

Fiscal year	(in thousands)

2016	$634
2017	1,270
2018	1,276
2019	1,296
2020	1,321
Thereafter	9,654
Total	15,451
Less: Imputed interest	(6,594)
Present value of capital leases and financing transaction	8,857
Less: Current capital leases and financing transaction	(363)
Noncurrent capital leases and financing transaction	$8,494

9.Income Taxes

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

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The income tax rate was 38.3% and 39.8% for the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively, and 21.8% and 44.2% for the twenty-six weeks ended September 26, 2015 and September 27, 2014, respectively. The effective tax rates for the thirteen and twenty-six weeks ended September 26, 2015 is lower than the comparable period in fiscal 2014 due to discrete items that increased taxes for the thirteen and twenty-six weeks ended September 27, 2014 compared to discrete items that decreased taxes for the thirteen and twenty-six weeks ended September 26, 2015, partially offset by non-deductible Sheplers’ acquisition costs and increases in the blended state tax rate. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 26, 2015 and March 28, 2015, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At September 26, 2015, the Company was informed that the Internal Revenue Service will be auditing the fiscal 2015 tax year.

10.Related Party Transactions

Leases and Other Transactions

The Company has a lease agreement for one of its stores at a location owned by one minority stockholder of the Company. The Company paid less than $0.1 million for this lease during the thirteen and twenty-six weeks ended September 26, 2015 and September 27, 2014.  These lease payments are included in cost of goods sold in the condensed consolidated statements of operations.

11.Earnings Per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards, are assumed to be used by the Company to purchase the common shares at the average market price during the period. Dilutive potential shares of common stock represent outstanding stock options. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

As discussed in Note 6, “Stock-Based Compensation”, holders of vested stock options received a cash payment of $1.4 million during the twenty-six weeks ended September 27, 2014, which the Company deducted from net income to determine the net income available for common stockholders when calculating earnings per share.

The components of basic and diluted (loss)/earnings per share of common stock, in aggregate, for the thirteen and twenty-six weeks ended September 26, 2015 and September 27, 2014 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
(in thousands, except per share data)
Net (loss)/income attributed to Boot Barn Holdings, Inc.	$(3,343)	$944	$(1,072)	$2,353
Less: Cash payment to holders of vested options	—	—	—	(1,443)
Net (loss)/income available for common stockholders	$(3,343)	944	$(1,072)	910
Weighted average basic shares outstanding	26,159	19,929	26,012	19,539
Dilutive effect of stock options	—	623	—	582
Weighted average diluted shares outstanding	26,159	20,552	26,012	20,121
Basic (loss)/earnings per share	$(0.13)	$0.05	$(0.04)	$0.05
Diluted (loss)/earnings per share	$(0.13)	$0.05	$(0.04)	$0.05

Options to purchase 2,528,603 shares and 350,000 shares of common stock were outstanding during the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase 2,528,603 shares and 599,463 shares of common stock were outstanding during the twenty-six weeks ended September 26, 2015 and September 27, 2014, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed with the SEC on May 29, 2015 (the “Fiscal 2015 10-K”), those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Overview

Management believes that Boot Barn is the largest and fastest-growing lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of September 26, 2015, we operated 201 stores in 29 states, as well as an e-commerce channel, including both bootbarn.com and sheplers.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of approximately 200 brands and more than 1,500 styles on average, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are less impacted by changing fashion trends.

We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers, and as a result, many of our customers make purchases in both the western and work wear sections of our stores. We target a broad and growing demographic, ranging from passionate western and country enthusiasts, to workers seeking dependable, high-quality footwear and apparel. Our broad geographic footprint, which comprises more than twice as many stores as our nearest direct competitor that sells primarily western and work wear, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Reorganization

As of June 8, 2014, WW Top Investment Corporation held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. Boot Barn Holding Corporation held all of the outstanding shares of common stock of Boot Barn, Inc., which is our primary operating subsidiary. To simplify our organizational structure, we completed the Reorganization on June 9, 2014, whereby WW Holding Corporation was merged with and into WW Top Investment Corporation and then Boot Barn Holding Corporation was merged with and into WW Top Investment Corporation. As a result of this Reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of WW Top Investment Corporation, and the minority stockholders that formerly held 5.0% of Boot Barn Holding Corporation became holders of 5.0% of WW Top Investment Corporation. The legal name of WW Top Investment Corporation was subsequently changed to Boot Barn Holdings, Inc.

Amendment of Certificate of Incorporation

On October 19, 2014, our board of directors authorized the amendment of our certificate of incorporation to increase the number of shares that we are authorized to issue to 100,000,000 shares of common stock, par value $0.0001 per share. In addition, the amendment of the certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and effect a 25-for-1 stock split of our outstanding common stock. The amendment became effective on October 27, 2014. Accordingly, all common share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the increase in authorized shares and the 25-for-1 stock split as though it had occurred at the beginning of the initial period presented.

Initial Public Offering

On October 29, 2014, we commenced our initial public offering (“IPO”) of 5,000,000 shares of our common stock. In addition, on October 31, 2014, the underwriters of the IPO exercised their option to purchase an additional 750,000 shares of common stock from us. As a result, 5,750,000 shares of common stock were issued and sold by us at a price of $16.00 per share.

Sheplers Acquisition

On June 29, 2015, the Company completed the acquisition of Sheplers, a western lifestyle company with 25 retail locations across the United States and an e-commerce business, for a purchase price of $147.0 million (which included assumption of certain indebtedness), subject to customary adjustments.

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

Net sales

Net sales reflect revenue from the sale of our merchandise at retail locations, as well as sales of merchandise through our e-commerce websites. We recognize revenue upon the purchase of merchandise by customers at our stores and upon delivery of the product in the case of our e-commerce websites. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to our customers. Net sales are net of returns on sales during the period as well as an estimate of returns and award redemptions expected in the future stemming from current period sales. Revenue from the sale of gift cards is deferred until the gift cards are used to purchase merchandise.

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

acquired stores are added to same store sales beginning on the later of (a) the applicable acquisition date and (b) the first day of the first fiscal month after the store has been open for at least 13 full fiscal months regardless of whether the store has been operated under our management or predecessor management.

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

In addition to retail store sales, same store sales also includes e-commerce sales, e-commerce shipping and handling revenue and actual retail store or e-commerce sales returns. We exclude gift card escheatment, provision for sales returns and estimated future loyalty award redemptions from sales in our calculation of net sales per store.

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

New store openings

New store openings reflect the number of stores, excluding acquired stores, that are opened during a particular reporting period. In connection with opening new stores, we incur pre-opening costs. Pre-opening costs consist of costs incurred prior to opening a new store and primarily consist of manager and other employee payroll, travel and training costs, marketing expenses, initial opening supplies and costs of transporting initial inventory and certain fixtures to store locations, as well as occupancy costs incurred from the time that we take possession of a store site to the opening of that store. Occupancy costs are included in cost of goods sold and the other pre-opening costs are included in selling, general and administrative (“SG&A”) expenses. All of these costs are expensed as incurred.

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

Our gross profit generally follows changes in net sales. We regularly analyze the components of gross profit, as well as gross profit as a percentage of net sales. Specifically, we examine the initial markup on purchases, markdowns and reserves, shrinkage, buying costs, distribution costs and occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or in inventory shrinkage, or a significant increase in freight and other inventory acquisition costs, could have an adverse impact on our gross profit and results of operations.

Gross profit is also impacted by shifts in the proportion of sales of our private brand products compared to third-party brand products, as well as by sales mix changes within and between brands and major product categories such as footwear, apparel or accessories.

Selling, general and administrative expenses

Our SG&A expenses are composed of labor and related expenses, other operating expenses and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

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

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-based compensation, legal, accounting, and other compliance-related expenses associated with being a public company and increases resulting from growth in the number of our stores.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and unusual or non-recurring costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition-related integration costs, amortization of inventory fair value adjustment, and loss on disposal of assets and contract termination costs. See “Results of Operations” below for a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA (or some variations thereof) for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measures.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 of our consolidated financial statements included in the Fiscal 2015 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2015 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2015 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The fiscal year ending on March 26, 2016 (“fiscal 2016”) and the fiscal year ended on March 28, 2015 (“fiscal 2015”), each consists of 52 weeks. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
(dollars in thousands)	2015	2014	2015	2014

Consolidated Statements of Operations Data (Unaudited):
Net sales	$129,712	$86,384	$225,712	$168,881
Cost of goods sold	94,064	58,631	159,285	114,238
Amortization of inventory fair value adjustment	(225)	—	(225)	—
Total cost of goods sold	93,839	58,631	159,060	114,238
Gross profit	35,873	27,753	66,652	54,643
Operating expenses:
Selling, general and administrative expenses	36,284	23,371	61,337	44,868
Acquisition-related expenses	—	—	891	—
Total operating expenses	36,284	23,371	62,228	44,868
(Loss)/income from operations	(411)	4,382	4,424	9,775
Interest expense, net	5,003	2,821	5,794	5,578
Other income, net	—	7	—	25
(Loss)/income before income taxes	(5,414)	1,568	(1,370)	4,222
Income tax (benefit)/expense	(2,071)	624	(298)	1,865
Net (loss)/income	$(3,343)	$944	$(1,072)	$2,357

Percentage of Net Sales (Unaudited):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.5%	67.9%	70.6%	67.6%
Amortization of inventory fair value adjustment	(0.2)%	—%	(0.1)%	—%
Total cost of goods sold	72.3%	67.9%	70.5%	67.6%
Gross profit	27.7%	32.1%	29.5%	32.4%
Operating expenses:
Selling, general and administrative expenses	28.0%	27.1%	27.2%	26.6%
Acquisition-related expenses	—%	—%	0.4%	—%
Total operating expenses	28.0%	27.1%	27.6%	26.6%
(Loss)/income from operations	(0.3)%	5.1%	1.9%	5.8%
Interest expense, net	3.9%	3.3%	2.6%	3.3%
Other income, net	—	—%	—%	—
(Loss)/income before income taxes	(4.2)%	1.8%	(0.7)%	2.5%
Income tax (benefit)/expense	(1.6)%	0.7%	(0.1)%	1.1%
Net (loss)/income	(2.6)%	1.1%	(0.6)%	1.4%

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net (loss)/income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands)	2015	2014	2015	2014
EBITDA Reconciliation (Unaudited):
Net (loss)/income	$(3,343)	$944	$(1,072)	$2,357
Income tax (benefit)/expense	(2,071)	624	(298)	1,865
Interest expense, net	5,003	2,821	5,794	5,578
Depreciation and intangible asset amortization	3,292	2,074	5,929	4,132
EBITDA	2,881	6,463	10,353	13,932
Non-cash stock-based compensation(a)	730	478	1,382	920
Non-cash accrual for future award redemptions(b)	88	(51)	(160)	(235)
Acquisition-related expenses(c)	—	—	891	—
Acquisition-related integration and reorganization costs(d)	5,368	—	5,368	—
Amortization of inventory fair value adjustment(e)	(225)	—	(225)	—
Loss on disposal of assets and contract termination costs(f)	1,042	24	1,053	86
Other due diligence expenses(g)	—	864	—	864
Adjusted EBITDA	$9,884	$7,778	$18,662	$15,567

(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Includes direct costs and fees related to the Sheplers Acquisition that was completed on June 29, 2015.
(d)

Represents certain store integration, remerchandising, inventory obsolescence and corporate consolidation costs incurred in connection with the integration of Sheplers, which we acquired in June 2015. Includes an adjustment to normalize the gross margin impact of sales of discontinued inventory from Sheplers, which was sold at a discount. The adjustment assumes such inventory was sold at Sheplers’ normalized margin rate.

(e)	Represents the amortization of purchase-accounting adjustments that decreased the value of inventory acquired to its fair value.
(f)	Represents loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.
(g)	Represents professional fees and expenses incurred in connection with a prior due diligence process of Sheplers.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Selected Store Data (unaudited):
Same Store Sales growth	0.1%	7.3%	2.4%	7.4%
Stores operating at end of period	201	158	201	158
Total retail store square footage, end of period (in thousands)	2,420	1,704	2,420	1,704
Average store square footage, end of period	12,041	10,783	12,041	10,783
Average net sales per store (in thousands)	$553	$523	$1,010	$1,025

Thirteen Weeks Ended September 26, 2015 Compared to Thirteen Weeks Ended September 27, 2014

Net sales. Net sales increased $43.3 million, or 50.2%, to $129.7 million for the thirteen weeks ended September 26, 2015 from $86.4 million for the thirteen weeks ended September 27, 2014. The increase in net sales was the result of contributions from recently acquired Sheplers, 25 new stores opened between the beginning of the third quarter of fiscal 2015 and the end of the second quarter of fiscal 2016, and an increase in same store sales at the core Boot Barn business of $1.3 million, or 1.6%.

Gross profit. Gross profit increased $8.1 million, or 29.3%, to $35.9 million for the thirteen weeks ended September 26, 2015 from $27.8 million for the thirteen weeks ended September 27, 2014. As a percentage of net sales, gross profit was 27.7% and 32.1% for the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively. The gross profit increase was a result of the addition of the Sheplers’ business and the opening of 25 new stores. The decline in gross profit rate during the thirteen weeks ended September 26, 2015, was primarily driven by the addition of the lower margin Sheplers’ business, increases in occupancy costs and depreciation expense associated with new store openings compared to the prior year period, an increase in acquisition-related integration costs of $2.3 million and contract termination costs of $0.4 million. The acquisition-related integration costs represent certain store integration, remerchandising, inventory obsolescence and corporate consolidation costs incurred in connection with the integration of Sheplers.

Selling, general and administrative expenses. SG&A expenses increased $12.9 million, or 55.3%, to $36.3 million for the thirteen weeks ended September 26, 2015 from $23.4 million for the thirteen weeks ended September 27, 2014. As a percentage of net sales, SG&A was 28.0% and 27.1% for the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively. The increase is primarily due to store-related costs, acquisition-related integration costs from the integration of Sheplers, contract termination costs, loss on disposal of assets and public company costs incurred during the thirteen weeks ended September 26, 2015. This increase was partially offset by costs associated with the due diligence process for Sheplers incurred during the thirteen weeks ended September 27, 2014.

Income/(loss) from operations. Loss from operations for the thirteen weeks ended September 26, 2015 totaled $0.4 million, a decrease of $4.8 million of income from operations for the thirteen weeks ended September 27, 2014. As a percentage of net sales, loss from operations was 0.3% for the thirteen weeks ended September 26, 2015, compared to income from operations as a percentage of net sales of 5.1% for the thirteen weeks ended September 27, 2014. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, increased 77.4% or $2.2 million, to $5.0 million for the thirteen weeks ended September 26, 2015 from $2.8 million for the thirteen weeks ended September 27, 2014. The increase in interest expense, net was primarily because of our higher outstanding debt balance, higher interest rates and the $1.4 million write off of debt issuance costs and debt discounts for the thirteen weeks ended September 26, 2015 compared to the thirteen weeks ended September 27, 2014.

Income tax expense/(benefit). Income tax expense decreased $2.7 million, to a tax benefit of $2.1 million for the thirteen weeks ended September 26, 2015 from $0.6 million of income tax expense for the thirteen weeks ended September 27, 2014. The decrease in our income tax expense results from the $7.0 million decrease in loss before income taxes for the thirteen weeks ended September 26, 2015 as compared to the thirteen weeks ended September 27, 2014. Our effective tax rate was 38.3% and 39.8% for the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively. The lower effective tax rate for the thirteen weeks ended September 26, 2015 compared to the thirteen weeks ended September 27, 2014 was due to discrete items that increased taxes for the thirteen weeks ended September 27, 2014 compared to discrete items that decreased taxes for the thirteen weeks ended September 26, 2015, partially offset by non-deductible Sheplers’ acquisition costs and increases in the blended state tax rate.

Net income/(loss). Net income decreased $4.2 million, from $0.9 million for the thirteen weeks ended September 27, 2014 to a net loss of $3.3 million for the thirteen weeks ended September 26, 2015. The decrease in net income to a net loss was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased $2.1 million, or 27.1%, to $9.9 million for the thirteen weeks ended September 26, 2015 from $7.8 million for the thirteen weeks ended September 27, 2014. The increase was primarily a result of the additional adjusted EBITDA contributions from the acquired Sheplers business, twenty-five new stores that opened between the beginning of the third quarter of fiscal year 2015 and the end of the second quarter of fiscal year 2016 and an increase in same store sales at the core Boot Barn business. These increases were partially offset by additions to SG&A required to support the expanded business operations and increased costs associated with being a public company.

Twenty-Six Weeks Ended September 26, 2015 Compared to Twenty-Six Weeks Ended September 27, 2014

Net sales. Net sales increased $56.8 million, or 33.7%, to $225.7 million for the twenty-six weeks ended September 26, 2015 from $168.9 million for the twenty-six weeks ended September 27, 2014. The increase in net sales was the result of contributions from recently acquired Sheplers, 25 new stores opened between the beginning of the third quarter of fiscal 2015 and the end of the second quarter of fiscal 2016, and an increase in same store sales at the core Boot Barn business of $5.9 million, or 3.6%.

Gross profit. Gross profit increased $12.1 million, or 22.0%, to $66.7 million for the twenty-six weeks ended September 26, 2015 from $54.6 million for the twenty-six weeks ended September 27, 2014. As a percentage of net sales, gross profit was 29.5% and 32.4% for the twenty-six weeks ended September 26, 2015 and September 27, 2014, respectively. The gross profit increase was a result of the addition of the Sheplers’ business and the opening of 25 new stores. Gross profit rate was lower primarily due to the addition of the lower margin Sheplers’ business, increases in store occupancy costs and depreciation expense associated with new store openings compared to the prior year period, an increase in acquisition-related integration costs of $2.3 million and contract termination costs of $0.4 million. The acquisition-related integration costs represent certain store integration, remerchandising, inventory obsolescence and corporate consolidation costs incurred in connection with the integration of Sheplers.

Selling, general and administrative expenses. SG&A expenses increased $16.4 million, or 36.7%, to $61.3 million for the twenty-six weeks ended September 26, 2015 from $44.9 million for the twenty-six weeks ended September 27, 2014. As a percentage of net sales, SG&A was 27.2% and 26.6% for the twenty-six weeks ended September 26, 2015 and September 27, 2014, respectively. The increase is primarily due to store-related costs, acquisition-related integration costs from the integration of Sheplers, contract termination costs, loss on disposal of assets and public company costs.

Acquisition-related expenses. Acquisition-related expenses for the twenty-six weeks ended September 26, 2015 were $0.9 million, which relate to the Sheplers Acquisition. See Note 3, Business Combinations, to our unaudited financial statements included in this Quarterly Report, for further discussion of the Sheplers’ Acquisition.

Income from operations. Income from operations decreased $5.4 million, or 54.7%, to $4.4 million for the twenty-six weeks ended September 26, 2015 from $9.8 million for the twenty-six weeks ended September 27, 2014. As a percentage of net sales, income from operations was 1.9% and 5.8% for the twenty-six weeks ended September 26, 2015 and September 27, 2014, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, increased $0.2 million, or 3.9%, to $5.8 million for the twenty-six weeks ended September 26, 2015 from $5.6 million for the twenty-six weeks ended September 27, 2014. The increase in interest expense, net was primarily because of a higher outstanding debt balance and the higher write off of debt issuance costs and debt discounts offset by lower interest rates and the lower prepayment penalty for the twenty-six weeks ended September 26, 2015 compared to the twenty-six weeks ended September 27, 2014.

Income tax expense/(benefit). Income tax expense decreased $2.2 million, or 116.0%, to a tax benefit $0.3 million for the twenty-six weeks ended September 26, 2015 from $1.9 million of income tax expense for the twenty-six weeks ended September 27, 2014. The decrease in our income tax expense results from the $5.6 million decrease in income before income taxes for the twenty-six weeks ended September 26, 2015 as compared to the twenty-six weeks ended September 27, 2014. Our effective tax rate was 21.8% and 44.2% for the twenty-six weeks ended September 26, 2015 and September 27, 2014, respectively. The lower effective tax rate for the twenty-six weeks ended September 26, 2015 compared to the twenty-six weeks ended September 27, 2014 was due to discrete items that increased taxes for the twenty-six weeks ended September 27, 2014 compared to discrete items that decreased taxes for the twenty-six weeks ended September 26, 2015, partially offset by non-deductible Sheplers’ acquisition costs and increases in the blended state tax rate.

Net income/(loss). Net income decreased $3.4 million, from $2.4 million for the twenty-six weeks ended September 27, 2014 to a net loss of $1.1 million for the twenty-six weeks ended September 26, 2015.  The decrease in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased $3.1 million, or 19.9%, to $18.7 million for the twenty-six weeks ended September 26, 2015 from $15.6 million for the twenty-six weeks ended September 27, 2014. The increase was primarily a result of the additional adjusted EBITDA contributions from the acquired Sheplers business, twenty-five new stores that opened between the beginning of the third quarter of fiscal year 2015 and the end of the second quarter of fiscal year 2016 and an increase in same store sales at the core Boot Barn business. These increases were partially offset by additions to SG&A required to support the expanded business operations and increased costs associated with being a public company.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash usage from operations decreased in the twenty-six weeks ended September 26, 2015 as compared to the twenty-six weeks ended September 27, 2014, primarily as a result of a decrease in prepaid expenses and other current assets in the current year compared to an increase in prepaid expenses and other current assets in the prior year. The decrease in prepaid expenses and other current assets was primarily attributable to prepaid IPO costs and prepaid rent incurred in the twenty-six weeks ended September 27, 2014, that were not incurred in the twenty-six weeks ended September 26, 2015.

During the twenty-six weeks ended September 26, 2015, we used $166.2 million in investing activities, primarily related to the purchase of Sheplers, capital expenditures related to the acquired Sheplers’ stores and consolidation of our warehouses and a portion of our current distribution center into our new distribution center.  We are planning to continue to open new stores, remodel and refurbish our existing stores at a greater rate than we have typically done in the past, remodel and rebrand stores acquired in the Sheplers Acquisition, and make improvements to our information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2016 will be approximately $33.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

Revolving Credit Facility (PNC Bank, N.A.)

On December 11, 2011, we obtained a collateral-based revolving line of credit with PNC Bank, N.A. (the “PNC Line of Credit”), which we amended on August 31, 2012 and May 31, 2013. The PNC Line of Credit included a $5.0 million sub-limit for letters of credit. On April 15, 2014, we amended the PNC Line of Credit to increase the borrowing capacity from $60.0 million to up to $70.0 million. The available borrowing under the PNC Line of Credit was based on the collective value of eligible inventory and credit card receivables multiplied by specific advance rates. Total interest expense incurred on the PNC Line of Credit for the thirteen and twenty-six weeks ended September 27, 2014 was $0.3 million and $0.6 million, respectively. On February 23, 2015, the proceeds from the February 2015 Wells Fargo Credit Facility were used to pay the entire $50.8 million outstanding balance of the PNC Line of Credit.

Term Loan Due May 2019 (Golub Capital LLC)

We entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to term loan and security agreement dated September 23, 2013 (the “2013 Golub Loan”). On April 14, 2014, we entered into an amended and restated term loan and security agreement for the 2013 Golub Loan. The amended and restated loan and security agreement increased the borrowings on the 2013 Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 5, “Stock-Based Compensation” to our unaudited financial statements included in this Quarterly Report. On November 5, 2014, we amended the 2013 Golub Loan to reduce the applicable LIBOR Floor from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%. Total interest expense incurred on the Golub Loan was $2.3 million and $4.5 million for the thirteen and twenty-six weeks ended September 27, 2014, respectively.

On November 5, 2014, we used $81.9 million of the net proceeds from the IPO to repay a portion of the principal balance on the 2013 Golub Loan. We incurred a pre-payment penalty of $0.6 million and accelerated amortization of debt issuance costs of $1.7 million, which was recorded to interest expense.

On February 23, 2015, proceeds from the credit facility with Wells Fargo Bank, N.A. (“February 2015 Wells Fargo Credit Facility”) were used to pay the entire $47.3 million outstanding balance of the 2013 Golub Loan. We incurred prepayment penalties of $1.1 million to the lenders under our prior credit facilities. Total debt issuance costs from the PNC Line of Credit and the 2013 Golub Loan of $1.4 million were written off to interest expense.

$150 Million Credit Facility (Wells Fargo Bank, N.A.)

On February 23, 2015, we and Boot Barn, Inc., our wholly-owned primary operating subsidiary, entered into the February 2015 Wells Fargo Credit Facility, which consisted of a $75.0 million revolving credit facility, including a $5.0 million sub-limit for letters of credit, and a $75.0 million term loan, and also provided us with the ability to incur additional incremental term loans of up to $50.0 million, provided that certain conditions are met, including compliance with certain covenants. On June 29, 2015, we repaid all outstanding borrowings under the February 2015 Wells Fargo Credit Facility and terminated such facility in connection with the refinancing discussed below.

Total interest expense incurred in the twenty-six weeks ended September 26, 2015 on the February 2015 Wells Fargo Credit Facility was $0.8 million and the weighted average interest rate at September 26, 2015 was 4.09%.

June 2015 Wells Fargo Revolver and Golub Term Loan

On June 29, 2015, we, as guarantor, and our wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced our $150 million February 2015 Wells Fargo Credit Facility with a new $125 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and a $200 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) is agent. Borrowings under the new credit agreements were also used to pay costs and expenses related to the acquisition and the closing of the new credit agreements, and may be used for working capital and other general corporate purposes.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%.  The applicable margin will be calculated based on a pricing grid that will in each case be linked to quarterly average excess availability.  For LIBOR Loans, the applicable margin will be in the range of 1.00% to 1.25%, and for base rate loans it will be between 0.00% and 0.25%.  We will also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.  The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments beginning on September 25, 2015 and ending on June 29, 2020, the maturity date. Total interest expense incurred in the thirteen weeks ended September

26, 2015 on the June 2015 Wells Fargo Revolver was $0.3 million and the weighted average interest rate at September 26, 2015 was 1.68%.

Borrowings under the 2015 Golub Term Loan will bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base bate plus an applicable margin for base rate loans.  The base rate will be calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%.  The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans.  The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments beginning on September 25, 2015 and ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due for each quarter. Total interest expense incurred in the thirteen weeks ended September 26, 2015 on the 2015 Golub Term Loan was $2.8 million and the weighted average interest rate at September 26, 2015 was 5.5%.

All obligations under each of the 2015 Golub Term Loan and the June 2015 Wells Fargo Revolver are unconditionally guaranteed by us and each of our direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the 2015 Golub Term Loan or the June 2015 Wells Fargo Revolver, as applicable.

The priority with respect to collateral under each of the 2015 Golub Term Loan and the June 2015 Wells Fargo Revolver is subject to the terms of an intercreditor agreement among the Lenders under the 2015 Golub Term Loan and the June 2015 Wells Fargo Revolver.

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio to be at least 1.00:1.00 during such times as a covenant trigger event shall exist.  The terms of the 2015 Golub Term Loan will require us to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio of 5.25:1.00 (with step downs to 4.00:1.00 as provided for in the 2015 Golub Term Loan). The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth in the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan. For financial accounting purposes, the requirement for us to pay a higher interest rate in the event of default is an embedded derivative. As of September 26, 2015, the fair value of these embedded derivatives was estimated and was not significant.

As of September 26, 2015, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $7.5 million as of September 26, 2015 compared to $1.4 million as of March 28, 2015.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
	September 26,	September 27,
(in thousands)	2015	2014

Net cash (used in)/provided by :
Operating activities	$(4,382)	$(6,525)
Investing activities	(166,236)	(4,597)
Financing activities	176,628	11,385
Net increase in cash	$6,010	$263

Operating Activities

Net cash used in operating activities was $4.4 million for the twenty-six weeks ended September 26, 2015. The significant components of cash flows used in operating activities were a net loss of $1.1 million, the add-back of non-cash depreciation and amortization expense of $5.9 million, stock-based compensation expense of $1.4 million, amortization of deferred loan fees and debt discount of $1.7 million and the excess tax benefit related to the exercise of stock options of $3.6 million. Accounts payable and accrued expenses and other current liabilities increased by $7.3 million due to increases in acquisition-related integration accruals and increases in inventory purchases. Accounts receivable decreased by $1.2 million due to collections of accounts receivable balances and prepaid expenses and other current assets decreased by $1.6 million primarily due to a decrease in prepaid rent as a result of the timing of rent payments. The above was offset by an increase in other liabilities of $2.4 million due to landlord tenant improvement allowances, an increase of $1.6 million in other assets and an increase in inventories of $18.0 million due to the growth of the company.

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

Investing Activities

Net cash used in investing activities was $166.2 million for the twenty-six weeks ended September 26, 2015, which represents purchases of property and equipment during the period as well as the acquisition of the Sheplers business, net of cash acquired.

Net cash used in investing activities was $4.6 million for the twenty-six weeks ended September 27, 2014, which represents purchases of property and equipment during the period.

Financing Activities

Net cash provided by financing activities was $176.6 million for the twenty-six weeks ended September 26, 2015. We increased our loan borrowings by $200.9 million and our line of credit borrowings by $52.8 million. We paid $6.5 million of debt issuance fees related to these borrowings and repaid $76.6 million on our debt and capital lease obligations during the period. We also received $2.4 million from the exercise of stock options, and $3.6 million excess tax benefit from the exercise of those options.

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

Contractual Obligations

During the twenty-six weeks ended September 26, 2015, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Fiscal 2015 10-K other than those which occurred in the normal course of business and from the acquisition of Sheplers. For information on the impact of the acquisition of Sheplers and related debt refinancing, see Note 3, Business Combinations, Note 5, Revolving Credit Facilities and Long Term Debt, and Note 8, Capital Lease and Financing Transactions in the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on

Form 10-Q. We have additionally included below a schedule by year of our contractual cash obligations over the next several periods, which include the additional contractual obligations we have assumed as a result of the acquisition of Sheplers.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years

Capital lease and financing transaction obligations	$15,451	$634	$2,546	$3,962	$8,309
Operating lease obligations	203,382	29,048	57,092	62,527	54,715
Debt and line of credit	268,518	1,000	4,000	6,000	257,518
Interest expense on debt	66,501	6,781	24,218	23,778	11,724
Total	$553,852	$37,463	$87,856	$96,267	$332,266

Capital lease obligations relate to property and equipment leases that expire at various dates through fiscal 2023. The financing transaction obligation relates to the acquisition of two retail stores, one distribution center facility and land as part of the Sheplers Acquisition. The financing transaction lease has a 20-year term expiring in 2027 and includes renewal options and certain default provisions requiring us to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment.

We lease our stores, facilities and certain other equipment under non-cancelable operating leases. These include newly acquired operating leases as part of the Sheplers Acquisition, expire at various dates through fiscal 2028, and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. They also generally contain renewal provisions for varying periods. Our future operating lease obligations would change if we were to exercise these renewal provisions or if we were willing to enter into additional operating leases.

Debt consists of $199.5 million outstanding under our 2015 Golub Term Loan and $69.0 million outstanding under our June 2015 Wells Fargo Revolver as of September 26, 2015. Our 2015 Golub Term Loan provides for regularly scheduled principal payments beginning on September 25, 2015. Payments with respect to the June 2015 Wells Fargo Revolver are due on June 29, 2020.

Interest expense on debt consists of scheduled interest payments under our 2015 Golub Term Loan and June 2015 Wells Fargo Revolver. The interest expense relating to our 2015 Golub Term Loan was calculated using a 5.5% interest rate applied to the term loan balance of $199.5 million as of September 26, 2015. The interest expense relating to our June 2015 Wells Fargo Revolver was determined using a calculated weighted average interest rate of 1.7% applied to the revolving line of credit balance of $69.0 million on September 26, 2015, the last day of the fiscal quarter.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases and purchase obligations.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise generally applicable to public companies.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of September 26, 2015, we had $69.0 million in outstanding borrowings under our revolving credit facility and $199.5 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance as of September 26, 2015 would be approximately $2.7 million.

As of September 26, 2015, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2015 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 26, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 26, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Part II. Other Information

Item 1.    Legal Proceedings

For information on legal proceedings, see Note 7, Commitments and Contingencies, to our unaudited financial statements included in this Quarterly Report, which information is incorporated herein by reference.

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks set forth below, as well as the risks contained in the section “Risk Factors” in the Fiscal 2015 10-K.

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

Our future results will suffer if we do not effectively manage our expanded operations resulting from the acquisition.

As a result of the Sheplers Acquisition, the size of our business increased significantly beyond the size of either our previously existing business or the Sheplers business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Sheplers business.

We may incur substantial expenses related to the integration of the Sheplers business.

We expect to incur substantial expenses in connection with the integration of the Sheplers business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. We also anticipate substantial capital expenditures in connection with the rebranding of the Sheplers stores under the Boot Barn banner. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses may result in our taking significant charges against earnings, and the amount and timing of such charges are uncertain at present.

We are more highly leveraged than we were prior to the Sheplers Acquisition.

In connection with the Sheplers Acquisition, we refinanced our existing credit facilities, as well as Sheplers’ existing credit facilities, with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan. As a result, our consolidated indebtedness is greater than our indebtedness prior to the Sheplers Acquisition. This will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing any borrowing costs.

Our borrowings under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan are at variable rates, exposing us to interest rate risk.

The June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan we entered into in connection with the Sheplers Acquisition provide for variable interest rates. As a result, if interest rates increase, our debt service obligations under the new credit facilities could increase even though the amount borrowed remained the same, which would adversely impact our net income.

The June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contain restrictions and limitations that could significantly impact our ability to operate our business.

The June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

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

In addition, the Company will be required to satisfy certain financial ratios as set forth in these agreements.

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in our new credit facilities. Failure to comply with any of these covenants could result in a default under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan credit facilities and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boot Barn Holdings, Inc.

Date: November 10, 2015	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2015	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.