Form 10-Q
period 2015-12-26
Boot Barn Holdings, Inc.
filed 2016-02-02
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 26, 2015

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

As of February 1, 2016, the registrant had 26,349,738 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Thirty-Nine Weeks Ended December 26, 2015

Part 1. Financial Information

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 26,	March 28,
	2015	2015

Assets
Current assets:
Cash and cash equivalents	$17,840	$1,448
Accounts receivable	5,732	3,863
Inventories	174,060	129,312
Prepaid expenses and other current assets	9,091	10,656
Total current assets	206,723	145,279
Property and equipment, net	72,562	30,054
Goodwill	191,915	93,097
Intangible assets, net	65,561	57,131
Other assets	896	567
Total assets	$537,657	$326,128
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$30,007	$16,200
Accounts payable	81,292	44,636
Accrued expenses and other current liabilities	47,896	24,061
Current portion of notes payable, net of unamortized debt issuance costs	1,050	1,596
Total current liabilities	160,245	86,493
Deferred taxes	3,957	21,102
Long-term portion of notes payable, net of unamortized debt issuance costs	192,826	72,030
Capital lease obligations	8,334	15
Other liabilities	12,475	4,066
Total liabilities	377,837	183,706

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; December 26, 2015 - 100,000 shares authorized, 26,353 shares issued; March 28, 2015 - 100,000 shares authorized, 25,824 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	137,235	128,693
Retained earnings	22,582	13,726
Less: Common stock held in treasury, at cost, 3 and 0 shares at December 26, 2015 and March 28, 2015, respectively	—	—
Total stockholders’ equity	159,820	142,422
Total liabilities and stockholders’ equity	$537,657	$326,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014

Net sales	$193,842	$130,523	$419,554	$299,404
Cost of goods sold	129,891	84,367	289,176	198,605
Amortization of inventory fair value adjustment	(228)	—	(453)	—
Total cost of goods sold	129,663	84,367	288,723	198,605
Gross profit	64,179	46,156	130,831	100,799
Operating expenses:
Selling, general and administrative expenses	43,986	28,299	105,323	73,167
Acquisition-related expenses	—	—	891	—
Total operating expenses	43,986	28,299	106,214	73,167
Income from operations	20,193	17,857	24,617	27,632
Interest expense, net	3,553	4,177	9,347	9,755
Other income, net	—	12	—	37
Income before income taxes	16,640	13,692	15,270	17,914
Income tax expense	6,712	4,929	6,414	6,794
Net income	9,928	8,763	8,856	11,120
Net income attributed to non-controlling interest	—	—	—	4
Net income attributed to Boot Barn Holdings, Inc.	$9,928	$8,763	$8,856	$11,116

Earnings per share:
Basic shares	$0.38	$0.37	$0.34	$0.46
Diluted shares	$0.37	$0.36	$0.33	$0.45
Weighted average shares outstanding:
Basic shares	26,326	23,704	26,116	20,928
Diluted shares	26,871	24,556	27,003	21,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Total

Balance at March 28, 2015	25,824	$3	$128,693	$13,726	—	$—	$—	$142,422
Net income	—	—	—	8,856	—	—	—	8,856
Stock options exercised	529	—	2,698	—	—	—	—	2,698
Shares forfeited, held in treasury	—	—	—	—	(3)	—	—	—
Excess tax benefit	—	—	3,701	—	—	—	—	3,701
Stock-based compensation expense	—	—	2,143	—	—	—	—	2,143
Balance at December 26, 2015	26,353	$3	$137,235	$22,582	(3)	$—	$—	$159,820

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Total

Balance at March 29, 2014	18,929	$2	$78,834	$1,652	—	$—	$4,087	$84,575
Net income	—	—	—	11,116	—	—	4	11,120
Dividend paid	—	—	(39,648)	(1,652)	—	—	—	(41,300)
Reorganization and issuance of stock	1,000	—	4,091	—	—	—	(4,091)	—
Issuance of stock in IPO, net of cost	5,750	1	82,223	—	—	—	—	82,224
Issuance of restricted stock awards	30	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,459	—	—	—	—	1,459
Balance at December 27, 2014	25,709	$3	$126,959	$11,116	—	$—	$—	$138,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 26,	December 27,
	2015	2014

Cash flows from operating activities
Net income	$8,856	$11,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,670	4,481
Stock-based compensation	2,143	1,459
Excess tax benefit	(3,701)	—
Amortization of intangible assets	1,852	1,962
Amortization and write-off of debt issuance fees and debt discount	1,991	2,218
Loss on disposal of property and equipment	237	113
Accretion of above market leases	54	(126)
Deferred taxes	(1,060)	604
Amortization of inventory fair value adjustment	(453)	—
Changes in operating assets and liabilities:
Accounts receivable	(77)	(2,321)
Inventories	(13,859)	(19,153)
Prepaid expenses and other current assets	9,057	1,176
Other assets	(1,550)	(166)
Accounts payable	23,053	5,647
Accrued expenses and other current liabilities	17,068	12,423
Other liabilities	4,387	1,148
Net cash provided by operating activities	$55,668	$20,585
Cash flows from investing activities
Purchases of property and equipment	(30,094)	(9,562)
Acquisition of business, net of cash acquired	(146,541)	—
Net cash used in investing activities	$(176,635)	$(9,562)
Cash flows from financing activities
Line of credit - net	13,807	3,419
Proceeds from loan borrowings	200,938	30,750
Repayments on debt and capital lease obligations	(77,298)	(82,860)
Debt issuance fees	(6,487)	(776)
Net proceeds from initial public offering	—	82,224
Excess tax benefits from stock options	3,701	—
Proceeds from exercise of stock options	2,698	—
Dividends paid	—	(41,300)
Net cash provided by/(used in) financing activities	$137,359	$(8,543)
Net increase in cash and cash equivalents	16,392	2,480
Cash and cash equivalents, beginning of period	1,448	1,118
Cash and cash equivalents, end of period	$17,840	$3,598

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,901	$3,347
Cash paid for interest	$7,044	$7,818
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,416	$702
Equipment acquired through capital lease	$—	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 26,353,144 issued and 26,349,738 outstanding shares of common stock as of December 26, 2015. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 206 stores in 29 states as of December 26, 2015 and 169 stores in 26 states as of March 28, 2015. As of December 26, 2015, all stores operate under the Boot Barn name, with the exception of one store which operates under the “Sheplers” name and two stores which operate under the “American Worker” name.

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

Basis of Presentation

The Company’s consolidated financial statements as of and for the thirteen and thirty-nine weeks ended December 26, 2015 and December 27, 2014 are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc. “Sheplers”) and Boot Barn International (Hong Kong) Limited (“Hong Kong”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The fiscal year ending on March 26, 2016 (“fiscal 2016”) and the fiscal year ended on March 28, 2015 (“fiscal 2015”), each consists of 52 weeks.

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

The Company recorded a fair value adjustment to reflect the acquired cost of inventory related to the Sheplers Acquisition (defined below). The amount will be amortized over the period that the related inventory is sold. The amortization of inventory costs was $0.2 million and $0.5 million for the thirteen and thirty-nine weeks ended December 26, 2015, respectively, and zero for the thirteen and thirty-nine weeks ended December 27, 2014.

Fair Value of Certain Financial Assets and Liabilities

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which requires disclosure of the estimated fair value of certain assets and liabilities defined by the guidance as financial instruments. The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and debt. ASC 820 defines the fair value of financial instruments as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of December 26, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

3.  Business Combinations

On June 29, 2015, the Company completed the acquisition of Sheplers, a western lifestyle company with 25 retail locations across the United States and an e-commerce business, for a purchase price of $147.0 million (which included assumption of certain indebtedness), subject to customary adjustments (the “Sheplers Acquisition”). The primary reason for the Sheplers Acquisition was to expand the Company’s retail operations into new and existing markets and grow the Company’s e-commerce business and omni-channel capability.

The Company funded the Sheplers Acquisition by refinancing approximately $172.0 million of its and Sheplers’ existing indebtedness in part with an initial borrowing of $57.0 million under a new $125.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and a $200.0 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) is agent. Borrowings under the new credit agreements were also used to pay costs and expenses related to the acquisition and the closing of the new credit agreements, and may be used for working capital and other general corporate purposes.

The acquisition-date fair value of the consideration transferred totaled $149.3 million, which consisted of $147.0 million in cash and $2.3 million of a working capital adjustment, cash acquired and other adjustments. The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. Any measurement period adjustments will be recorded retrospectively to the acquisition date.  The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill.  The goodwill is not deductible for income tax purposes.  The intangible assets are not expected to be deductible for income tax purposes. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation:

At June 29, 2015
(in thousands)
Assets acquired:
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

The Company incurred $0.9 million of acquisition-related costs, which are expensed in “Acquisition-related expenses” in the condensed consolidated statement of operations for the thirty-nine weeks ended December 26, 2015.

The amount of net revenue and net income/(loss) of Sheplers included in the Company’s unaudited condensed consolidated statements of operations subsequent to the June 29, 2015 acquisition date was as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	December 26,	December 26,
	2015	2015
	(in thousands)

Net sales	$55,506	$87,631
Net income/(loss)	$111	$(4,426)

Supplemental Pro Forma Data

The as adjusted net sales and net income below give effect to the Sheplers Acquisition as if it had been consummated on March 30, 2014, the first day of the Company’s 2015 fiscal year. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Sheplers to reflect the effects of amortization of purchased intangible assets and acquired inventory valuation step-down,  refinanced debt and capital lease and financing transactions as of March 30, 2014 in order to complete the acquisition, and income tax expense. The adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. Pre-acquisition net sales and net income numbers for Sheplers are derived from their books and records prepared prior to the acquisition. This as adjusted data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the date noted above.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
(in thousands)
As adjusted net sales	$193,842	$190,380	$452,486	$420,231
As adjusted net income	$10,094	$11,213	$5,414	$10,703

4.    Intangible Assets, Net

Net intangible assets as of December 26, 2015 and March 28, 2015 consisted of the following:

	December 26, 2015
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Trademarks	$2,490	$(2,490)	$—	0.9
Customer lists	7,788	(5,725)	2,063	4.9
Non-compete agreements	1,380	(988)	392	4.7
Below-market leases	5,818	(2,107)	3,711	9.6
Total definite lived	17,476	(11,310)	6,166
Trademarks—indefinite lived	59,395	—	59,395
Total intangible assets	$76,871	$(11,310)	$65,561

	March 28, 2015
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Trademarks	$2,490	$(2,490)	$—	0.9
Customer lists	7,300	(4,473)	2,827	5.0
Non-compete agreements	1,380	(788)	592	4.7
Below-market leases	5,318	(1,706)	3,612	10.4
Total definite lived	16,488	(9,457)	7,031
Trademarks—indefinite lived	50,100	—	50,100
Total intangible assets	$66,588	$(9,457)	$57,131

Amortization expense for intangible assets totaled $0.6 million for both the thirteen weeks ended December 26, 2015 and the thirteen weeks ended December 27, 2014, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled $1.9 million for the thirty-nine weeks ended December 26, 2015 and $2.0 million for the thirty-nine weeks ended December 27, 2014, and is included in selling, general and administrative expenses.

As of December 26, 2015, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)

2016	$634
2017	2,074
2018	919
2019	522
2020	391
Thereafter	1,626
Total	$6,166

The entire change in goodwill from March 28, 2015 to December 26, 2015 resulted from the purchase of Sheplers. The Company performs its annual goodwill impairment test on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. As of December 26, 2015, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances.

5.  Revolving Credit Facilities and Long-Term Debt

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%.  The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability.  For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%.  The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.  The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments beginning on September 25, 2015 and ending on June 29, 2020, the maturity date. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 26, 2015 on the June 2015 Wells Fargo Revolver was $0.3 million and $0.6 million, respectively, and the weighted average interest rate at December 26, 2015 was 1.6%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%.  The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans.  The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments beginning on September 25, 2015 and ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 26, 2015 on the 2015 Golub Term Loan was $2.8 million and $5.6 million, respectively, and the weighted average interest rate at December 26, 2015 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.  The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio of 5.25:1.00 (with step downs to 4.00:1.00 as provided for in the 2015 Golub Term Loan). The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 26, 2015, the fair value of these embedded derivatives was estimated and was not significant.

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

Debt issuance costs totaling $0.9 million were incurred under the June 2015 Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Debt issuance costs totaling $0.8 million remain as of December 26, 2015. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $5.6 million were incurred under the 2015 Golub Term Loan and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheet. Debt issuance costs and debt discount totaling $5.1 million remain as of December 26, 2015. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	December 26,	March 28,
	2015	2015
(in thousands)
Term Loan	$199,000	$75,000
Unamortized value of the debt issuance costs and debt discount(1)	(5,124)	(1,374)
Net carrying value	$193,876	$73,626

(1)

Includes the reclassification of debt issuance costs of $0.1 million from “Prepaid and other current assets” and $0.5 million from “Other assets” at March 28, 2015 as a result of the Company adopting ASU 2015-03. See Note 1.

Total amortization expense of $0.3 million and $0.6 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen and thirty-nine weeks ended December 26, 2015, respectively.

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

Total interest expense incurred in the thirty-nine weeks ended December 26, 2015 on the February 2015 Wells Fargo Credit Facility was $0.8 million.

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

Term Loan Due May 2019 (Golub Capital LLC)

The Company entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to the term loan and security agreement dated September 23, 2013 (the “2013 Golub Loan”). On April 14, 2014, the Company entered into an amended and restated term loan and security agreement for the 2013 Golub Loan. The amended and restated loan and security agreement increased the borrowings on the 2013 Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 6, “Stock-Based Compensation”. On November 5, 2014, the Company amended the 2013 Golub Loan to reduce the applicable LIBOR Floor from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%.  Total interest expense incurred on the 2013 Golub Loan for the thirteen and thirty-nine weeks ended December 27, 2014 was $1.4 million and $6.0 million, respectively.

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

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s line of credit and long-term debt as of December 26, 2015 are as follows:

Fiscal year	(in thousands)

2016	$500
2017	2,000
2018	2,000
2019	2,000
2020	2,000
Thereafter	220,507
Total	$229,007

6.  Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors to purchase up to a total of 3,750,000 shares of common stock. As of December 26, 2015, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

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

Non-Qualified Stock Options

During the thirteen weeks ended December 26, 2015, the Company did not grant options to purchase shares under the 2014 Plan.

During the thirty-nine weeks ended December 26, 2015, the Company granted certain members of management options to purchase a total of 294,153 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirty-nine weeks ended December 26, 2015 was $2.7 million, with grant date fair values ranging from $7.48 to $11.52 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $22.31 and $32.02 per share.

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

During the thirteen and thirty-nine weeks ended December 27, 2014, the Company granted certain members of management options to purchase a total of 124,650 shares (all under the 2014 Plan) and 237,500 shares of common stock, respectively. The total grant date fair value of stock options during the thirteen and thirty-nine weeks ended December 27, 2014 was $0.9 million and $2.4 million, respectively, with grant date fair values ranging from $6.08 to $7.79 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $9.40 and $16.00 per share.

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

The fair values of stock options granted during the thirteen and thirty-nine weeks ended December 26, 2015 and December 27, 2014 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended					Thirty-Nine Weeks Ended
	December 26,	December 27,				December 26,				December 27,
	2015	2014				2015				2014
Expected option term(1)	N/A			6.5	years			5.5	years			6.5	years
Expected volatility factor(2)	N/A	38.6%	-	55.0%		33.3%	-	37.1%		38.6%	-	56.0%
Risk-free interest rate(3)	N/A	1.7%	-	1.8%		1.6%	-	2.0%		1.7%	-	2.0%
Expected annual dividend yield(4)	N/A			0%				0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
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

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share at December 26, 2015 was $12.43.

The following table summarizes the stock award activity for the thirty-nine weeks ended December 26, 2015:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price(1)	Life (in Years)	Value
				(in thousands)
Outstanding at March 28, 2015	2,902,775	$7.56
Granted	294,153	$26.29
Exercised	(528,575)	$5.17		$10,679
Cancelled, forfeited or expired	(178,500)	$14.28
Outstanding at December 26, 2015	2,489,853	$9.80	7.0	$11,236
Vested and expected to vest after December 26, 2015	2,489,853	$9.80	7.0	$11,236
Exerciseable at December 26, 2015	867,950	$7.44	6.8	$4,345

(1)The grant date weighted-average exercise price reflects the reduction of the exercise price by $2.00 per share for the 1,918,550 unvested options in connection with the April 2014 dividend discussed above.

A summary of the status of non-vested stock options as of December 26, 2015 including changes during the thirty-nine weeks ended December 26, 2015 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 28, 2015	1,800,170	$4.57
Granted	294,153	$9.92
Vested	(293,920)	$4.92
Nonvested shares forfeited	(178,500)	$4.29
Nonvested at December 26, 2015	1,621,903	$5.25

Restricted Stock

During the thirteen and thirty-nine weeks ended December 26, 2015, the Company granted 25,329 and 71,530 restricted stock units, respectively, to various employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The grant date fair value of these awards for the thirteen and thirty-nine weeks ended December 26, 2015 totaled $0.3 million and $1.6 million, respectively. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $0.8 million and $0.5 million for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively. Stock-based compensation expense was $2.1 million and $1.5 million for the thirty-nine weeks ended December 26, 2015 and December 27, 2014, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively. Stock-based compensation expense of $0.3 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the thirty-nine weeks ended December 26, 2015 and December 27, 2014, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of December 26, 2015, there was $7.2 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 3.21 years. As of December 26, 2015, there was $1.7 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 4.25 years.

7.  Commitments and Contingencies

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

8.  Capital Lease and Financing Transactions

As of December 26, 2015, the Company had non-cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements totals $0.9 million.

The Company acquired two retail stores, one distribution center facility and land as part of the Sheplers Acquisition.  On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease has a 20-year term expiring in 2027 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of December 26, 2015 totals $7.8 million.

The total liability under capital lease and financing transactions is $8.7 million and is included as capital lease obligations in the condensed consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The interest rates range from 10.4% to 12.1%.

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	December 26,	March 28,
	2015	2015
(in thousands)
Buildings	$7,588	$—
Land	2,530	—
Site Improvements	410	—
Equipment	92	91
Property and equipment, gross	10,620	91
Less: accumulated depreciation	(408)	(20)
Property and equipment, net	$10,212	$71

As of December 26, 2015, future minimum capital lease and financing transaction payments are as follows:

Fiscal year	(in thousands)

2016	$311
2017	1,253
2018	1,272
2019	1,296
2020	1,321
Thereafter	9,656
Total	15,109
Less: Imputed interest	(6,413)
Present value of capital leases and financing transaction	8,696
Less: Current capital leases and financing transaction	(362)
Noncurrent capital leases and financing transaction	$8,334

9.  Income Taxes

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

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The income tax rate was 40.3% and 36.0% for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively, and 42.0% and 37.9% for the thirty-nine weeks ended December 26, 2015 and December 27, 2014, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended December 26, 2015 are higher than the comparable period in fiscal 2015 due to discrete items related to non-deductible Sheplers’ acquisition costs and increases in the blended state tax rate that increased taxes in fiscal 2016 compared to discrete items that decreased taxes in fiscal 2015. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 26, 2015 and March 28, 2015, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During the prior quarter, the Company was informed that the Internal Revenue Service will be auditing the fiscal 2014 tax year.

10.  Related Party Transactions

Leases and Other Transactions

The Company has a lease agreement for one of its stores at a location owned by one minority stockholder of the Company. The Company paid approximately $0.1 million for this lease during the thirteen and thirty-nine weeks ended December 26, 2015 and December 27, 2014, respectively. These lease payments are included in cost of goods sold in the condensed consolidated statements of operations.

11.  Earnings Per Share

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

As discussed in Note 6, “Stock-Based Compensation”, holders of vested stock options received a cash payment of $1.4 million during the thirty-nine weeks ended December 27, 2014, which the Company deducted from net income to determine the net income available for common stockholders when calculating earnings per share.

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and thirty-nine weeks ended December 26, 2015 and December 27, 2014 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
(in thousands, except per share data)
Net income attributed to Boot Barn Holdings, Inc.	$9,928	$8,763	$8,856	$11,116
Less: Cash payment to holders of vested options	—	—	—	(1,443)
Net income available for common stockholders	$9,928	8,763	$8,856	9,673
Weighted average basic shares outstanding	26,326	23,704	26,116	20,928
Dilutive effect of stock options	545	852	887	671
Weighted average diluted shares outstanding	26,871	24,556	27,003	21,599
Basic earnings per share	$0.38	$0.37	$0.34	$0.46
Diluted earnings per share	$0.37	$0.36	$0.33	$0.45

Options to purchase 592,303 shares and 237,150 shares of common stock were outstanding during the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase 355,153 shares and 478,692 shares of common stock were outstanding during the thirty-nine weeks ended December 26, 2015 and December 27, 2014, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on May 29, 2015 (the “Fiscal 2015 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2015 10-K, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Overview

Management believes that Boot Barn is the largest and fastest-growing lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of December 26, 2015, we operated 206 stores in 29 states, as well as an e-commerce channel, including both bootbarn.com and sheplers.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of approximately 200 brands and more than 1,500 styles on average, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are less impacted by changing fashion trends.

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

If the criteria described above are met, then all net sales of an acquired store, excluding those net sales before our acquisition of that store, are included for the period presented. However, when an acquired store is included for the period presented, the net sales of such acquired store for periods before its acquisition are included (to the extent relevant) for purposes of calculating “same store sales growth” and illustrating the comparison between the applicable periods. Pre-acquisition net sales numbers are derived from the books and records of the acquired company, as prepared prior to the acquisition, and have not been independently verified by us.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and unusual or non-recurring costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition-related integration costs, amortization of inventory fair value adjustment, SEC filing costs, and loss on disposal of assets and contract termination costs. See “Results of Operations” below for a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA (or some variations thereof) for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measures.

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

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The fiscal year ending on March 26, 2016 (“fiscal 2016”) and the fiscal year ended on March 28, 2015 (“fiscal 2015”), each consists of 52 weeks. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 27,	December 26,	December 27,
(dollars in thousands)	2015	2014	2015	2014

Consolidated Statements of Operations Data (Unaudited):
Net sales	$193,842	$130,523	$419,554	$299,404
Cost of goods sold	129,891	84,367	289,176	198,605
Amortization of inventory fair value adjustment	(228)	—	(453)	—
Total cost of goods sold	129,663	84,367	288,723	198,605
Gross profit	64,179	46,156	130,831	100,799
Operating expenses:
Selling, general and administrative expenses	43,986	28,299	105,323	73,167
Acquisition-related expenses	—	—	891	—
Total operating expenses	43,986	28,299	106,214	73,167
Income from operations	20,193	17,857	24,617	27,632
Interest expense, net	3,553	4,177	9,347	9,755
Other income, net	—	12	—	37
Income before income taxes	16,640	13,692	15,270	17,914
Income tax expense	6,712	4,929	6,414	6,794
Net income	$9,928	$8,763	$8,856	$11,120

Percentage of Net Sales (Unaudited):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.0%	64.6%	68.9%	66.3%
Amortization of inventory fair value adjustment	(0.1)%	—%	(0.1)%	—%
Total cost of goods sold	66.9%	64.6%	68.8%	66.3%
Gross profit	33.1%	35.4%	31.2%	33.7%
Operating expenses:
Selling, general and administrative expenses	22.7%	21.7%	25.1%	24.4%
Acquisition-related expenses	—%	—%	0.2%	—%
Total operating expenses	22.7%	21.7%	25.3%	24.4%
Income from operations	10.4%	13.7%	5.9%	9.3%
Interest expense, net	1.8%	3.2%	2.2%	3.3%
Other income, net	—	—%	—%	—
Income before income taxes	8.6%	10.5%	3.7%	6.0%
Income tax expense	3.5%	3.8%	1.5%	2.3%
Net income	5.1%	6.7%	2.2%	3.7%

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 27,	December 26,	December 27,
(in thousands)	2015	2014	2015	2014
EBITDA Reconciliation (Unaudited):
Net income	$9,928	$8,763	$8,856	$11,120
Income tax expense	6,712	4,929	6,414	6,794
Interest expense, net	3,553	4,177	9,347	9,755
Depreciation and intangible asset amortization	3,593	2,311	9,522	6,443
EBITDA	23,786	20,180	34,139	34,112
Non-cash stock-based compensation(a)	761	539	2,143	1,459
Non-cash accrual for future award redemptions(b)	961	816	801	581
Acquisition-related expenses(c)	—	—	891	—
Acquisition-related integration and reorganization costs(d)	3,153	—	8,521	—
Amortization of inventory fair value adjustment(e)	(228)	—	(453)	—
Loss on disposal of assets and contract termination costs(f)	53	27	1,106	113
SEC filing costs(g)	317	—	317	—
Other due diligence expenses(h)	—	—	—	864
Adjusted EBITDA	$28,803	$21,562	$47,465	$37,129

(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Includes direct costs and fees related to the Sheplers Acquisition.
(d)

Represents certain store integration, remerchandising, inventory obsolescence and corporate consolidation costs incurred in connection with the integration of Sheplers. Includes an adjustment to normalize the gross margin impact of sales of discontinued inventory from Sheplers, which was sold at a discount. The adjustment assumes such inventory was sold at Sheplers’ normalized margin rate.

(e)	Represents the amortization of purchase-accounting adjustments that decreased the value of inventory acquired to its fair value.
(f)	Represents loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.
(g)	Represents professional fees and expenses incurred in connection with a form S-1 Registration Statement filing in July 2015.
(h)	Represents professional fees and expenses incurred in connection with a prior due diligence process of Sheplers.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Selected Store Data (unaudited):
Same Store Sales (decline)/growth	(2.0)%	7.2%	0.3%	7.3%
Stores operating at end of period	206	166	206	166
Total retail store square footage, end of period (in thousands)	2,374	1,781	2,374	1,781
Average store square footage, end of period	11,525	10,729	11,525	10,729
Average net sales per store (in thousands)	$751	$737	$1,738	$1,712

Thirteen Weeks Ended December 26, 2015 Compared to Thirteen Weeks Ended December 27, 2014

Net sales. Net sales increased $63.3 million, or 48.5%, to $193.8 million for the thirteen weeks ended December 26, 2015 from $130.5 million for the thirteen weeks ended December 27, 2014. The increase in net sales was the result of contributions from recently acquired Sheplers and  22 new stores opened between the beginning of the fourth quarter of fiscal 2015 and the end of the third quarter of fiscal 2016. These increases were partially offset by a decrease in consolidated same store sales during the thirteen weeks ended December 26, 2015 driven by the softening of local economies dependent on oil and other commodities and unseasonably warm weather.

Gross profit. Gross profit increased $18.0  million, or 39.1%, to $64.2 million for the thirteen weeks ended December 26, 2015 from $46.2 million for the thirteen weeks ended December 27, 2014. As a percentage of net sales, gross profit was 33.1% and 35.4% for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively. The gross profit increase was a result of the addition of the Sheplers’ business and the opening of 22 new stores. The decline in gross profit rate during the thirteen weeks ended December 26, 2015, was primarily driven by the addition of the lower margin Sheplers’ business, and an increase in acquisition-related integration costs of $1.0 million. The acquisition-related integration costs represent certain store integration, remerchandising, inventory obsolescence and corporate consolidation costs incurred in connection with the integration of Sheplers.

Selling, general and administrative expenses. SG&A expenses increased $15.7 million, or 55.4%, to $44.0 million for the thirteen weeks ended December 26, 2015 from $28.3 million for the thirteen weeks ended December 27, 2014. As a percentage of net sales, SG&A was 22.7% and 21.7% for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively. The increase is primarily due to store-related costs, acquisition-related integration costs from the integration of Sheplers and public company costs incurred during the thirteen weeks ended December 26, 2015.

Income from operations. Income from operations for the thirteen weeks ended December 26, 2015 totaled $20.2 million, an increase of $2.3 million from income from operations for the thirteen weeks ended December 27, 2014. As a percentage of net sales, income from operations was 10.4% for the thirteen weeks ended December 26, 2015, compared to income from operations as a percentage of net sales of 13.7% for the thirteen weeks ended December 27, 2014. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, decreased 14.9% or $0.6 million, to $3.6 million for the thirteen weeks ended December 26, 2015 from $4.2 million for the thirteen weeks ended December 27, 2014.  The decrease in interest expense, net was primarily due to additional interest expense incurred in the thirty-nine weeks ended December 27, 2014 related to a higher interest rate and pre-payment penalties and accelerated amortization of deferred loan fees in connection with the $81.9 million paydown of the 2013 Golub Loan balance during the third quarter of the prior year, offset by a higher debt balance in the thirteen weeks ended December 26, 2015.

Income tax expense. Income tax expense increased $1.8 million, to $6.7 million for the thirteen weeks ended December 26, 2015 from $4.9 million of income tax expense for the thirteen weeks ended December 27, 2014. The increase in our income tax expense results from the $2.9 million increase in income before income taxes for the thirteen weeks ended December 26, 2015 as compared to the thirteen weeks ended December 27, 2014. Our effective tax rate was 40.3% and 36.0% for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively. The higher effective tax rate for the thirteen weeks ended December 26, 2015 compared to the thirteen weeks ended December 27, 2014 was due to discrete items that decreased taxes for the thirteen weeks ended December 27, 2014 related to prior year true-up adjustments to income taxes payable and deferred tax assets and liabilities.

Net income. Net income increased $1.1 million, from $8.8 million for the thirteen weeks ended December 27, 2014 to $9.9 million for the thirteen weeks ended December 26, 2015. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased $7.2 million, or 33.6%, to $28.8 million for the thirteen weeks ended December 26, 2015 from $21.6 million for the thirteen weeks ended December 27, 2014. The increase was primarily a result of the additional adjusted EBITDA contributions from the acquired Sheplers business and 22 new stores that opened between the beginning of the fourth quarter of fiscal year 2015 and the end of the third quarter of fiscal year 2016. These increases were partially offset by additions to SG&A required to support the expanded business operations and increased costs associated with being a public company.

Thirty-nine weeks Ended December 26, 2015 Compared to Thirty-nine weeks Ended December 27, 2014

Net sales. Net sales increased $120.2 million, or 40.1%, to $419.6 million for the thirty-nine weeks ended December 26, 2015 from $299.4 million for the thirty-nine weeks ended December 27, 2014. The increase in net sales was the result of contributions from recently acquired Sheplers and  22 new stores opened between the beginning of the fourth quarter of fiscal 2015 and the end of the third quarter of fiscal 2016. Consolidated same store sales during the thirty-nine weeks ended December 26, 2015 were flat, driven by the softening of local economies dependent on oil and other commodities and unseasonably warm weather.

Gross profit. Gross profit increased $30.0 million, or 29.8%, to $130.8 million for the thirty-nine weeks ended December 26, 2015 from $100.8 million for the thirty-nine weeks ended December 27, 2014. As a percentage of net sales, gross profit was 31.2% and 33.7% for the thirty-nine weeks ended December 26, 2015 and December 27, 2014, respectively. The gross profit increase was a result of the addition of the Sheplers’ business and the opening of 22 new stores. Gross profit rate was lower primarily due to the addition of the lower margin Sheplers’ business, and an increase in acquisition-related integration costs of $3.2 million. The acquisition-related integration costs represent certain store integration, remerchandising, inventory obsolescence and corporate consolidation costs incurred in connection with the integration of Sheplers.

Selling, general and administrative expenses. SG&A expenses increased $32.1 million, or 44.0%, to $105.3 million for the thirty-nine weeks ended December 26, 2015 from $73.2 million for the thirty-nine weeks ended December 27, 2014. As a percentage of net sales, SG&A was 25.1% and 24.4% for the thirty-nine weeks ended December 26, 2015 and December 27, 2014, respectively. The increase is primarily due to store-related costs, acquisition-related integration costs from the integration of Sheplers, contract termination costs, loss on disposal of assets and public company costs.

Acquisition-related expenses. Acquisition-related expenses for the thirty-nine weeks ended December 26, 2015 were $0.9 million, which relate to the Sheplers Acquisition. See Note 3, “Business Combinations”, to our unaudited financial statements included in this Quarterly Report, for further discussion of the Sheplers Acquisition.

Income from operations.  Income from operations decreased $3.0 million, or 10.9%, to $24.6 million for the thirty-nine weeks ended December 26, 2015 from $27.6 million for the thirty-nine weeks ended December 27, 2014. As a percentage of net sales, income from operations was 5.9% and 9.3% for the thirty-nine weeks ended December 26, 2015 and December 27, 2014, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, decreased $0.4 million, or 4.2%, to $9.3 million for the thirty-nine weeks ended December 26, 2015 from $9.7 million for the thirty-nine weeks ended December 27, 2014. The decrease in interest expense, net was primarily due to additional interest expense incurred in the thirty-nine weeks ended December 27, 2014 related to a higher interest rate and pre-payment penalties and accelerated amortization of deferred loan fees in connection with the $81.9 million paydown of the 2013 Golub Loan balance during the third quarter of the prior year, offset by a higher debt balance in the thirty-nine weeks ended December 26, 2015.

Income tax expense. Income tax expense decreased $0.4 million, or 5.6%, to $6.4 million for the thirty-nine weeks ended December 26, 2015 from $6.8 million of income tax expense for the thirty-nine weeks ended December 27, 2014. The decrease in our income tax expense results from the $2.6 million decrease in income before income taxes for the thirty-nine weeks ended December 26, 2015 as compared to the thirty-nine weeks ended December 27, 2014. Our effective tax rate was 42.0% and 37.9% for the thirty-nine weeks ended December 26, 2015 and December 27, 2014, respectively. The higher effective tax rate for the thirty-nine weeks ended December 26, 2015 compared to the thirty-nine weeks ended December 27, 2014 was due to discrete items related to non-deductible Sheplers’ acquisition costs and increases in the blended state tax rate for the thirty-nine weeks ended December 26, 2015 and discrete items that decreased taxes for the thirty-nine weeks ended December 27, 2014.

Net income. Net income decreased $2.2 million, from $11.1 million for the thirty-nine weeks ended December 27, 2014 to $8.9 million for the thirty-nine weeks ended December 26, 2015.  The decrease in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased $10.3 million, or 27.8%, to $47.4 million for the thirty-nine weeks ended December 26, 2015 from $37.1 million for the thirty-nine weeks ended December 27, 2014. The increase was primarily a result of the additional adjusted EBITDA contributions from the acquired Sheplers business and 22 new stores that opened between the beginning of the fourth quarter of fiscal year 2015 and the end of the third quarter of fiscal year 2016. These increases were partially offset by additions to SG&A required to support the expanded business operations and increased costs associated with being a public company.

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

Our liquidity is moderately seasonal. Our cash requirements generally decrease in our third fiscal quarter as we experience increased sales during the Holiday shopping season. Our cash provided by operations  increased in the thirty-nine weeks ended December 26, 2015 as compared to the thirty-nine weeks ended December 27, 2014, primarily as a result of a significant increase in accounts payable in the thirty-nine weeks ended December 26, 2015, relative to a smaller increase in the thirty-nine weeks ended December 27, 2014.  The increase in accounts payable is attributable to Sheplers’ operational costs as a result of the acquisition, as well as Holiday seasonality. Additionally, there was a decrease in prepaid expenses and other current assets in the current year compared to an increase in prepaid expenses and other current assets in the prior year. The decrease in prepaid expenses and other current assets was primarily attributable to prepaid rent incurred in the thirty-nine weeks ended December 27, 2014, that was not incurred in the thirty-nine weeks ended December 26, 2015.

During the thirty-nine weeks ended December 26, 2015, we used $176.6 million in investing activities, primarily related to the Sheplers Acquisition, capital expenditures related to the acquired Sheplers’ stores and consolidation of our warehouses and a portion of our current distribution center into our new distribution center. We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2016 will be approximately $33.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Term Loan Due May 2019 (Golub Capital LLC)

We entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to the term loan and security agreement dated September 23, 2013 (the “2013 Golub Loan”). On April 14, 2014, we entered into an amended and restated term loan and security agreement for the 2013 Golub Loan. The amended and restated loan and security agreement increased the borrowings on the 2013 Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 6, “Stock-Based Compensation” to our unaudited financial statements included in this Quarterly Report. On November 5, 2014, we amended the 2013 Golub Loan to reduce the applicable LIBOR Floor from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%. Total interest expense incurred on the 2013 Golub Loan was $1.4 million and $6.0 million for the thirteen and thirty-nine weeks ended December 27, 2014, respectively.

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

Total interest expense incurred in the thirty-nine weeks ended December 26, 2015 on the February 2015 Wells Fargo Credit Facility was $0.8 million.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%.  The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability.  For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%.  We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.  The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments beginning on September 25, 2015 and ending on June 29, 2020, the maturity date. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 26, 2015 on the June

2015 Wells Fargo Revolver was $0.3 million and $0.6 million, respectively, and the weighted average interest rate at December 26, 2015 was 1.6%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base bate plus an applicable margin for base rate loans.  The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%.  The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans.  The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments beginning on September 25, 2015 and ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due for each quarter. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 26, 2015 on the 2015 Golub Term Loan was $2.8 million and $5.6 million, respectively, and the weighted average interest rate at December 26, 2015 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.  The terms of the 2015 Golub Term Loan require us to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio of 5.25:1.00 (with step downs to 4.00:1.00 as provided for in the 2015 Golub Term Loan). The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of December 26, 2015, the fair value of these embedded derivatives was estimated and was not significant.

As of December 26, 2015, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $17.8 million as of December 26, 2015 compared to $1.4 million as of March 28, 2015.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
	December 26,	December 27,
(in thousands)	2015	2014

Net cash provided by/(used in):
Operating activities	$55,668	$20,585
Investing activities	(176,635)	(9,562)
Financing activities	137,359	(8,543)
Net increase in cash	$16,392	$2,480

Operating Activities

Net cash provided by operating activities was $55.7 million for the thirty-nine weeks ended December 26, 2015. The significant components of cash flows provided by operating activities were net income of $8.9 million, the add-back of non-cash depreciation and amortization expense of $9.5 million, stock-based compensation expense of $2.1 million, amortization of deferred loan fees and debt discount of $2.0 million and the excess tax benefit related to the exercise of stock options of $3.7 million. Accounts payable and accrued expenses and other current liabilities increased by $40.1 million due to increases in acquisition-related integration accruals and Holiday seasonality.  Prepaid expenses and other current assets decreased by $9.1 million primarily due to a decrease in prepaid rent as a result of the timing of rent payments. The above was offset by an increase in inventories of $13.9 million due to the growth of the company.

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

Investing Activities

Net cash used in investing activities was $176.6 million for the thirty-nine weeks ended December 26, 2015, which was attributable to the Sheplers Acquisition, net of cash acquired, and purchases of property and equipment during the period.

Net cash used in investing activities was $9.6 million for the thirty-nine weeks ended December 27, 2014, which represents purchases of property and equipment during the period.

Financing Activities

Net cash provided by financing activities was $137.4 million for the thirty-nine weeks ended December 26, 2015. We increased our loan borrowings by $200.9 million and our line of credit borrowings by $13.8 million. We paid $6.5 million of debt issuance fees related to these borrowings and repaid $77.3 million on our debt and capital lease obligations during the period. We also received $2.7 million from the exercise of stock options, and $3.7 million excess tax benefit from the exercise of those options.

Net cash used in financing activities was $8.5 million for the thirty-nine weeks ended December 27, 2014. We received $82.2 million of net proceeds from our IPO in the third quarter of fiscal 2015, and used $81.9 million of the proceeds to repay a portion of the principal balance on the 2013 Golub Loan. During the first quarter of fiscal 2015, we increased our loan borrowings by $30.8 million and our line of credit borrowings by $3.4 million, primarily to pay $41.3 million of dividends and payments in respect of vested options during the first quarter of fiscal 2015. We paid $0.8 million of debt issuance fees related to these borrowings.

Contractual Obligations

During the thirty-nine weeks ended December 26, 2015, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Fiscal 2015 10-K other than those which occurred in the normal course of business and from the Sheplers Acquisition. For information on the impact of the Sheplers Acquisition and related debt refinancing, see Note 3, “Business Combinations”, Note 5, “Revolving Credit Facilities and Long Term Debt”, and Note 8, “Capital Lease and Financing Transactions” in the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We have additionally included below a schedule by year of our contractual cash obligations over the next several periods, which include the additional contractual obligations we have assumed as a result of the Sheplers Acquisition.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years

Capital lease and financing transaction obligations	$15,109	$311	$2,525	$3,962	$8,311
Operating lease obligations	223,128	29,113	61,986	69,603	62,426
Debt and line of credit	229,007	500	4,000	6,000	218,507
Interest expense on debt	60,339	3,474	23,076	22,636	11,153
Total	$527,583	$33,398	$91,587	$102,201	$300,397

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

We lease our stores, facilities and certain other equipment under non-cancelable operating leases. These include newly acquired operating leases as part of the Sheplers Acquisition, expire at various dates through fiscal 2032, and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. They also generally contain renewal provisions for varying periods. Our future operating lease obligations would change if we were to exercise these renewal provisions or if we were willing to enter into additional operating leases.

Debt consists of $199.0 million outstanding under our 2015 Golub Term Loan and $30.0 million outstanding under our June 2015 Wells Fargo Revolver as of December 26, 2015. Our 2015 Golub Term Loan provides for regularly scheduled principal payments beginning on September 25, 2015. Payments with respect to the June 2015 Wells Fargo Revolver are due on June 29, 2020.

Interest expense on debt consists of scheduled interest payments under our 2015 Golub Term Loan and June 2015 Wells Fargo Revolver. The interest expense relating to our 2015 Golub Term Loan was calculated using a 5.50% interest rate applied to the term loan balance of $199.0 million as of December 26, 2015. The interest expense relating to our June 2015 Wells Fargo Revolver was determined using a calculated weighted average interest rate of 1.7% applied to the revolving line of credit balance of $30.0 million on December 26, 2015, the last day of the fiscal quarter.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of December 26, 2015, we had $30.0 million in outstanding borrowings under our revolving credit facility and $199.0 million under our term loan facility. The annual impact of a 1.0% rate change on the outstanding total debt balance as of December 26, 2015 would be approximately $2.3 million.

As of December 26, 2015, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2015 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 26, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 26, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Part II. Other Information

Item 1.    Legal Proceedings

For information on legal proceedings, see Note 7, “Commitments and Contingencies”, to our unaudited financial statements included in this Quarterly Report, which information is incorporated herein by reference.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

Boot Barn Holdings, Inc.

Date: February 2, 2016	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: February 2, 2016	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.