Form 10-K
period 2016-03-26
Boot Barn Holdings, Inc.
filed 2016-06-03
CIK 1610250

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 26, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001‑36711

BOOT BARN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90‑0776290 (I.R.S. Employer Identification No.)

15345 Barranca Pkwy

Irvine, CA 92618

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 453-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $234.4 million. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $.0001 par value, as of May 31, 2016 was 26,407,137.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2016 fiscal year, are incorporated by reference into Part III of this Form 10‑K.

Forward‑Looking Statements

This annual report contains forward‑looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward‑looking statements. Forward‑looking statements refer to our current expectations and projections relating to, by way of example and without limitation, our financial condition, liquidity, profitability, results of operations, margins, plans, objectives, strategies, future performance, business and industry. You can identify forward‑looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “could”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events, but not all forward‑looking statements contain these identifying words. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward‑looking statements. We believe the risks attending any forward‑looking statements include, but are not limited to, those described under “Risk factors” and include, among other things:

•	decreases in consumer spending due to declines in consumer confidence, local economic conditions or changes in consumer preferences;
•	our ability to successfully open a significant number of new stores and adapt to the preferences of new geographic markets in which those stores open;
•	our ability to maintain and enhance a strong brand image;
•	our ability to realize the anticipated synergies of the Sheplers Acquisition (as defined below);
•	our failure to adapt to challenges that arise when expanding into new geographic markets;
•	our ability to compete effectively in an environment of intense competition;
•	our ability to generate adequate cash from our existing stores to support our growth;
•	our ability to effectively adapt to our rapid expansion in recent years and our planned future expansion;
•	our ability to successfully integrate any changes to our distribution model into our operations;
•	our dependence on third‑party suppliers to provide us with sufficient quantities of merchandise at acceptable prices;
•	our ability to improve and expand our exclusive product offerings;
•	our ability to balance our private brand merchandise with third‑party branded merchandise;
•	price reductions or inventory shortages resulting from our failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;
•	increases in the costs of fabrics, raw materials, labor or transportation;
•	economic, political and other conditions in the foreign countries in which our products are manufactured, and other risks of international trade;
•	failure of our suppliers and their manufacturing sources to use acceptable labor or other practices;

•	our inability to hire or retain key executive management and other talent required for our business;
•	the concentration of our stores and operations in certain geographic locations subject to regional economic conditions and natural disasters;
•	the effect on cash flows of making significant lease payments associated with our properties;
•	our ability to maintain same store sales;
•	the effect of our leverage on cash available to grow the business;
•	our exposure to interest rate risk due to the variable rates on our borrowings;
•	the restrictions in our debt agreements;
•	failure of our management information systems to support our current and growing business;
•	our reliance upon third‑party transportation providers for our e‑commerce merchandise shipments;
•	risks relating to social media, such as negative commentary;
•	risks relating to our e‑commerce websites, such as diversion of traffic from our stores, liability for online content and government regulation of the Internet;
•	risks relating to the seasonality of our business, including fluctuations of our sales based upon shopping seasons and the impact of seasonal weather patterns;
•	risks relating to celebrity endorsements of our products;
•	risks relating to disruptions of our management information systems and databases;
•	failure to protect our intellectual property rights or infringement by us or our suppliers of the intellectual property rights of others;
•	litigation costs and the outcomes of litigation;
•	risks relating to employee relations and compliance with labor and employment laws;
•	our ability to manage strategic transactions that may impact our liquidity, increase our expenses and distract our management;
•	risks relating to terrorism or civil unrest; and
•	risks related to the impairment of our goodwill, intangible assets or long-lived assets.

We derive many of our forward‑looking statements from our current operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For these reasons, we caution readers not to place undue reliance on these forward‑looking statements.

See “Risk Factors” for a more complete discussion of the risks and uncertainties mentioned above and for a discussion of other risks and uncertainties. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. All forward‑looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this annual report and in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward‑looking statements made by us in the context of these risks and uncertainties.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward‑looking statements included in this annual report are made only as of the date hereof. Our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We undertake no obligation to publicly update or revise any forward‑looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Fiscal Year

We operate on a fiscal calendar that results in a 52‑ or 53‑week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52‑week fiscal year, each quarter includes thirteen weeks of operations; in a 53‑week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2016, fiscal 2015, and fiscal 2014, which represent our fiscal years ended March 26, 2016, March 28, 2015 and March 29, 2014, respectively. Fiscal 2016, 2015 and 2014 were each 52‑week periods.

PART I

Item 1.  Business.

Our Company

We are the largest and fastest‑growing lifestyle retail chain devoted to western and work‑related footwear, apparel and accessories in the U.S. With 208 stores in 29 states as of March 26, 2016, we have over twice as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to grow our store base to at least 500 domestic locations. Our stores, which are typically freestanding or located in strip centers, average 11,488 square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high‑quality footwear and apparel. We strive to offer an authentic, one‑stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our motto, “Be True”, which communicates the genuine and enduring spirit of the Boot Barn brand.

Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends. Accordingly, approximately 70% of our store inventory is kept in stock through automated replenishment programs. The vast majority of our merchandise both in stores and on bootbarn.com is sold at full price and is not subject to typical inventory markdowns. Sheplers E-commerce, defined below, is more promotional and offers a greater assortment of products at discounted prices. Our boot selection, which comprises approximately one‑third of each store’s selling square footage space, is merchandised on self‑service fixtures with western boots arranged by size and work boots arranged by brand. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market‑leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western‑style jewelry and accessories. Our western assortment includes many of the industry’s most sought‑after brands, such as Ariat,  Dan Post,  Justin,  Levi Strauss,  Lucchese,  Miss Me,  Montana Silversmiths,  Resistol and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety‑toe boots and flame‑resistant and high‑visibility clothing. Among the top work brands sold in our stores are Carhartt,  Georgia,  Timberland Pro and Wolverine. Our merchandise is also available on our e‑commerce websites, www.bootbarn.com and www.sheplers.com.

Boot Barn was founded in 1978 and, over the past 38 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner, resulting in sales increases over their original concepts. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

Recent Acquisitions and Corporate Transactions

Recapitalization

On December 12, 2011, we consummated a recapitalization with Freeman Spogli & Co., which we refer to as the Recapitalization, to provide liquidity for certain existing stockholders, to repay existing indebtedness and to help us achieve our long‑term growth objectives by partnering with a private equity firm with expertise in assisting retail companies in executing their growth strategies. Funds affiliated with Freeman Spogli & Co. purchased shares of our common stock representing an indirect 90.4% equity interest in our then‑existing subsidiary, Boot Barn Holding Corporation. In connection with the Recapitalization, management and other investors purchased shares of our common stock and common stock of Boot Barn Holding Corporation, collectively representing an indirect 9.6% equity interest in Boot Barn Holding Corporation. The purchase price associated with the Recapitalization was allocated to assets acquired and liabilities assumed based on their fair values as of the date of the Recapitalization, which resulted in the recognition of goodwill.

RCC Acquisition

        On August 31, 2012, we acquired RCC Western Stores, Inc., a western and work-related retail chain of 29 stores located in 12 states ("RCC"). We refer to the acquisition as the "RCC Acquisition". In connection with the RCC Acquisition, we amended our revolving credit facility and our then-existing term loan facility to increase the size of both facilities. We also raised an additional $25.5 million by issuing new mezzanine notes and issued 296,725 shares of our common stock to one of our mezzanine lenders, which represented a 1.5% equity interest in Boot Barn Holding Corporation immediately following the RCC Acquisition. Upon the closing of the RCC Acquisition, we used borrowings under our revolving credit facility and our then-existing term loan facility, as well as the new mezzanine notes, to, among other things, pay the cash portion of the acquisition consideration, as well as related fees and expenses incurred in connection with the RCC Acquisition. Commencing on August 31, 2012, our consolidated financial statements include the financial position, results of operations and cash flows of RCC. The purchase price was allocated to assets acquired and liabilities assumed based on their fair values as of the closing date of the RCC Acquisition, which resulted in the recognition of goodwill.

       Through the RCC Acquisition, we increased our store base by 33% and expanded our geographic footprint into the Midwest and Southeast. In addition, we achieved significant benefits from the RCC Acquisition as a result of improved purchasing efficiencies from suppliers and corporate support efficiencies. All of the RCC stores were rebranded under the Boot Barn banner.

Baskins Acquisition

On May 25, 2013, we acquired Baskins Acquisition Holdings, LLC, a western and work‑related retail chain of 30 stores located in Texas and Louisiana (“Baskins”). We refer to the acquisition as the “Baskins Acquisition”. In connection with the Baskins Acquisition, we amended our revolving credit facility to increase the size of the facility to $60.0 million and entered into a new term loan facility. Upon the closing of the Baskins Acquisition, we used borrowings under our revolving credit facility and our term loan facility, to, among other things, pay the cash portion of the acquisition consideration, repay our then‑existing term loan facility and mezzanine notes, including prepayment penalties, and pay fees and expenses incurred in connection with the Baskins Acquisition. Commencing on May 25, 2013, our consolidated financial statements include the financial position, results of operations and cash flows of Baskins. The purchase price was allocated to assets acquired and liabilities assumed based on their fair values as of the closing date of the Baskins Acquisition, which resulted in the recognition of goodwill.

Through the Baskins Acquisition, we entered the Texas market, which is the number one market for western boots, apparel and accessories. All of the Baskins stores were rebranded under the Boot Barn banner and merchandised to be consistent with our existing stores.

Reorganization

As of June 8, 2014, WW Top Investment Corporation held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. Boot Barn Holding Corporation held all of the outstanding shares of common stock of Boot Barn, Inc., which is our primary operating subsidiary. To simplify our organizational structure, we completed a reorganization on June 9, 2014, whereby WW Holding Corporation was merged with and into WW Top Investment Corporation and then Boot Barn Holding Corporation was merged with and into WW Top Investment Corporation (the “Reorganization”). As a result of this Reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of WW Top Investment Corporation, and the minority stockholders that formerly held 5.0% of Boot Barn Holding Corporation became holders of 5.0% of WW Top Investment Corporation. The legal name of WW Top Investment Corporation was subsequently changed to Boot Barn Holdings, Inc.

Amendment of Certificate of Incorporation

On October 19, 2014, our board of directors authorized the amendment of our certificate of incorporation to increase the number of shares that we are authorized to issue to 100,000,000 shares of common stock, par value $0.0001 per share. In addition, the amendment of the certificate of incorporation authorized us to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and effect a 25‑for‑1 stock split of our outstanding common stock. The amendment became effective on October 27, 2014. Accordingly, all common share and per share amounts were adjusted to reflect the increase in authorized shares and the 25‑for‑1 stock split as though it had occurred at the beginning of the initial period presented.

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

Secondary Offering

On February 25, 2015, stockholders of the Company completed a secondary offering of 6,235,544 shares of common stock, including 813,332 shares of the Company’s common stock sold as a result of the underwriters’ exercise of their option to purchase additional shares at the public offering price of $23.50 per share, less the underwriting discount. The Company did not issue any new shares of common stock nor did it receive any proceeds from the secondary offering.

Sheplers Acquisition

On June 29, 2015, we acquired Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc. “Sheplers”), a western lifestyle company with 25 retail locations across the United States and an e-commerce business. We refer to the acquisition as the “Sheplers Acquisition”. We financed the merger and refinanced approximately $172 million of our and Sheplers’ existing indebtedness in part with an initial borrowing of $57 million under a new $125 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and a $200 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) is agent. Borrowings under the credit agreements were initially used to pay costs and expenses related to the Sheplers Acquisition and the closing of such credit agreements, and may be used for working capital and other general corporate purposes. Commencing on June 29, 2015, our consolidated financial statements include the financial position, results of operations and cash flows of Sheplers. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair values as of the closing date of the Sheplers Acquisition, which resulted in the recognition of goodwill.

Through the Sheplers Acquisition, we added eight new markets and expanded both our Texas (Dallas and San Antonio) and Denver markets. Further, we greatly increased our omni-channel capabilities as Sheplers had a leading e-commerce platform (“Sheplers E-commerce”) representing approximately 42% of their total pre-acquisition sales for the trailing twelve months ended March 2015. We rebranded 19 of the 25 retail stores acquired through the Sheplers Acquisition, and closed six stores during fiscal 2016.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and provide a solid foundation for future growth:

Powerful lifestyle brand.  The Boot Barn brand is built on western lifestyle values that are core to American culture. Our deep understanding of this lifestyle enables us to create long‑lasting relationships with our customers who embody these ideals. Our brand is highly visible through our sponsorship of rodeos, stock shows, concerts and country music artists. We sponsor local community rodeos, national rodeos and other country and western events. We sell our products through pop‑up shops at several of the largest events that we sponsor. We believe these grassroots marketing efforts make our brand synonymous with the western lifestyle, validate our brand’s authenticity and establish Boot Barn as the trusted specialty retailer for all of our customers’ everyday needs.

Fast growing specialty retailer of western and work wear in the U.S.  Our broad geographic footprint, which currently spans 29 states, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Attractive, loyal customer base.  Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. In fiscal 2011 we implemented our customer loyalty program, B Rewarded, to enhance our connection and relationship with our customers. Our loyalty program has grown rapidly since inception and includes approximately 3.6 million members who have purchased merchandise from us. A vast majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our channels, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

Differentiated shopping experience.  We deliver a one‑stop shopping experience that engages our customers and, we believe, fulfills their lifestyle needs. Our stores are designed to create an inviting and engaging experience and include prominent storefront signage, a simple and easy‑to‑shop layout and a large and conveniently arranged self‑service selection of boots. We offer significant inventory breadth and depth across a range of boots, apparel and accessories. We believe that our strong, long‑lasting supplier relationships enhance our ability to provide a compelling merchandise assortment with a strong in‑stock position both in‑store and online. Our knowledgeable store associates are passionate about our merchandise and deliver a high level of service to our customers. These elements help promote customer loyalty and drive repeat visits.

Compelling merchandise assortment and strategy.  We believe we offer a diverse merchandise assortment that features the most sought‑after western and work wear brands, well‑regarded niche brands and exclusive private brands across a range of boots, apparel and accessories. We have a core assortment of styles that serves as a foundation for our merchandising strategy and we augment and tailor that assortment by region to cater to local preferences. In fiscal 2016, the vast majority of our merchandise sales both in stores and on bootbarn.com, were at full price, which we believe demonstrates the strength of our brand and the less discretionary nature of our product offering. Sheplers E-commerce is more promotional and offers a greater assortment of products at discounted prices.

Portfolio of exclusive private brands.  We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of private brands exclusive to us, including Shyanne,  Cody James,  Moonshine Spirit by Brad Paisley, American Worker, El Dorado and BB Ranch. Our private brands are available in stores and on bootbarn.com and offer high‑quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our private brands, which address product and price segments that we believe are underserved by third‑party brands, offers exclusive products to our customers and achieves better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our private brands has been strong, demonstrated by the private brands’ increasing penetration and sales momentum across our store base and e-commerce channels.

Versatile store model with compelling unit economics.  We have successfully opened and currently operate stores that generate strong cash flow, consistent store‑level financial results and an attractive return on investment across a variety of geographies, markets, store sizes and location types. We operate stores in markets characterized as agribusiness centers and ranch regions, and in other various geographies throughout the United States. Our stores are also successful in small, rural towns and major metropolitan areas.

Our new store model requires an average net cash investment of approximately $0.9 million and targets an average payback period of three years. Our lean operating structure, coupled with our strong supplier relationships, has allowed us to grow with minimal supply chain investments as most of our products ship directly from our suppliers to our stores. We believe that our proven retail model and attractive unit economics support our ability to grow our store footprint in both new and existing markets across the U.S.

Highly experienced management team and passionate organization.  Our senior management team has extensive experience across all key retail disciplines. With an average of over 25 years of experience in their respective functional areas, our senior management team has been instrumental in developing a robust and scalable infrastructure to support our growth. In addition to playing an important role in developing our long‑term growth initiatives, our senior management team embraces the genuine and enduring qualities of the western lifestyle and has created a positive culture of enthusiasm and entrepreneurial spirit which is shared by team members throughout our entire organization. Our strong company culture is exemplified by the long tenure of our employees at all levels. For example, our district and regional managers have an average of eight years of service with us and our store managers have an average of five years of service with us, including the companies acquired by us.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expanding our store base.  Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2016, we opened or acquired 47 stores. Based on an extensive internal analysis, we believe that we have the potential to grow our domestic store base from 208 stores as of March 26, 2016 to at least 500 domestic locations. We currently plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made significant investments in personnel, information technology, warehouse infrastructure and e‑commerce platforms to support the expansion of our operations.

Driving same store sales growth.  We believe that we can continue to grow our same store sales by increasing our brand awareness, driving additional traffic to our stores and increasing the amount of merchandise purchased by customers while visiting our stores. Our management team has launched several initiatives to accelerate growth, enhance our store associates’ selling skills, drive store‑level productivity and increase customer engagement through our loyalty program.

Enhancing brand awareness.  We intend to enhance our brand awareness and customer loyalty in a number of ways, such as continuing to grow our store base and our online and social media initiatives. We use broadcast media such as radio, television and outdoor advertisements to reach customers in new and existing markets. We also maintain our strong market position through our grassroots marketing efforts, including sponsorship of rodeos, stock shows and other western industry events, as well as our association with country music, including partnerships with Brad Paisley and up‑and‑coming country musicians. We have an effective social media strategy with high customer engagement, as evidenced by our growing fan base on Facebook, Instagram, Snapchat and Twitter.

Growing our omni-channel capability.  Our growing national footprint, social media following and broader marketing efforts drive traffic to our e‑commerce websites. We operate Sheplers E-commerce along with bootbarn.com as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e‑commerce websites, which reached over 20 million visits in total in fiscal 2016, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. We have a bootbarn.com e‑commerce portal at each of our store locations, offering our in‑store customers an “endless aisle” with additional styles, colors and sizes not carried in stores or currently in stock. Sheplers E-commerce marketing is primarily done through online vehicles such as advertisements and pay-per-click. Our e-commerce sales as a portion of total consolidated net sales in fiscal 2016 increased from 4.2% in fiscal 2015 to 14.6% in fiscal 2016, primarily as a result of the Sheplers Acquisition.

Leveraging our economies of scale.  We believe that we have a variety of opportunities to increase the profitability of our business over time. Our ability to leverage our infrastructure and drive store‑level productivity due to economies of scale is expected to be a primary driver of our improvement in profitability. We intend to continually refine our merchandise mix and increase the penetration of our private brands to help differentiate us from our competitors and achieve higher merchandise margins. We also expect to capitalize on additional economies of scale in purchasing and sourcing as we grow our geographic footprint and online presence.

Our Market Opportunity

We participate in the large, growing and highly fragmented western and work wear markets of the broader apparel and footwear industry. We offer a variety of boots, apparel and accessories that are basics or necessities for our customers’ daily lives. Many of our customers are employed in the agriculture, oil and gas, manufacturing and construction industries, and are often country and western enthusiasts. We believe that growth in the western wear market has been and will continue to be driven by the growth of western events, such as rodeos, the popularity of country music and the continued strength and endurance of the western lifestyle. We believe that growth in the work wear market has been and will continue to be driven by increasing activity in the construction sector and the return of domestic manufacturing. Additionally, government regulations for workplace safety have driven and, we believe, will continue to drive, sales in specific categories, such as safety‑toe boots and flame‑resistant and high‑visibility clothing for various industrial and outdoor occupations.

Our Sales Channels

During fiscal 2016, we greatly increased our omni-channel capabilities, primarily as a result of the significant e-commerce business we acquired as part of the Sheplers Acquisition. Our current omni-channel presence consists of both brick and mortar stores as well as an e-commerce platform, including both www.bootbarn.com and www.sheplers.com.

Our stores

As a lifestyle retail concept, our stores offer a broad array of merchandise to outfit an entire family, while working during the week, relaxing on the weekend, or dressing up for an evening out. Our stores are easy to navigate with clear sight lines to all major product categories. Our preferred store layout has ladies’ and children’s apparel on the right side of the store and men’s western and men’s work apparel on the left side. Our basic denim is usually merchandised on shelving placed on the exterior walls, while our premium‑priced, more stylized denim and clothing are prominently displayed on floor fixtures and mannequins. We utilize the space in the front of the store for accessories such as hats, belts, jewelry, handbags, home merchandise, gifts and various impulse purchase items.

Boots, our signature category, anchor the rear of the store with an expansive assortment displayed on fixtures up to six shelves in height. We offer virtually all of our boots in pairs out on the sales floor. To reflect the typical purchasing decision process of each of our customer segments, we arrange all western boots by size and all work boots by brand. While our knowledgeable and friendly store associates are readily available to assist our customers, the store design facilitates a self‑service shopping experience.

Our stores are generally located in or near power and large neighborhood shopping centers with trade areas of five or more miles, and we have also successfully opened stores in malls and outlet center locations. Our stores average 11,488 square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. On average, each of our stores typically has 12 full‑ and part‑time employees, with our larger stores having over 25 employees and smaller stores having as few as six employees. Our stores are designed and managed to drive profitability and, we believe, create a compelling customer shopping experience.

During fiscal 2016, we opened or acquired 47 stores. As of March 26, 2016, our retail footprint included 208 stores in the U.S. Two of our stores are operated under the “American Worker” name. Our American Worker stores primarily feature work‑related footwear, apparel and accessories. We do not currently intend to open additional American Worker stores.

The following table shows the number of stores in each of the 29 states in which we operated as of March 26, 2016:

Number of
State	stores
Arizona	13
California	38
Colorado	13
Florida	7
Georgia	1
Idaho	3
Illinois	1
Indiana	1
Iowa	3
Kansas	3
Kentucky	3
Louisiana	6
Minnesota	2
Missouri	2
Montana	4
Nebraska	2
Nevada	10
New Mexico	7
North Carolina	4
North Dakota	6
Oklahoma	2
Oregon	3
South Carolina	3
South Dakota	3
Tennessee	7
Texas	47
Utah	2
Wisconsin	1
Wyoming	11
Total	208

E-commerce

Our e‑commerce websites are a natural extension of our brand and in‑store experience, allowing us to further build awareness in our current markets and reach customers not served by our current geographic footprint. Our e‑commerce platforms are highly scalable and have exhibited substantial growth. During fiscal 2016, we had over 20 million visits to our websites and we sold merchandise to customers in all 50 states. Approximately 6.5% of our total e‑commerce revenue for fiscal 2016 was generated from customers outside of the United States. Such foreign‑source revenue constituted approximately 1.1% of our overall net sales in fiscal 2016.

Our growing national footprint and broader marketing efforts drive traffic to our bootbarn.com website, which in turn also drives traffic to our stores. We believe that many customers, especially those shopping for boots, browse online at bootbarn.com and then visit our stores to make their purchases to ensure a proper fit. As a multi‑channel retailer, we are implementing technology initiatives that integrate in‑store and e‑commerce platforms into one seamless customer experience. As an example, last year we added a bootbarn.com e‑commerce portal to each of our store locations, offering our in‑store customers an “endless aisle” with additional styles, colors and sizes not carried in the store. In fiscal 2016, we continued to enhance customer service by improving real‑time inventory sharing among our stores and bootbarn.com.

The bootbarn.com business is an every-day low price model, while Sheplers E-commerce is more promotional. For both of our e-commerce channels, we communicate information on current promotions and upcoming events on our e‑commerce websites, which helps drive purchases online and traffic to our stores. We continue to improve follow‑up email communication related to order confirmations, as well as offer boot care and other accessories associated with boot purchases.

Store expansion opportunities and site selection

We have substantial experience in opening stores in new geographic markets and as of March 26, 2016 have successfully added, on a net basis, 91 new stores through a combination of organic growth and strategic acquisitions since March 31, 2013. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co‑tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high‑traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high‑density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

Based on an extensive internal analysis of our current customer base, store performance drivers and competitor penetration, we believe that the U.S. market can support at least 500 locations. We utilized multiple methods for measuring market size, including a review of demographic and psychographic factors on a state‑by‑state basis. We supplemented that data by analyzing our share of the geographic markets in which we currently operate and extrapolating that share to new geographic markets. Based on our market analysis, we have created a regional and state‑by‑state development plan to strategically extend our store portfolio. Careful consideration was given to operational constraints and merchandising differences in new and existing markets, while balancing the relevant risks associated with opening stores in those markets.

Over the past several years, we have invested in construction and real estate resources, information technology and warehouse infrastructure to support the expansion of our operations. In addition, we have developed a model for new stores that assumes a leased 8,000 to 12,000 square foot space, requires an average net cash investment of approximately $0.9 million and targets an average payback period of three years. We believe that under this model we can grow our store base by at least 10% annually over the next several years without substantially modifying our current resources and infrastructure.

Store Management and Training

We have a strong culture focused on providing superior customer service. We believe that our store associates and managers form the foundation of the Boot Barn brand. We recruit people who are welcoming, friendly and service‑oriented, and who often live the western lifestyle or have a genuine affinity for it. We have a positive culture of enthusiasm and entrepreneurial spirit throughout the Company, which is particularly strong in our stores. Given the lifestyle nature of the Boot Barn brand, we have developed a natural connection between our customers and our store associates.

Given the importance of both fit and function in selling much of our product, we utilize a well‑developed sales, service and product training program. We provide over 20 hours of training for new store associates, as well as ongoing product, sales and leadership training. Additionally, we provide home office and supplier‑led workshops on products, selling skills and leadership at our annual three‑day store manager meeting. Our store management training programs emphasize building skills that lead to effective store management and overall leadership. Our store managers are responsible for hiring and staffing our stores and are empowered with the sales, customer service and operational tools necessary to monitor employee and store performance. We believe that our continued investments in training our employees help drive loyalty from our store associates and, in turn, our customers. We are committed to providing the right merchandise solution for each of our customers based on the ultimate end use of our products. Our goal is to train each of our store associates to be able to guide a customer throughout a store and provide helpful knowledge on product fit, functions and features across our departments. Rather than rely heavily on sales commissions and supplier‑specific incentive programs, we utilize a system under which the vast majority of a store associate’s compensation is based on an hourly wage. We believe that this produces a team‑oriented culture, creates a less pressured selling environment and helps ensure that our store associates are focused on the specific needs of our customers.

Merchandising

Strategy

We seek to establish our stores as a one‑stop destination for western and work‑related footwear, apparel and accessories. Our merchandising strategy is to offer a core assortment of products, brands and styles by store, department and price point. We augment and tailor this assortment by region to cater to local preferences such as toe profiles for western boots, styling for western apparel, and functions and features for work apparel and work boots depending on climate and the local industries served. In addition, we actively maintain a balance between third party brands and our own brands that, we believe, offers our customers a compelling mix between selection, product and value.

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. Historically, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality. We believe that many of our customers are driven primarily by utility and brand, and our best‑selling styles tend to be items that carry over from year to year with only minor updates. Over the last three fiscal years we have generated approximately 34% of our net sales during our third fiscal quarter, on average.

We have a minimal amount of seasonal merchandise that could necessitate significant markdowns. This allows us to implement automated replenishment systems for approximately 70% of our store merchandise, meaning that, as sales are captured in a store’s point of sale system, recommended purchase orders are systematically generated for approval by our merchandising group, ensuring our strong in‑stock inventory position. As a result, demand and margins for the majority of our products are fairly predictable, which reduces our inventory risk.

Our products

During fiscal 2016, our products contributed to overall sales in the following manner:

•	Gender: Men’s merchandise accounted for approximately 60% of our sales with the balance being ladies, kids and unisex merchandise.
•	Styling: Western styles comprised approximately 70% of our sales, with work‑related and other styles making up the balance.
•	Product category: Boots accounted for just over half of our sales, with apparel comprising an additional 32% and the balance consisting of hats, gifts, accessories and home merchandise.

Throughout our long history we have maintained collaborative relationships with our key suppliers. These relationships, coupled with our scale, have allowed us to carry a wide selection of popular and niche brands, including Ariat,  Carhartt Workwear,  Cinch,  Corral,  Dan Post,  Georgia Boot,  Harley‑Davidson,  Justin Boots,  Levi Strauss & Co.,  Lucchese,  Old Gringo,  Rocky,  Stetson,  Timberland,  Tony Lama,  Wolverine and Wrangler. In many cases, we are one of the largest accounts of our suppliers and have become important as the largest specialty retailer of western and work wear in the U.S. As a result, we have several advantages relative to our competitors, including increased buying power and access to first‑to‑market or limited edition products. This provides us with competitive differentiation and greater merchandise margins.

Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high‑quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, Moonshine Spirit By Brad Paisley, that reflect his lifestyle and personality. We develop private brand merchandise for our work wear business under the name American Worker, and for our home and gift category under the name BB Ranch. We created these brands to address segments that we believe are underserved by third‑party brands. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third‑party brands both in our stores and on bootbarn.com. In fiscal 2016, sales from our private brand products accounted for approximately 13% of our sales at the Boot Barn stores, excluding the rebranded Sheplers stores. These private brands differentiate us from our competitors and produce higher incremental merchandise margins than the third‑party brands that we carry.

Planning and allocation

We believe that we have assembled a talented and experienced team in both the buying and merchandise planning functions. The experience of our team is critical to understanding the technical requirements of our merchandise based on region and use, such as the appropriate safety toe regulations for work boots in a particular industry. The team is constantly managing our replenishment model to ensure a high in‑stock position by stock keeping unit, or SKU, on a store‑by‑store basis. Our merchandising team optimizes the product selection, mix and depth across our stores by analyzing demand on a market‑by‑market basis, continuously reviewing our sell‑through results, communicating with our suppliers about local market preferences and new products, shopping our competitors’ stores, and immersing themselves in trade and western lifestyle events including rodeos, country music concerts and other industry‑specific activities. Our merchandising team also makes frequent visits to our stores and partners with our regional, district and store managers to refine the merchandise assortment by region. Our team has demonstrated the ability to effectively manage merchandising, pricing and promotional strategies across our store base.

To keep the product assortment fresh, we reposition a small portion of our merchandise on the sales floor every month. To drive traffic to our stores and create in‑store energy and excitement, we execute a promotional calendar that showcases select brands or merchandise categories throughout the year and rotates on a monthly cadence. Our promotional activity also enables us to consistently engage with our customers both online and in‑store, as well as through our various marketing media. Our ability to optimize the price for each merchandise category on a market‑by‑market basis, helps us to maximize profitability while remaining price competitive. While our promotional activity is important for customer engagement, the vast majority of our merchandise sales both in stores and on bootbarn.com are at full price. Sheplers E-commerce is more promotional and offers a greater assortment of products at discounted prices.

Marketing and Advertising

Our marketing strategy is designed to build brand awareness, acquire new customers, enhance customer loyalty and drive in‑store and online transactions. We customize our marketing mix for each of our markets and purposes. For example, during store grand openings we engage in additional local community outreach and advertise in local print media in select markets. We primarily use the following forms of media:

Radio and television—We purchase spots on regional radio stations, primarily country music channels, to draw customers to nearby locations. We also maintain relationships with several country music artists in order to capitalize on the popularity of country music, using our stores and marketing communications to promote their album sales or concerts. In return, these country music artists often make in‑store appearances or mention us on social media and occasionally give private performances. We have also started purchasing television spots to create awareness in new markets and occasionally help support grand openings of new stores.

Direct mail—We conduct several direct mail campaigns, and during fiscal 2016, we sent out approximately 9.1 million mailers, ranging in size from postcards to catalogs of nearly 80 pages.

E‑mail—We e‑mail our e‑commerce customers and members of our B Rewarded loyalty program as part of our cross‑channel effort to drive traffic to our stores and websites. We sent over 625 million e‑mails in fiscal 2016.

Social media—We also have a marketing strategy that has produced a fast‑growing social media presence, as evidenced by our growing fan base on Facebook, Instagram, Snapchat and Twitter. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each.

Event sponsorship—We typically sponsor community‑based western events each year within the regional footprint of our store locations. Houston Livestock Show and Rodeo, a well‑known 20‑day celebration of western heritage, is one of our most prominent sponsorships and attracts more than two million visitors to Houston, Texas, where we operate seventeen stores in the area. We also sponsored the Fort Worth Stock Show and Rodeo this year, a 23-day event with more than 1.25 million attendees. Other prominent sponsorships include Cheyenne Frontier Days, the largest outdoor rodeo in the U.S., the Professional Rodeo Cowboys Association and related National Finals Rodeo in Las Vegas, Nevada, Professional Bull Riders and the National High School Rodeo Association, which supports rodeos for competitors in high school and junior high school. At more prominent events, we often set up pop‑up shops as large as 9,000 square feet, which allows participants to purchase our merchandise.

Distribution

During fiscal 2016, our suppliers shipped approximately 83% of our in‑store merchandise units directly to our stores and approximately 26% of our e‑commerce merchandise units directly to our e‑commerce customers. The remaining units were either shipped from our distribution center that was located at our corporate headquarters (“Store Support Center”) in Irvine, California and relocated to Fontana, California, or from the distribution center in Wichita, Kansas, that we acquired as a result of the Sheplers Acquisition. Our distribution center in California is used to fulfill bootbarn.com orders and to distribute our private brand and bulk purchases to our stores. In addition, our California distribution center also helps to provide inventory for sponsored events and new store openings. Our Wichita, Kansas distribution center is used to fulfill Sheplers E-commerce orders. In accordance with our automated replenishment programs, third‑party suppliers typically deliver merchandise to our stores daily, ensuring in‑stock merchandise availability and a steady flow of new inventory for our customers.

Competition

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales channel, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. We also compete with farm supply stores and, to a lesser degree, mass merchants, some of which are significantly larger than us, but most of which realize only a small percentage of their total revenues from the sale of western and work wear. We have more than twice as many stores as our nearest direct competitor that sells primarily western and work wear and we believe that our nationally recognized lifestyle brand, economies of scale, breadth and depth of inventory across a variety of categories, strong in‑stock position, portfolio of authentic private brands, enhanced supplier partnerships, exclusive offerings and ability to recruit and retain high quality store associates favorably differentiates us from our competitors.

Information technology

We have made significant investments to create a scalable information technology platform to support growth in our retail and e‑commerce sales without further near‑term investments in our information technology infrastructure. In 2008, we installed a new Enterprise Resource Planning system, which we refer to as Epicor Retail. We use this system for integrated point‑of‑sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. We operate Epicor Retail on a software‑as‑a‑service platform. This approach allows us to regularly upgrade to the most recent software release with minimal operational disruption, nominal systems infrastructure investment and a relatively small in‑house information technology department. Epicor Retail also interfaces with our accounting system, Microsoft Dynamics.

Intellectual property

We regard our trademarks as having value and as being important to our marketing efforts. We have registered our trademarks in the U.S., including our brand name “Boot Barn” and our private label brands. We also have a registered trademark for the “Sheplers” brand name. We have sought foreign trademark protection by registering the Boot Barn trademark in Hong Kong, where we operate one of our subsidiaries, Boot Barn International (Hong Kong) Limited. We also own the domain name for our websites, www.bootbarn.com and www.sheplers.com. Our policy is to pursue registration of our trademarks and to rigorously defend their infringement by third parties.

Our employees

As of March 26, 2016, we employed approximately 1,200 full‑time and 1,700 part‑time employees, of which approximately 400 were employed at our Store Support Center and distribution center and approximately 2,500 were employed at our stores. The number of employees, especially part‑time employees, fluctuates depending upon our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We have never experienced a strike or significant work stoppage.

Regulation and legislation

We are subject to labor and employment laws, laws governing truth‑in‑advertising, privacy laws, safety regulations and other laws at the federal, state and local level, including consumer protection regulations, such as the Consumer Product Safety Improvement Act of 2008, that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with all applicable laws.

We source many of our private brand products from outside the U.S. The U.S. Foreign Corrupt Practices Act and other similar anti‑bribery and anti‑kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non‑U.S. officials for the purpose of obtaining or retaining business. Our policies and our supplier compliance agreements mandate compliance with applicable law, including these laws and regulations.

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

Risks Related To Our Business

Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence, local economic conditions in our markets or changes in consumer preferences.

We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, interest and tax rates, employment levels, salary and wage levels, general business conditions, the availability of consumer credit and the level of housing, energy and food costs. These risks may be exacerbated for retailers like us who focus on specialty footwear, apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in California and other western states where we have a significant number of stores. Many of our stores, including rebranded Sheplers stores, operate in geographic areas where the local economies depend to a significant degree on oil and other commodity extraction, and many of our customers are employed in these industries.  Because of recent steep declines in prices of oil and other commodities, the economies in these areas have suffered, and this has had an adverse impact on our sales. Our financial performance may continue to be susceptible to economic and other conditions relating to output and employment in areas dependent upon the oil and other commodity extraction industries, as well as the construction sector, domestic manufacturing and the transportation and warehouse sectors, the growth of which we believe is an important driver of our work wear business. In addition, our financial performance may be negatively affected if the popularity of the western and country lifestyle subsides, or if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our financial condition and results of operations.

Our continued growth depends upon successfully opening a significant number of new stores as well as integrating any acquired stores, and our failure to successfully open new stores or integrate acquired stores could negatively affect our business and stock price.

We have grown our store count rapidly in recent years, both organically and through strategic acquisitions of competing chains, including the Sheplers Acquisition. However, we must continue to open and operate new stores to help maintain our revenue and profit growth. Our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties, such as:

•	identifying suitable store locations, the availability of which is beyond our control;
•	obtaining acceptable lease terms;
•	sourcing sufficient levels of inventory;
•	selecting the appropriate merchandise to appeal to our customers;
•	hiring, training and retaining store employees;
•	assimilating new store employees into our corporate culture;
•	marketing the new stores’ locations and product offerings effectively;
•	avoiding construction delays and cost overruns in connection with the build out of new stores;
•	avoiding other costs in opening new stores, such as rebranding acquired locations and environmental liabilities;
•	managing and expanding our infrastructure to accommodate growth; and
•	integrating the new stores with our existing buying, distribution and other support operations.

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened or acquired 39 stores in fiscal 2014, 18 stores in fiscal 2015, and 47 stores in fiscal 2016. We plan to open 15 new stores in fiscal 2017. However, there can be no assurance that we will open the planned number of new stores in fiscal 2017 or thereafter, or that any such stores will be profitable. This expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. In addition, we currently plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

In addition to opening new stores, we may acquire and rebrand stores. Acquiring and integrating stores involves additional risks that could adversely affect our growth and results of operation. Newly acquired stores may be unprofitable and we may incur significant costs and expenses in connection with any acquisition including systems integration and costs relating to remerchandising and rebranding the acquired stores. Acquisitions of competing chains, such as the Sheplers Acquisition, presents challenges of integrating complex systems, technology and other assets, as well as employees. Integrating newly acquired chains or individual stores may divert our senior management’s attention from our core business. Our ability to integrate newly acquired stores will depend on the successful expansion of our existing financial controls, distribution model, information systems, management and human resources and on attracting, training and retaining qualified employees.

Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in markets where we have newly acquired stores and in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

We believe that our brand image and brand awareness have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in markets where we have newly acquired stores and in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. Our ability to successfully integrate newly acquired and newly opened stores into their surrounding communities, to expand into new markets or to maintain the strength and distinctiveness of our brand image in our existing markets will be adversely impacted if we fail to connect with our target customers. Our efforts to rebrand newly acquired stores, including the stores acquired in the Sheplers Acquisition, could result in reduced sales and profitability of such stores. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations or if we experience negative publicity or other negative events that affect our image and reputation. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers. Failure to successfully market and maintain our brand image in new and existing markets could harm our business, results of operations and financial condition.

We may not be able to realize the anticipated synergies of the Sheplers Acquisition and may incur unforeseen expenses resulting from the acquisition.

We have devoted significant management attention and resources to integrating the business practices and operations of Sheplers into our own business practices and operations. Although we expect to receive certain synergies as a result of the integration of the Sheplers business into our operations, we may be unable to do so in a timely manner or at all. In addition, we may incur substantial expenses in connection with the Sheplers Acquisition, including as a result of potential unknown liabilities and unforeseen expenses, including capital expenditures and one-time cash costs to integrate the Sheplers business. Any of the foregoing could reduce our earnings or otherwise adversely affect our business and financial results.

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

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales channel, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. We also compete with farm supply stores and, to a lesser degree, mass merchants. Competition with some or all of these retailers could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may force us to respond in‑kind and adversely impact our operating cash flow. As a result of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.

Many of the mass merchants and online retailers that sell some western or work wear products have greater financial, marketing and other resources than we currently do, and in the case of online retailers, lower overhead and overall cost structure. Therefore these competitors may be able to devote greater resources to the marketing and sale of these products, generate national brand recognition or adopt more aggressive pricing policies than we can, which would put us at a competitive disadvantage if they decide to expand their offerings of these product lines. Moreover, we do not possess exclusive rights to many of the elements that comprise our in‑store experience and product offerings. Our competitors may seek to emulate facets of our business strategy, including our in‑store experience, which could result in a reduction of some competitive advantages or special appeal that we might possess. In addition, most of our suppliers sell products to us on a non‑exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of the in-store and e-commerce product offerings that we believe are important in differentiating our stores, our e-commerce offerings and our customers’ shopping experience. If our competitors were to duplicate or improve on some or all of our in‑store experience, or our in-store and e-commerce product offerings, our competitive position and our business could suffer.

As we expand our business, we may be unable to generate significant amounts of cash from operations.

As we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, purchase inventory, pay personnel, pay for the increased costs associated with operating as a public company and, if necessary, further invest in our infrastructure and facilities. We primarily rely on cash flow generated from existing stores and our e-commerce businesses to fund our current operations and our growth. It typically takes several months and a significant amount of cash to open a new store. For example, our new store model requires an average net cash investment of approximately $0.9 million. If we continue to open a large number of stores relatively close in time, the cost of these store openings and the cost of continuing operations could reduce our cash position. An increase in our net cash outflow for new stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.

If our business does not generate sufficient cash flow from operations to fund these activities, and sufficient funds are not otherwise available from our current credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose covenants that restrict our operations, and will require interest payments that would create additional cash demands and financial risk for us.

We have expanded rapidly in recent years and have limited operating experience at our current size.

We have significantly expanded our operations in the last three years, increasing our locations from 117 stores in 21 states as of March 31, 2013 to 208 stores in 29 states as of March 26, 2016, including stores acquired as a result of the Baskins and Sheplers Acquisitions. The size of our business increased significantly beyond the size of either our previously existing business or the Sheplers business. As a result of the Sheplers Acquisition and our anticipated future growth, we will be required to manage and monitor larger and more complex operations and may be required to expand our sales, marketing and support services and our administrative personnel. We may also decide to change our distribution model. This expansion could increase the strain on our existing resources, causing operational difficulties such as difficulties in hiring, obtaining adequate levels of merchandise, delayed shipments and decreased levels of customer service. These difficulties could cause our brand image to deteriorate and lead to a decrease in our revenues and income and the price of our common stock.

Any significant change in our distribution model could initially have an adverse impact on our cash flows and results of operations.

During fiscal 2016, our suppliers shipped approximately 83% of our in‑store merchandise units directly to our stores and approximately 26% of our e‑commerce merchandise units directly to our e‑commerce customers. In the future, as part of our long‑term strategic planning, we may change our distribution model to increase the amount of merchandise that we self‑distribute through a centralized distribution center. Changing our distribution model to increase distributions from a centralized distribution center to our stores and customers would initially involve significant capital expenditures, which would increase our borrowings and interest expense or temporarily reduce the rate at which we open new stores. In addition, if we are unable to successfully integrate a new distribution model into our operations in a timely manner, our supply chain could experience significant disruptions, which could reduce our sales and adversely impact our results of operations.

If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third‑party branded products and manufacturers for our private brand products. During fiscal 2016, merchandise purchased from our top three suppliers accounted for approximately 21%, 10% and 7% of our sales. We operate on a purchase order basis for our private brand and third‑party branded merchandise and do not have long‑term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e‑commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

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

•

the third‑party suppliers of our exclusive product offerings may not maintain adequate controls with respect to product specifications and quality, which may lead to costly corrective action and damage to our brand image;

•	if our expanded exclusive product offerings fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease; and

•

implementation of these plans may divert our management’s attention from other aspects of our business and place a strain on our operational, managerial, financial and administrative resources, as well as our information systems.

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

Any inability to balance our private brand merchandise with the third‑party branded merchandise that we sell may have an adverse effect on our net sales and gross margin.

Our private brand merchandise represented approximately 13% of our fiscal 2016 sales at the Boot Barn stores, excluding the rebranded Sheplers stores. Our private brand merchandise generally has a higher gross margin than the third‑party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our private brands in the future. However, carrying our private brands limits the amount of third‑party branded merchandise we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third‑party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

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

A rise in the cost of fabric, raw materials, labor or transportation could increase our cost of merchandise and cause our results of operations and margins to decline.

Fluctuations in the price, availability and quality of fabrics and raw materials, such as cotton and leather, that our suppliers use to manufacture our products, as well as the cost of labor and transportation, could have adverse impacts on our cost of merchandise and our ability to meet our customers’ demands. In particular, because key components of our products are cotton and leather, any increases in the cost of cotton or leather may significantly affect the cost of our products and could have an adverse impact on our cost of merchandise. We may be unable to pass all or any of these higher costs on to our customers, which could have a material adverse effect on our profitability.

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions.

Many of our private brand products are manufactured in foreign countries. In addition, we purchase most of our third‑party branded merchandise from domestic suppliers that have a majority of their merchandise made in foreign countries. Some foreign countries can be, and have been, affected by political and economic instability, public health emergencies and natural disasters, negatively impacting trade. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to trade restrictions imposed by the U.S. or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our suppliers’ imports become subject to existing or future duties and quotas, or if our suppliers face increased competition from other companies for production facilities, import quota capacity or shipping capacity. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.

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

We purchase merchandise from independent third‑party suppliers and manufacturers. If any of these suppliers have practices that are not legal or accepted in the U.S., consumers may develop a negative view of us, our brand image could be damaged and we could become the subject of boycotts by our customers or interest groups. Further, if the suppliers violate labor or other laws of their own country, these violations could cause disruptions or delays in their shipments of merchandise. For example, much of our merchandise is manufactured in China and Mexico, which have different labor practices than the U.S. We do not independently investigate whether our suppliers are operating in compliance with all applicable laws and therefore we rely upon the suppliers’ representations set forth in our purchase orders and supplier agreements concerning the suppliers’ compliance with such laws. If our goods are manufactured using illegal or unacceptable labor practices in these countries, or other countries from which our suppliers source the products we purchase, our ability to supply merchandise for our stores without interruption, our brand image and, consequently, our sales may be adversely affected.

If we lose key management personnel, our operations could be negatively impacted.

We depend upon the leadership and experience of our executive management team. If we are unable to retain existing management personnel who are critical to our success, it could result in harm to our supplier and employee relationships, the loss of key information, expertise or know‑how and unanticipated recruitment and training costs. The loss of the services of any of our key management personnel could have a material adverse effect on our business and prospects, and could be viewed negatively by investors and analysts, which could cause the price of our common stock to decline. We may be unable to find qualified individuals to replace key management personnel on a timely basis, without incurring increased costs or at all. We do not intend to purchase key person life insurance covering any employee. If we lose the services of any of our key management personnel or we are unable to attract additional qualified personnel, we may be unable to successfully manage our business.

If we cannot attract, train and retain qualified employees, our business could be adversely affected.

Our success depends upon the quality of the employees we hire. We recruit people who are welcoming, friendly and service‑oriented, and who often live the western lifestyle or have a genuine affinity for it. Employees in many positions must have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is typically high and finding qualified candidates to fill positions may be difficult. Our planned growth will require us to hire and train even more personnel. If we cannot attract, train and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary and seasonal personnel to staff our distribution center. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively impact our operations.

The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.

Our Store Support Center and distribution centers are located in California, Kansas and Texas. If we encounter any disruptions to our operations at these locations or if they were to shut down for any reason, including due to fire or other natural disaster, then we may be prevented from effectively operating our stores and our e‑commerce businesses. Furthermore, the risk of disruption or shutdown at our buildings in California are greater than they might be if they were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shutdown at our locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

In addition, most of the 208 stores that we operated as of March 26, 2016 were concentrated in the western U.S., with 98 of those stores located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns in those states where our stores are located. For example, a recession in any area where we own several stores could adversely affect our ability to generate or increase operating revenues. In addition, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by the economic downturn affecting the oil, gas, and commodities industries. Any negative impact upon or disruption to the operations of stores in these states could have a material adverse effect on our financial condition and results of operations.

We are required to make significant lease payments for our stores, Store Support Center and distribution center, which may strain our cash flow.

We do not own any real estate. Instead, we lease all of our retail store locations as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2016, our total operating lease expense was $38.1 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi‑year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flows from operating activities, and sufficient funds are not otherwise available to us from borrowings under our current credit facility, future credit facilities or from other sources, we may be unable to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.

Additional sites that we lease are likely to be subject to similar long‑term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Seventeen of our 208 store leases will reach their termination date during fiscal 2017, and none of these leases contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.

The investing public may use same store sales or net sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of “same store sales”. Our same store sales can vary significantly from period to period for a variety of reasons, such as the age of stores, changing economic factors, unseasonable weather, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause same store sales or net sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations and cause the price of our common stock to be volatile during such periods.

Our leverage may reduce our cash flow available to grow our business.

In connection with the Sheplers Acquisition, we refinanced our existing credit facilities, as well as Sheplers’ existing credit facilities, with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan. As of March 26, 2016, we had an aggregate of $247.3 million of total outstanding indebtedness. Our obligations to pay principal and interest under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan will reduce our available cash flow, limiting our flexibility to respond to changing business and economic conditions and increasing any additional borrowing costs.

Our borrowings under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan are at variable rates, exposing us to interest rate risk.

The June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan provide for variable interest rates. As a result, if interest rates increase, our debt service obligations under the current credit facilities could increase even though the amount borrowed remained the same, which would adversely impact our net income.

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

In addition, the Company is required to satisfy certain financial ratios as set forth in these agreements. Our ability to satisfy these financial ratios will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these ratios in future periods will also depend on our ability to successfully implement our overall business strategy and realize contemplated synergies.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in our current credit facilities. Failure to comply with any of these covenants could result in a default under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.

We rely upon our management information systems in almost every aspect of our daily business operations. For example, our management information systems serve an integral part in enabling us to order merchandise, process merchandise at our distribution center and retail stores, perform and track sales transactions, manage personnel, pay suppliers and employees, operate our e‑commerce businesses and report financial and accounting information to management. In addition, we rely on our management information systems to enable us to leverage our costs as we grow. If our management information systems fail to operate or are unable to support our growth, our store operations and e‑commerce businesses could be severely disrupted, and we could be required to make significant additional expenditures to remediate any such failure.

We rely on UPS and the United States Postal Service to deliver our e‑commerce merchandise to our customers and our business could be negatively impacted by disruptions in the operations of these third‑party service providers.

We rely on UPS and the United States Postal Service to deliver our e‑commerce merchandise to our customers. Relying on these third‑party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their inability to meet our shipping demands. If we are forced to use other delivery services, our costs could increase and we may be unable to meet shipment deadlines. Moreover, we may be unable to obtain terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. In addition, if our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. These circumstances may negatively impact our financial condition and results of operations.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of Internet‑based communication, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the brands that we sell may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores and merchandise.

We also use social media platforms as marketing tools. For example, we maintain Facebook, Instagram, Snapchat and Twitter accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

Our e‑commerce businesses subject us to numerous risks that could have an adverse effect on our results of operations.

Our e‑commerce businesses and their continued growth subject us to certain risks that could have an adverse effect on our results of operations, including:

•	diversion of traffic from our stores;
•	liability for online content;
•	government regulation of the Internet; and
•	risks related to the computer systems that operate our e‑commerce websites and related support systems, including computer viruses, electronic data theft and similar disruptions.

We intend to implement improvements to our e-commerce platform, including migration of sheplers.com to the software we use for bootbarn.com and upgrading bootbarn.com to a later version of the software. Our sales could be adversely affected by any disruption or downtime caused by the implementation of new software or software upgrades. In addition, any data loss caused by such implementation could have a material adverse effect on our financial condition and results of operations.

In addition, as we expand our e‑commerce operations, we face the risk of increased losses from credit card fraud. We do not carry insurance against the risk of credit card fraud, so under current credit card practices, we may be liable for fraudulent credit card transactions even though the associated financial institution has approved payment of the orders. If we are unable to deter or control credit card fraud, or if credit card companies require more burdensome terms or refuse to accept credit card charges from us, our net income could be reduced. A breach of our e‑commerce security measures could also reduce demand for our services.

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

If we fail to obtain and retain high‑visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the celebrities that we partner with is impaired, our business may suffer.

A principal component of our marketing program is to partner with well‑known country music artists and other celebrities for sponsorship and endorsement arrangements. Although we have partnered with several well‑known celebrities in this manner, some of these persons may not continue their endorsements, may not continue to succeed in their fields or may engage in activities which could bring disrepute on themselves and, in turn, on us and our brand image and products. We also may not be able to attract and partner with new celebrities that may emerge in the future. Competition for endorsers is significant and adverse publicity regarding us or our industry could make it more difficult to attract and retain endorsers. Any of these failures by us or the celebrities that we partner with could adversely affect our business and revenues.

Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses and/or harm our reputation.

Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of our employees and third parties, including our customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, as well as debit and credit card information. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action, or result in customers discontinuing the use of debit or credit cards in our stores, or customers not shopping in our stores or on our e‑commerce websites altogether. These consequences could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks and defects in software and hardware and to address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.

We operate our Enterprise Resource Planning system on a software‑as‑a‑service platform, and we use this system for integrated point‑of‑sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on this system, and the third‑party provider of this service, for many aspects of our operations. If this service provider or this system fails, or if we are unable to continue to have access to this system on commercially reasonable terms, or at all, our operations would be severely disrupted until an equivalent system could be identified, licensed or developed, and integrated into our operations. This disruption would have a material adverse effect on our business.

Our failure to maintain adequate internal controls over our financial and management systems may cause errors in our financial reporting. These errors may cause a loss of investor confidence and result in a decline in the price of our common stock.

Our public company reporting obligations and our anticipated growth may place additional burdens on our financial and management systems, internal controls and employees. As a public company, we are required to maintain internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to file a report by management on the effectiveness of our internal control over financial reporting.

Implementing and maintaining internal controls is time consuming and costly. If we identify any material weaknesses or deficiencies that aggregate to a material weakness in our internal controls, we will have to implement appropriate changes to these controls, which may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting, legal and other personnel, entail substantial costs to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. If we are unable to maintain effective internal control over financial reporting, including because of an inability to remediate any such material weakness, if our management is unable to report that our internal control over financial reporting is effective when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result, our failure to maintain effective internal controls could result in us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, both of which in turn could cause the market value of our common stock to decline and affect our ability to raise capital.

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

We have not registered any of our intellectual property outside of the U.S. with the exception of the Boot Barn tradename which was registered in Hong Kong as part of our Boot Barn International (Hong Kong) Limited subsidiary. We cannot prohibit other companies from using our other trademarks in foreign countries. Use of these other trademarks in foreign countries could negatively impact our identity in the U.S. and cause our sales to decline.

We may be subject to liability if we, or our suppliers, infringe upon the intellectual property rights of third parties.

We may be subject to claims that our activities or the products that we sell infringe upon the intellectual property rights of others. Any such claims can be time consuming and costly to defend, and may divert our management’s attention and resources, even if the claims are meritless. If we were to be found liable for any such infringement, we could be required to enter into costly settlements or license agreements and could be subject to injunctions preventing further infringement. Such infringement claims could harm our brand image. In addition, any payments that we are required to make and any injunction with which we are required to comply as a result of such infringement actions could adversely affect our financial results.

We purchase merchandise from suppliers that may be subject to design copyrights or design patents, or otherwise may incorporate protected intellectual property. We are not involved in the manufacture of any of the merchandise we purchase from our suppliers for sale to our customers, and we do not independently investigate whether these suppliers legally hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon the suppliers’ representations set forth in our purchase orders and supplier agreements concerning their right to sell us the products that we purchase from them. If a third party claims to have licensing rights with respect to merchandise we purchased from a supplier, or if we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or supplier is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Any of these results could harm our brand image and have a material adverse effect on our business and growth.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

Our business is characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, each of which exposes us to a high risk of consumer litigation. From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, compliance with the Americans with Disabilities Act of 1990, footwear, apparel and accessory safety standards, security of customer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We are subject to numerous regulations, including labor and employment, customs, truth‑in‑advertising, consumer protection, environmental and occupational safety requirements and zoning and occupancy laws and ordinances that regulate retailers generally, that govern the importation, promotion and sale of merchandise and/or that regulate the operation of stores and warehouse facilities. If these regulations were violated by our management, employees or suppliers, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

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

Higher wage and benefit costs could adversely affect our business.

Changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act, could cause us to incur additional wage and benefit costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions would increase our expenses and have an adverse impact on our profitability.

We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to our management.

We have made strategic acquisitions in the past and may in the future consider strategic transactions and business arrangements, including, but not limited to, acquisitions, asset purchases, partnerships, joint ventures, restructurings, divestitures and investments. The success of such a transaction is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may be unable to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. Any such transaction may require us to incur non‑recurring or other charges, may increase our near and long‑term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our operations and financial results.

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

If our goodwill, intangible assets or long‑lived assets become impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill and indefinite lived intangible assets. Our goodwill balance as of March 26, 2016 of $193.1 million was generated by the initial acquisition of Boot Barn Holding Corporation and the subsequent acquisitions of RCC, Baskins, and Sheplers. Our intangible asset balance as of March 26, 2016 was $64.9 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist. Goodwill, intangible assets and long‑lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. No impairment losses have been recorded in the consolidated financial statements included elsewhere in this annual report and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to calculate long‑lived asset impairment losses. However, an impairment of a significant portion of our goodwill, intangible assets or long‑lived assets could materially adversely affect our financial condition and results of operations.

Risks Related To Ownership of Our Common Stock

The market price and trading volume of our common stock has been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

The market for specialty retail stocks can be highly volatile. Prior to the initial public offering of 5,000,000 shares of our common stock in 2014, there had been no public market for our stock. Shares of our common stock were sold in our initial public offering in October 2014 at a price of $16.00 per share. From October 30, 2014 to March 26, 2016, our common stock has traded as high as $34.43 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly or annual financial results and operating performance and the performance of our competitors;
•	publication of research reports or recommendations by securities or industry analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;
•	our failure or our competitors’ failure to meet analysts’ projections or guidance;
•	ratings downgrades by any securities analysts who follow our common stock;
•	our levels of same store sales;
•	sales or anticipated sales of large blocks of our common stock;
•	changes to our management team;

•	regulatory developments negatively affecting our industry;
•	changes in stock market valuations of our competitors;
•	the development and sustainability of an active trading market for our common stock;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	the performance and successful integration of any new stores that we open or acquire;
•	actions by competitors;
•	announcements by us or our competitors of new product offerings or significant acquisitions;
•	short selling of our common stock by investors;
•

limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;

•	fluctuations in the stock markets generally and in the market for shares in the retail sector particularly; and
•	changes in general market and economic conditions.

Further, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation, should it materialize, could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation. The threat or filing of class action litigation could cause the price of our common stock to decline.

Freeman Spogli & Co. holds a significant amount of our common stock, which may prevent other stockholders from influencing corporate decisions and may result in conflicts of interest that cause the price of our common stock to decline.

Freeman Spogli & Co. controls approximately 51.0% of the total voting power of our outstanding common stock. As a result, Freeman Spogli & Co. is in a position to dictate, or significantly influence, the outcome of any corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Freeman Spogli & Co., acting alone or in conjunction with other stockholders, may be able to delay or prevent a change of control from occurring, even if the change of control would benefit our stockholders. It is also possible that the interests of Freeman Spogli & Co. may in some circumstances conflict with our interests and the interests of our stockholders. This ownership concentration may adversely impact the trading of our common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our common stock.

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

The market price for our common stock may decline as a result of a potential sale of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur. As of March 26, 2016, we had 26,349,387 shares of common stock outstanding. These shares are freely tradable, subject to the limitations of Rule 144, in the public markets, which could depress the value of our common stock.

Anti‑takeover provisions in our corporate organizational documents and current credit facility and under Delaware law may delay, deter or prevent a takeover of us and the replacement or removal of our management, even if such a change of control would benefit our stockholders.

The anti‑takeover provisions under Delaware law, as well as the provisions contained in our corporate organizational documents, may make an acquisition of us more difficult. For example:

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

Our debt instruments also contain provisions that could have the effect of making it more difficult or less attractive for a third party to acquire control of us. Our current credit facility provides that a change of control constitutes an event of default under such credit facility and would permit the lenders to declare the indebtedness incurred thereunder to be immediately due and payable. Our future credit facilities may contain similar provisions. The need to repay all such indebtedness may deter potential third parties from acquiring us.

Under these various provisions in our amended and restated certificate of incorporation, amended and restated bylaws and current credit facility, a takeover attempt or third‑party acquisition of us, including a takeover attempt that may result in a premium over the market price for shares of our common stock, could be delayed, deterred or prevented. In addition, these provisions may prevent the market price of our common stock from increasing in response to actual or rumored takeover attempts and may also prevent changes in our management. As a result, these anti‑takeover and change of control provisions may limit the price that investors are willing to pay in the future for shares of our common stock.

We incur significant expenses as a result of being a publicly traded company, which may negatively impact our earnings.

As a public company we incur significant legal, accounting, insurance and other expenses, including costs relating to compliance with the Sarbanes‑Oxley Act and the rules implemented by the SEC and the stock exchanges, as well as the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including annual, quarterly and current reports with respect to our business and financial condition. Our management and other personnel also devote significant time to such compliance. Any expenses in legal, accounting, insurance and other related expenses could reduce our earnings and have a material adverse effect on our financial condition and results of operations. These compliance requirements make some activities more time-consuming and costly than if we were a private company.

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

We intend to retain all of our available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations and liquidity, legal requirements and restrictions that may be imposed by the terms of our current credit facility and in any future financing instruments. Therefore, you may only receive a return on your investment in our common stock if the market price increases above the price at which you purchased it, which may never occur.

We take advantage and will continue to take advantage of the reduced disclosure requirements applicable to “emerging growth companies”, which may make our common stock less attractive to investors.

The Jumpstart Our Business Startups Act of 2012 provides that, so long as a company qualifies as an “emerging growth company”, it will, among other things:

•

be exempt from the provisions of Section 404(b) of the Sarbanes‑Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal controls over financial reporting;

•	be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd‑Frank Act;
•

be exempt from certain disclosure requirements of the Dodd‑Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act; and

•

be permitted to provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on the financial statements.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our Store Support Center, e‑commerce operations and distribution centers are located in California, Kansas, and Texas. As of March 26, 2016, our Store Support Center was in Irvine, California, where we occupied two office buildings totaling 44,538 square feet, and a bootbarn.com e-commerce distribution center totaling 52,846 square feet. In April 2016, we exited the lease at our Irvine, California Store Support Center and the bootbarn.com e-commerce distribution center, and relocated our Store Support Center to a 84,580 square foot building in Irvine, California. The lease will expire August 31, 2022, and contains an option to renew for five years beyond the lease expiry date. We moved our bootbarn.com e-commerce distribution center into our 199,245 square-foot distribution center in Fontana, California, where we currently hold inventory to provide staging and storage space to support our private brand initiatives, bulk purchasing programs, event sales and new store openings. Our Fontana, California lease expires February 28, 2021, and contains two options to renew, each for a period of five years. We also have 17,200 square feet of office space in Frisco, Texas. In Wichita, Kansas, we lease a 10,000 square foot call center to support our e-commerce businesses, a 20,000 square foot building containing additional office space, and a 90,000 square foot distribution center for Sheplers E-commerce.

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Seventeen of our 208 store leases will reach their termination date during fiscal 2017, and none of these leases contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

Item 3.  Legal Proceedings

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. At present, the Company cannot reasonably estimate the loss that may arise from this matter, but has recorded as of March 26, 2016 an amount for the estimated probable loss, which is not material to the audited financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on our financial position, results of operations or liquidity.

Additionally, we are occasionally a party to legal actions arising in the ordinary course of our business, including employment‑related claims and actions relating to intellectual property. None of these legal actions, many of which are covered by insurance, has had a material effect on us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. The following table sets forth the high and low sales prices of our common stock, as reported by the NYSE, for each quarterly period since our initial public offering:

	High	Low
Fiscal quarter ended:
December 28, 2014	$22.20	$16.88
March 28, 2015	25.50	17.94
June 27, 2015	31.59	21.80
September 26, 2015	34.43	17.55
December 26, 2015	18.74	9.11
March 26, 2016	13.09	5.20

As of May 31, 2016, we had approximately 35 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our common stock began trading on October 30, 2014, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

On April 11, 2014, we declared and subsequently paid a pro rata cash dividend to our stockholders totaling $39.9 million, made a cash payment of $1.4 million to holders of vested options, and lowered the exercise price of 1,918,550 unvested options by $2.00 per share. The cash payments totaling $41.3 million reduced retained earnings to zero and reduced additional paid‑in capital by $39.7 million.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended March 26, 2016 (the “2016 Proxy Statement”).

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between October 30, 2014 (the day after our initial public offering) and March 26, 2016 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc. (Formerly known as Brown Shoe Co, Inc.); Cabela’s, Inc.; DSW, Inc.; Finish Line, Inc.; Foot Locker, Inc.; Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. This graph assumes an initial investment of $100 on October 30, 2014 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on October 30, 2014 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

March 2016

200
180
160
140
120
100
80
60
40
20
—
10/30/2014
10/31/2014
12/31/2014
3/28/2015
6/30/2015
9/30/2015
12/31/2015
3/26/2016
Boot Barn Holdings, Inc.
NYSE Composite—Total Return
Peer Group

	Cumulative Total Return
	October 30,	October 31,	December 31,	March 28,	June 30,	September 30,	December 31,	March 26,
	2014	2014	2014	2015	2015	2015	2015	2016
Boot Barn Holding, Inc.	100	101.72	104.30	133.01	183.38	105.62	70.43	53.52
NYSE Composite—Total Return	100	101.24	101.63	102.80	102.58	93.61	97.46	97.53
Peer Group	100	100.47	107.88	114.43	116.59	109.83	104.85	108.80

Item 6.  Selected Consolidated Financial Data

The following tables present our selected consolidated financial and other data as of and for the periods indicated. We have derived the selected consolidated statement of operations data for the years ended March 26, 2016, March 28, 2015, and March 29, 2014, and the consolidated balance sheet data as of March 26, 2016, and March 28, 2015 from the audited consolidated financial statements included in Item 8 of this report. The selected consolidated statement of operations data and consolidated balance sheet data for March 30, 2013 is derived from audited consolidated financial statements that are not included elsewhere in this report. The selected consolidated statement of operations data for the Successor Period of December 12, 2011 to March 31, 2012 and the Predecessor Period of April 3, 2011 to December 11, 2011 are derived from audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

The consolidated statement of operations data and consolidated balance sheet data include the financial position, results of operations and cash flows of RCC, Baskins and Sheplers since their respective dates of acquisition in August 2012, May 2013 and June 2015.

You should read the following selected consolidated financial and other data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended(1)				Period(1)
					(Successor)	(Predecessor)
(in thousands, except per share and	March 26,	March 28,	March 29,	March 30,	December 12, 2011	April 3, 2011
selected store data)	2016	2015	2014	2013	to March 31, 2012	to December 11, 2011
Consolidated Statement of Operations Data:
Net sales	$569,020	$402,684	$345,868	$233,203	$58,267	$110,429
Cost of goods sold	396,317	267,907	231,796	151,357	37,313	72,129
Amortization of inventory fair value adjustment	(500)	—	867	9,199	9,369	—
Total cost of goods sold	395,817	267,907	232,663	160,556	46,682	72,129
Gross profit	173,203	134,777	113,205	72,647	11,585	38,300
Operating expenses:
Selling, general and administrative expenses	142,078	99,341	91,998	62,609	12,769	28,145
Acquisition-related expenses(2)	891	—	671	1,138	3,027	7,336
Total operating expenses	142,969	99,341	92,669	63,747	15,796	35,481
Income from operations	30,234	35,436	20,536	8,900	(4,211)	2,819
Interest expense, net	12,923	13,291	11,594	7,415	1,442	3,684
Other income, net	—	51	39	21	5	70
Income before income taxes	17,311	22,196	8,981	1,506	(5,648)	(795)
Income tax expense	7,443	8,466	3,321	826	(1,047)	(135)
Net income	9,868	13,730	5,660	680	(4,601)	(660)
Net income attributed to non-controlling interest	—	4	283	34	(230)	—
Net income attributed to Boot Barn Holdings, Inc.	$9,868	$13,726	$5,377	$646	$(4,371)	$(660)
Net income per share:(3)
Basic shares	$0.38	$0.56	$0.28	$0.03	$(0.23)	$(3.82)
Diluted shares	$0.37	$0.54	$0.28	$0.03	$(0.23)	$(3.82)
Weighted average shares outstanding:(3)
Basic shares	26,170	22,126	18,929	18,757	18,633	173
Diluted shares	26,955	22,888	19,175	18,757	18,633	173
Other Financial Data (unaudited):
EBITDA(4)	$44,250	$44,694	$28,704	$14,509	$(3,111)	$4,107
Adjusted EBITDA(4)	$59,554	$48,232	$40,271	$28,933	$9,785	$11,917
Capital expenditures	$36,127	$14,074	$11,400	$3,848	$698	$2,055

Selected Store Data (unaudited):
Same Store Sales growth/(decline)	(0.1)%	7.3%	6.7%	11.9%	17.5%	17.5%
Stores operating at end of period	208	169	152	117	86	85
Total retail store square footage, end of period (in thousands)	2,389	1,816	1,642	1,082	814	804
Average store square footage, end of period	11,488	10,748	10,801	9,251	9,466	9,456
Average net sales per store (in thousands)(5)	$2,312	$2,259	$2,162	$1,861	$644	$1,210

	March 26,	March 28,	March 29,	March 30,
(in thousands)	2016	2015	2014(7)	2013(7)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,195	$1,448	$1,118	$1,190
Working capital(6)	93,575	75,134	56,325	36,751
Total assets	539,326	326,128	289,482	222,706
Total debt	242,429	89,826	125,743	86,834
Stockholders’ equity	161,490	142,422	84,575	77,624

(1)

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2016, fiscal 2015, fiscal 2014, fiscal 2013 and the Successor Period and the Predecessor Period, which represent our fiscal years ended March 26, 2016, March 28, 2015, March 29, 2014 and March 30, 2013, and our fiscal periods from December 12, 2011 to March 31, 2012 and from April 3, 2011 to December 11, 2011, respectively. Fiscal 2016, 2015, 2014 and 2013 were each 52-week periods, the Successor Period consisted of approximately 16 weeks and the Predecessor Period consisted of approximately 36 weeks. Same store sales growth presented for each of the Predecessor Period and Successor Period was calculated by comparing same store sales for such period against same store sales for the corresponding period in fiscal 2011. The data includes the activities of RCC from August 2012, Baskins from May 2013, and Sheplers from June 2015, their respective dates of acquisition.

(2)	Represents costs incurred in connection with the acquisitions of RCC, Baskins and Sheplers, as well as the Recapitalization.
(3)	The indicated data, other than data for the Predecessor Period, gives effect to the 25-for-1 stock split of our common stock effected October 27, 2014.

(4)

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. We define EBITDA as net income adjusted to exclude income tax expense, net interest expense and depreciation and intangible asset amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude non cash expenses, such as  stock‑based compensation and the non‑cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition‑related integration costs, amortization of inventory fair value adjustment, loss on disposal of assets and contract termination costs, secondary offering costs and other due diligence expenses. We include EBITDA and Adjusted EBITDA in this report because they are important financial measures used by our management, board of directors and lenders to assess our operating performance. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business—EBITDA and Adjusted EBITDA” for more information about management’s use of these measures and why we consider them to be important. EBITDA and Adjusted EBITDA should not be considered in isolation or as alternatives to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Given that EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measures. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended(1)				Period(1)
					(Successor)	(Predecessor)
	March 26,	March 28,	March 29,	March 30,	December 12, 2011	April 3, 2011
(in thousands)	2016	2015	2014	2013	to March 31, 2012	to December 11, 2011
EBITDA Reconciliation (Unaudited):
Net income	$9,868	$13,730	$5,660	$680	$(4,601)	$(660)
Income tax expense	7,443	8,466	3,321	826	(1,047)	(135)
Interest expense, net	12,923	13,291	11,594	7,415	1,442	3,684
Depreciation and intangible asset amortization	14,016	9,207	8,129	5,588	1,095	1,218
EBITDA	44,250	44,694	28,704	14,509	(3,111)	4,107
Non-cash stock-based compensation(a)	2,881	2,048	1,291	787	99	—
Non-cash accrual for future award redemptions(b)	4	(49)	591	219	384	470
Recapitalization expenses(c)	—	—	—	—	3,027	7,336
Acquisition-related expenses(d)	891	—	671	1,138	—	—
Acquisition-related integration costs(e)	10,338	—	6,167	2,061	—	—
Amortization of inventory fair value adjustment(f)	(500)	—	867	9,199	9,369	—
Loss on disposal of assets and contract termination costs(g)	1,373	134	1,980	322	17	4
Secondary offering costs(h)	317	541	—	—	—	—
Other due diligence expenses(i)	—	864	—	698	—	—
Adjusted EBITDA	$59,554	$48,232	$40,271	$28,933	$9,785	$11,917

(a)	Represents non‑cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non‑cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents non-capitalized costs associated with the Recapitalization.
(d)	Includes direct costs and fees related to the acquisitions of RCC, Baskins and Sheplers, which we acquired in August 2012, May 2013 and June 2015, respectively.
(e)

Represents certain store integration, remerchandising, inventory obsolescence and corporate consolidation costs incurred in connection with the integration of RCC, Baskins and Sheplers, which we acquired in August 2012, May 2013 and June 2015, respectively. Fiscal 2016 includes an adjustment to normalize the gross margin impact of sales of discontinued inventory from Sheplers, which was sold at a discount or written off. The adjustment assumes such inventory was sold at Sheplers’ normalized margin rate.

(f)	Represents the amortization of purchase‑accounting adjustments that adjusted the value of inventory acquired to its fair value.

(g)	Represents loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.
(h)

Represents professional fees and expenses incurred in connection with a Form S-1 Registration Statement filing in July 2015 and withdrawn in November 2015, and a secondary offering held in February 2015.

(i)	Represents professional fees and expenses incurred in connection with a prior due diligence process of Sheplers.
(5)

Average net sales per store are calculated by dividing net sales for the applicable period by the number of stores operating at the end of the period. For the purpose of calculating net sales per store, e‑commerce sales and certain other revenues are excluded from net sales.

(6)

Working capital is calculated as current assets, excluding cash and cash equivalents, minus current liabilities, excluding the current portion of debt under our credit facilities, as determined in accordance with GAAP.

(7)

Working capital, total assets, and total debt for the fiscal years ending March 29, 2014 and March 30, 2013, reflect the reclassification of debt issuance costs as a result of the Company adopting ASU 2015-03. See Note 2 to our audited financial statements included in this Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this annual report, as well as the information presented under “Selected Consolidated Financial Data”. The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non‑historical statements in this discussion and analysis are forward‑looking statements. These forward‑looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described under “Risk Factors” and “Forward‑Looking Statements” elsewhere in this annual report. Our actual results could differ materially from those contained in or implied by any forward‑looking statements.

Overview

We are the largest and fastest‑growing lifestyle retail chain devoted to western and work‑related footwear, apparel and accessories in the U.S. As of March 26, 2016, we operated 208 stores in 29 states, as well as an e-commerce channel, consisting of www.bootbarn.com and www.sheplers.com. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

We strive to offer an authentic, one‑stop shopping experience that fulfills the everyday lifestyle needs of our customers, and as a result, many of our customers make purchases in both the western and work wear sections of our stores. We target a broad and growing demographic, ranging from passionate western and country enthusiasts, to workers seeking dependable, high‑quality footwear and clothing. Our broad geographic footprint, which comprises more than twice as many stores as our nearest direct competitor that sells primarily western and work wear, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

For a discussion of factors that affect the comparability of our results of operations, see “Item 1—Business—Recent Acquisitions and Corporate Transactions.”

Growth Strategies and Outlook

We plan to continue to expand our business, increase our sales growth and profitability and enhance our competitive position by executing the following strategies:

•	expanding our store base;
•	driving same store sales growth;
•	enhancing brand awareness;
•	growing our e‑commerce businesses; and
•	increasing profitability.

Since the founding of Boot Barn in 1978, we have grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner, resulting in sales increases over their original concepts. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent financial performance, generating sufficient cash flow to support national growth.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, selling, general and administrative (“SG&A”) expenses, EBITDA and Adjusted EBITDA. See “Item 6, Selected Consolidated Financial Data” for our definition of EBITDA and Adjusted EBITDA, and for a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. See “EBITDA and Adjusted EBITDA” below for further discussion of why we present EBITDA and Adjusted EBITDA.

Net sales

Net sales reflect revenue from the sale of our merchandise at retail locations, as well as sales of merchandise through our e‑commerce websites. We recognize revenue upon the purchase of merchandise by customers at our stores and upon delivery of the product in the case of our e‑commerce websites. Net sales also include shipping and handling fees for e‑commerce shipments that have been delivered to our customers. Net sales are net of returns on sales during the period as well as an estimate of returns and award redemptions expected in the future stemming from current period sales. Revenue from the sale of gift cards is deferred until the gift cards are used to purchase merchandise.

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best‑selling styles.

Same store sales

The term “same store sales” generally refers to net sales from stores that have been open at least 13 full fiscal months as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

•	stores that are closed for five or fewer days in any fiscal month are included in same store sales;
•

stores that are closed temporarily, but for more than five days in any fiscal month, are excluded from same store sales beginning in the fiscal month in which the temporary closure begins until the first full month of operation once the store re‑opens;

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

If the criteria described above are met, then all net sales of an acquired store, excluding those net sales before our acquisition of that store, are included for the period presented. However, when an acquired store is included for the period presented, the net sales of such acquired store for periods before its acquisition are included (to the extent relevant) for purposes of calculating “same stores sales growth” and illustrating the comparison between the applicable periods. Pre‑acquisition net sales numbers are derived from the books and records of the acquired company, as prepared prior to the acquisition, and have not been independently verified by us.

In addition to retail store sales, same store sales also includes e‑commerce sales, e‑commerce shipping and handling revenue and actual retail store or e‑commerce sales returns. We exclude gift card escheatment, provision for sales returns and future loyalty award redemptions from sales in our calculation of net sales per store.

Measuring the change in year‑over‑year same store sales allows us to evaluate how our store base is performing. Numerous factors affect our same store sales, including:

•	national and regional economic trends;
•	our ability to identify and respond effectively to regional consumer preferences;
•	changes in our product mix;
•	changes in pricing;
•	competition;
•	changes in the timing of promotional and advertising efforts;
•	holidays or seasonal periods; and
•	weather.

Opening new stores is an important part of our growth strategy. We opened 9, 18 and 22 stores new stores in fiscal 2014, 2015 and 2016, and acquired 30, 0 and 25 stores in fiscal 2014, 2015 and 2016, respectively. We anticipate that a significant percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

New store openings

New store openings reflect the number of stores, excluding acquired stores, that are opened during a particular reporting period. In connection with opening new stores, we incur pre‑opening costs. Pre‑opening costs consist of costs incurred prior to opening a new store and primarily consist of manager and other employee payroll, travel and training costs, marketing expenses, initial opening supplies and costs of transporting initial inventory and certain fixtures to store locations, as well as occupancy costs incurred from the time that we take possession of a store site to the opening of that store. Occupancy costs are included in cost of goods sold and the other pre‑opening costs are included in SG&A expenses. All of these costs are expensed as incurred.

New stores often open with a period of high sales levels, which subsequently decrease to normalized sales volumes. In addition, we experience typical inefficiencies in the form of higher labor, advertising and other direct operating expenses, and as a result, store‑level profit margins at our new stores are generally lower during the start‑up period of operation. The number and timing of store openings has had, and is expected to continue to have, a significant impact on our results of operations. In assessing the performance of a new store, we review its actual sales against the sales that we projected that store to achieve at the time we initially approved its opening. We also review the actual number of stores opened in a fiscal year against the number of store openings that we included in our budget at the beginning of that fiscal year.

Gross profit

Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold includes the cost of merchandise, obsolescence and shrinkage provisions, store and warehouse occupancy costs (including rent, depreciation and utilities), inbound and outbound freight, supplier allowances, occupancy‑related taxes, compensation costs for merchandise purchasing and warehouse personnel, and other inventory acquisition‑related costs. These costs are significant and can be expected to continue to increase as we grow. The components of our reported cost of goods sold may not be comparable to those of other retail companies, including our competitors.

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

Gross profit is also impacted by shifts in the proportion of sales of our private brand products compared to third‑party brand products, as well as by sales mix shifts within and between brands and between major product categories such as footwear, apparel or accessories.

Selling, general and administrative expenses

Our selling, general and administrative (“SG&A”) expenses are composed of labor and related expenses, other operating expenses, and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

•

Labor and related expenses—Labor and related expenses include all store‑level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.

•

Other operating expenses—Other operating expenses include all operating costs, including those for advertising, marketing campaigns, operating supplies, utilities, and repairs and maintenance, as well as credit card fees and costs of third‑party services.

•

General and administrative expenses—General and administrative expenses comprise expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share‑based compensation, legal, accounting and other compliance‑related expenses associated with being a public company and increases resulting from growth in the number of our stores.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non‑cash expenses, such as stock‑based compensation and the non‑cash accrual for future award redemptions, and unusual or non‑recurring costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition‑related integration costs, amortization of inventory fair value adjustment, loss on disposal of assets and contract termination costs, secondary offering costs, and other due diligence expenses. See “Item 6, Selected Consolidated Financial Data” for

a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA (or some variation thereof) for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt‑service capabilities. Given that EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measures.

Fiscal Year

We operate on a fiscal calendar which results in a 52‑ or 53‑week fiscal year ending on the Saturday closest to March 31 unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52‑week fiscal year, each quarter includes thirteen weeks of operations; in a 53‑week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2016, fiscal 2015 and fiscal 2014, which represent our fiscal years ended March 26, 2016, March 28, 2015 and March 29, 2014. Fiscal 2016,

2015 and 2014 were each 52‑week periods. The data includes the activities of Baskins from May 2013 and Sheplers from June 2015, their respective dates of acquisition.

	Fiscal Year Ended
	March 26,	March 28,	March 29,
(dollars in thousands)	2016	2015	2014

Consolidated Statements of Operations Data:
Net sales	$569,020	$402,684	$345,868
Cost of goods sold	396,317	267,907	231,796
Amortization of inventory fair value adjustment	(500)	—	867
Total cost of goods sold	395,817	267,907	232,663
Gross profit	173,203	134,777	113,205
Operating expenses:
Selling, general and administrative expenses	142,078	99,341	91,998
Acquisition-related expenses	891	—	671
Total operating expenses	142,969	99,341	92,669
Income from operations	30,234	35,436	20,536
Interest expense, net	12,923	13,291	11,594
Other income, net	—	51	39
Income before income taxes	17,311	22,196	8,981
Income tax expense	7,443	8,466	3,321
Net income	$9,868	$13,730	$5,660

Percentage of Net Sales:
Net sales	100.0%	100%	100%
Cost of goods sold	69.6%	66.5%	67%
Amortization of inventory fair value adjustment	(0.1)%	—	0.3%
Total cost of goods sold	69.5%	66.5%	67.3%
Gross profit	30.5%	33.5%	32.7%
Operating expenses:
Selling, general and administrative expenses	25.0%	24.7%	26.6%
Acquisition-related expenses	0.2%	—	0.2%
Total operating expenses	25.2%	24.7%	26.8%
Income from operations	5.3%	8.8%	5.9%
Interest expense, net	2.3%	3.3%	3.4%
Other income, net	—	—	—
Income before income taxes	3.0%	5.5%	2.6%
Income tax expense	1.3%	2.1%	1%
Net income	1.7%	3.4%	1.6%

Fiscal 2016 compared to Fiscal 2015

Net sales.  Net sales in fiscal 2016 increased by $166.3 million, or 41.3%, to $569.0 million compared to $402.7 million in fiscal 2015. The increase in net sales was the result of contributions from recently acquired Sheplers of $126.9 million and 22 new stores opened during fiscal 2016, partially offset by closures of six Sheplers stores and two Boot Barn stores. Consolidated same store sales during the fiscal year ended March 26, 2016 declined 0.1%, driven by the softening of local economies dependent on oil and other commodities and unseasonably warm weather.

Gross profit.  Gross profit increased by $38.4 million, or 28.5%, to $173.2 million in fiscal 2016 from $134.8 million in fiscal 2015. As a percentage of net sales, gross profit was 30.5% and 33.5% for fiscal 2016 and fiscal 2015, respectively. The gross profit increase was a result of the addition of the Sheplers’ business and the opening of 22 new stores. Gross profit rate was lower primarily due to the addition of the lower margin Sheplers’ business, and an increase in acquisition-related integration costs of $4.8 million. The acquisition-related integration costs represent certain store integration, remerchandising, inventory obsolescence and corporate consolidation costs incurred in connection with the integration of Sheplers.

Selling, general and administrative expenses.  SG&A expenses increased by $42.7 million, or 43.0%, to $142.1 million in fiscal 2016 from $99.3 million in fiscal 2015. As a percentage of net sales, SG&A expenses were 25.0% for fiscal 2016 compared to 24.7% for fiscal 2015. The increase in SG&A expenses was primarily due to store-related costs, acquisition-related integration costs of $5.5 million from the integration of Sheplers, loss on disposal of assets of $0.9 million and public company costs of $1.5 million.

Acquisition‑related expenses.    Acquisition-related expenses for the fiscal year ended March 26, 2016 were $0.9 million, which relate to the Sheplers Acquisition. We did not incur any acquisition‑related expenses in fiscal 2015. See Note 3, “Business Combinations”, to our audited financial statements included in this Annual Report, for further discussion of the Sheplers Acquisition.

Income from operations.    Income from operations decreased $5.2 million, or 14.7%, to $30.2 million for the fiscal year ended March 26, 2016 from $35.4 million for the fiscal year ended March 28, 2015. As a percentage of net sales, income from operations was 5.3% and 8.8% for fiscal 2016 and fiscal 2015, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense.  Interest expense, net decreased by $0.4 million, or 2.8%, to $12.9 million in fiscal 2016 from $13.3 million in fiscal 2015. The decrease in interest expense, net was primarily due to additional interest expense incurred in fiscal 2015 related to a higher interest rate, pre-payment penalties and accelerated amortization of deferred loan fees in connection with the $81.9 million paydown of a loan from Golub Capital LLC in the prior year, offset by a higher debt balance in fiscal 2016.

Income tax expense.  Income tax expense was $7.4 million in fiscal 2016 compared to $8.5 million in fiscal 2015. The decrease in our income tax expense is primarily attributable to the $4.9 million decrease in income before income taxes for fiscal 2016 as compared to fiscal 2015. Our effective tax rate was 43.0% and 38.1% for fiscal 2016 and fiscal 2015, respectively. The higher effective tax rate for fiscal 2016 compared to fiscal 2015 was due to discrete items related to non-deductible Sheplers’ acquisition costs and increases in the blended state tax rate for fiscal 2016 and discrete items that decreased taxes for fiscal 2015.

Net income.  Net income decreased to $9.9 million in fiscal 2016 from a net income of $13.7 million in fiscal 2015. The change in net income was attributable to the factors noted above.

Adjusted EBITDA.    Adjusted EBITDA increased $11.3 million, or 23.5%, to $59.6 million for fiscal 2016 from $48.2 million for fiscal 2015. The increase was primarily a result of the additional adjusted EBITDA contributions from the acquired Sheplers business and 22 new stores that opened during fiscal 2016. These increases were partially offset by additions to SG&A required to support the expanded business operations and increased costs associated with being a public company.

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

Gross profit.  Gross profit increased by $21.6 million, or 19.1%, to $134.8 million in fiscal 2015 from $113.2 million in fiscal 2014. The increase in gross profit was primarily the result of increased overall net sales, increased sales of higher margin merchandise including our private brands, and a decrease in amortization of acquisition—related inventory fair value adjustments, which are recorded in cost of goods sold. The amortization of acquisition‑related inventory fair value adjustments, was completed in fiscal 2014. The gross margin improvement was also driven by the absence of large markdowns and liquidation of inventory acquired in the Baskins Acquisition that totaled $2.3 million in fiscal 2014. Gross profit as a percentage of net sales increased to 33.5% in fiscal 2015 from 32.7% in fiscal 2014. Gross profit as a percentage of net sales, exclusive of amortization of acquisition‑related inventory fair value, increased 0.5% largely due to increased sales of higher margin merchandise including our private brands.

Selling, general and administrative expenses.  SG&A expenses increased by $7.3 million, or 8.0%, to $99.3 million in fiscal 2015 from $92.0 million in fiscal 2014. As a percentage of net sales, SG&A expenses were 24.7% for fiscal 2015 compared to 26.6% for fiscal 2014. The decrease in SG&A expenses as a percentage of net sales was mostly because of one‑time expenses in fiscal 2014 associated with the closure of Baskins’ corporate headquarters, the termination of certain contracts, severance and retention payments, and fees and expenses to integrate the Baskins store operations under our management that we did not incur in fiscal 2015. The total cost associated with these additional one‑time expenses was $3.5 million. Additionally, we paid an additional $0.4 million on the earnout to the previous shareholders of Baskins. We also recorded a $0.1 million loss on the disposal of assets in fiscal 2015, a decrease from the $2.0 million loss on the disposal of assets in fiscal 2014, which primarily related to the Baskins assets that we disposed of during our integration of the Baskins Acquisition in fiscal 2014. This expense is included in SG&A expenses in fiscal 2014 and did not recur in fiscal 2015. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales remained relatively flat. Included in the fiscal 2015 expenses are additional headcount, higher stock compensation expense and public company costs that we did not incur in fiscal 2014. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share‑based compensation, legal, accounting and other compliance‑related expenses associated with being a public company and increases resulting from growth in the number of our stores.

Acquisition‑related expenses.  We did not incur any acquisition‑related expenses in fiscal 2015. Acquisition‑related expenses in fiscal 2014 were $0.7 million. We completed the Baskins Acquisition in May 2013, and costs associated with this acquisition have been reflected in the respective fiscal year.

Income from operations.  Income from operations increased by $14.9 million, or 72.6%, to $35.4 million in fiscal 2015 from $20.5 million in fiscal 2014. As a percentage of net sales, income from operations was 8.8% and 5.9% during fiscal 2015 and 2014, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense.  Interest expense, net increased by $1.7 million, or 14.6%, to $13.3 million in fiscal 2015 from $11.6 million in fiscal 2014. The increase in interest expense was primarily a result of the pre‑payment penalty of $1.7 million and the accelerated amortization of deferred loan fees of $3.1 million. These charges to interest expense were incurred when we used the initial public offering (“IPO”) proceeds to repay a portion of the loan from Golub Capital LLC and when we used the proceeds from the Wells Fargo Credit Facility to pay in full the PNC Bank N.A. line of credit and the remaining portion of the loan from Golub Capital LLC. See “Liquidity and Capital Resources” below for further discussion of the repayment of these loans. These increases were partially offset by the lower interest rate on the Well Fargo Credit Facility.

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

Adjusted EBITDA.  Adjusted EBITDA increased by $7.9 million, or 19.8%, to $48.2 million in fiscal 2015 from $40.3 million in fiscal 2014. This increase was primarily a result of the increase in net income noted above, together with increases in the following non‑cash expenses, which are added to net income to arrive at Adjusted EBITDA: increased stock‑based compensation as well as certain secondary offering costs and professional fees that were incurred in connection with other acquisition activity. These increases were offset by decreased acquisition expenses and acquisition‑related integration and Reorganization costs, decreased amortization of the inventory fair value adjustment and decreased losses on asset disposals. See “Item 6—Selected Consolidated Financial Data” for a discussion and reconciliation of Adjusted EBITDA to net income.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations increased in fiscal 2016, primarily as a result of increased sales, a decrease in prepaid expenses and other current assets, and an increase in accounts payable, accrued expenses and other liabilities.

Although we did not have any material capital expenditure commitments as of the end of fiscal 2016, we are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructures, which will result in increased capital expenditures. We estimate that our capital expenditures in fiscal 2017 will be between approximately $13.0 million and $15.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Term Loan Due May 2019 (Golub Capital LLC)

We entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to the term loan and security agreement dated September 23, 2013 (the “2013 Golub Loan”). On April 14, 2014, we entered into an amended and restated term loan and security agreement for the 2013 Golub Loan. The amended and restated loan and security agreement increased the borrowings on the 2013 Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 9, “Stock-Based Compensation” to our audited financial statements included in this Annual Report. On November 5, 2014, we amended the 2013 Golub Loan to reduce the applicable LIBOR Floor from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%. Total interest expense incurred on the 2013 Golub Loan for the fiscal year ended March 28, 2015 was $6.8 million.

On November 5, 2014, we used $81.9 million of the net proceeds from the IPO to repay a portion of the principal balance on the 2013 Golub Loan. We incurred a pre-payment penalty of $0.6 million and accelerated amortization of debt issuance costs of $1.7 million, which was recorded to interest expense in fiscal 2015.

On February 23, 2015, proceeds from the credit facility with Wells Fargo Bank, N.A. (“February 2015 Wells Fargo Credit Facility”) were used to pay the entire $47.3 million outstanding balance of the 2013 Golub Loan. We incurred prepayment penalties of $1.1 million to the lenders under our prior credit facilities. Total debt issuance costs from the PNC Line of Credit and the 2013 Golub Loan of $1.4 million were written off to interest expense in fiscal 2015.

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

Total interest expense incurred in fiscal 2016 on the February 2015 Wells Fargo Credit Facility was $0.8 million.

Current Credit Facility

June 2015 Wells Fargo Revolver and Golub Term Loan

On June 29, 2015, we, as guarantor, and our wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced our $150 million February 2015 Wells Fargo Credit Facility with the $125 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and the $200 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) is agent. The borrowing base of the June 2015 Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves. Borrowings under the credit agreements were initially used to pay costs and expenses related to the Sheplers Acquisition and the closing of such credit agreements, and may be used for working capital and other general corporate purposes.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%.  The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability.  For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%.  We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.  The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date. Total interest expense incurred in the fiscal year ended March 26, 2016 on the June 2015 Wells Fargo Revolver was $0.9 million and the weighted average interest rate for the fiscal year ended March 26, 2016 was 1.7%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%.  The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans.  The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the fiscal year ended March 26, 2016 on the 2015 Golub Term Loan was $8.3 million and the weighted average interest rate for the fiscal year ended March 26, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio as of March 26, 2016 of 5.00:1.00. As provided for in the 2015 Golub Term Loan, this ratio steps down to 4.75:1.00 as of June 25, 2016, 4.50:1.00 as of December 24, 2016, 4.25:1.00 as of April 1, 2017, and 4.00:1:00 as of September 30, 2017 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of March 26, 2016, the fair value of these embedded derivatives was estimated and was not significant.

As of March 26, 2016, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $7.2 million as of March 26, 2016 compared to $1.4 million as of March 28, 2015.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	March 26,	March 28,	March 29,
	2016	2015	2014
	(In thousands)
Net cash provided by/(used in):
Operating activities	$32,929	$11,508	$12,780
Investing activities	(182,668)	(14,074)	(27,272)
Financing activities	155,486	2,896	14,420
Net increase/(decrease) in cash	$5,747	$330	$(72)

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items including depreciation, amortization and stock‑based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $32.9 million for the fiscal year ended March 26, 2016. The significant components of cash flows provided by operating activities were net income of $9.9 million, the add-back of non-cash depreciation and amortization expense of $14.0 million, stock-based compensation expense of $2.9 million, amortization and write-off of debt issuance fees and debt discount of $2.3 million and the excess tax benefit related to the exercise of stock options of $3.6 million. Accounts payable and accrued expenses and other current liabilities increased by $11.9 million due to the timing of payments. Prepaid expenses and other current assets decreased by $7.5 million primarily due to a decrease in prepaid rent as a result of the timing of rent payments. The above was offset by an increase in inventories of $16.1 million due to the growth of the company.

Net cash provided by operating activities decreased $1.3 million in fiscal 2015 as compared to fiscal 2014. The significant components of cash flows from operating activities in fiscal 2015 were net income of $13.7 million, the add‑back of non‑cash depreciation and amortization expense of $9.2 million, amortization of deferred loan fees and debt discounts of $3.7 million and stock‑based compensation and the excess tax benefit related to the exercise of stock options of $1.4 million. Accounts payable and accrued expenses and other current liabilities increased by a total of $10.7 million primarily attributable to the growth of the Company. The above were offset by an increase in inventories of $26.6 million in fiscal 2015 as compared to $14.1 million in fiscal 2014 primarily as a result of opening of 18 new stores in fiscal 2015 and an increase in our distribution center inventory related to our private brand growth initiative, and increases in prepaid expenses and accounts receivable of $3.3 million in fiscal 2015 as compared to $1.6 million in fiscal 2014, mostly due to increases in prepaid rent related to more stores and increases in accounts receivable from growth in the commercial accounts business.

Investing activities

Cash used in investing activities consists primarily of purchases of property and equipment but also includes funds used to effect the Baskins and Sheplers Acquisitions.

Net cash used in investing activities was $182.7 million for fiscal 2016, which was primarily attributable to the Sheplers Acquisition, net of cash acquired, and purchases of property and equipment during the period.

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

Financing activities

Cash provided by financing activities consists primarily of advances and repayments on our term loan and credit facility.

Net cash provided by financing activities was $155.5 million for fiscal 2016. We increased our loan borrowings by $200.9 million and our line of credit borrowings by $32.6 million. We paid $6.5 million of debt issuance fees related to these borrowings and repaid $77.9 million on our debt and capital lease obligations during the period. We also received $2.7 million from the exercise of stock options, and a $3.6 million excess tax benefit from the exercise of those options.

Net cash provided by financing activities decreased $11.5 million in fiscal 2015 as compared to fiscal 2014, primarily because of net debt repayment and debt issuance fees of $39.2 million and dividend payment of $41.3 million. The payments were offset by the receipt of $82.2 million from our IPO in fiscal 2015.

On April 17, 2014, we paid a pro rata cash dividend of approximately $39.9 million in the aggregate to holders of the outstanding shares of our common stock as of April 14, 2014. We also made an aggregate payment to holders of our outstanding vested stock options with exercise prices below the value of our common stock, of approximately $1.4 million. These dividend and other payments were funded entirely from additional borrowings under our prior credit facilities. In addition, we reduced the per‑share exercise price of each of our unvested stock options outstanding as of the record date by the per‑share dividend amount. Those stock options will, upon vesting, be exercisable for 1,918,550 shares of our common stock. The payments made in respect of, and the decreases in the exercise price of, options were mandated by the anti‑dilution provisions of our 2011 Equity Incentive Plan.

Other obligations

Contractual obligations. We enter into long‑term contractual obligations and commitments in the normal course of business, primarily non‑cancelable capital and operating leases.

As of March 26, 2016, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years

Capital lease and financing transaction obligations	$14,839	$1,267	$2,595	$4,037	$6,940
Operating lease obligations	208,905	33,746	59,599	67,482	48,078
Debt and line of credit	247,315	2,000	4,000	241,315	—
Interest expense on debt	60,394	11,940	23,550	24,904	—
Total	$531,453	$48,953	$89,744	$337,738	$55,018

Capital lease obligations relate to property and equipment leases that expire at various dates through 2023. The financing transaction obligation relates to the acquisition of two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. The financing transaction lease has a 20-year term expiring in 2027 and includes renewal options and certain default provisions requiring us to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment.

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

Debt consists of $198.5 million outstanding under our 2015 Golub Term Loan and $48.8 million outstanding under our June 2015 Wells Fargo Revolver as of March 26, 2016. Our 2015 Golub Term Loan provides for regularly scheduled principal payments that began on September 25, 2015. Payments with respect to the June 2015 Wells Fargo Revolver are due on June 29, 2020.

Interest expense on debt consists of scheduled interest payments under our 2015 Golub Term Loan and June 2015 Wells Fargo Revolver. The interest expense relating to our 2015 Golub Term Loan was calculated using a 5.50% interest rate applied to the term loan balance of $198.5 million as of March 26, 2016, and a 5.50% interest rate applied to the respective balance of the term loan for each period thereafter. The interest expense relating to our June 2015 Wells Fargo Revolver was determined using a calculated weighted average interest rate of 1.79% applied to the revolving line of credit balance of $48.8 million on March 26, 2016, the last day of the fiscal year.

Off‑balance sheet arrangements. We are not a party to any off‑balance sheet arrangements, except for operating leases and purchase obligations.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, inventories, goodwill, intangible and long‑lived assets, stock‑based compensation and income taxes, which are more fully described below.

Revenue recognition

Sales are recognized at the time of purchase by customers at our retail store locations. Sales are recorded net of taxes collected from customers. For e‑commerce sales, revenue is recognized at the estimated time that the customer takes title of the merchandise and assumes the risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable, which generally occurs upon receipt by the customer of the goods. On average, customers receive goods within approximately five days of being ordered. The estimate of the transit times for these shipments is based on shipping terms and historical delivery times. Shipping and handling fees billed to customers for online sales are included in net sales and the related shipping and handling costs are classified as cost of goods sold in the consolidated statements of operations.

We reserve for projected merchandise returns based upon historical experience and various other assumptions that we believe to be reasonable. Customers can return merchandise purchased in‑store within 30 days of the original purchase date, return merchandise purchased at bootbarn.com within 60 days of the original purchase date, and return Sheplers E-commerce merchandise within 90 days of the original purchase date. Merchandise returns are often resalable merchandise and the purchase price is generally refunded by issuing the same tender used in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating our sales returns reserve. We record the impact of adjustments to our sales return reserve quarterly within total net sales. Should the returns rate as a percentage of net sales significantly change in future periods, it could have a material impact on our results of operations.

We maintain a customer loyalty program at the stores and bootbarn.com. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365‑day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue and as an adjustment to net sales. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect net sales.

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

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or market value. Cost is determined on the first‑in, first‑out method and includes the cost of merchandise and import related costs, including freight, duty and agent commissions.

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

To the extent that management’s estimates differ from actual results, additional markdowns may be required that could reduce our gross margin, operating income and the carrying value of inventories.

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

Goodwill, intangible and long‑lived assets

Goodwill and indefinite lived intangible assets.  Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets with indefinite lives include the Boot Barn trademark that was acquired as part of the Recapitalization, the Sheplers trademark acquired as part of the Sheplers Acquisition, and the cost to register the Boot Barn trademark in Hong Kong as part of our Boot Barn International (Hong Kong) Limited subsidiary. We test goodwill and indefinite‑lived intangible assets for impairment at least annually or more frequently if indicators of impairment exist. The annual impairment test is performed as of the first day of our fourth fiscal quarter. We evaluate the fair value of the reporting unit by using market‑based analysis to review market capitalization and by reviewing a discounted cash flow analysis using management’s assumptions. We conduct a two‑step goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. Our entire operations represent one reporting unit. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss.

Definite‑lived intangible assets and long‑lived assets.  Definite‑lived intangible assets consist of certain trademarks, customer lists, non‑compete agreements, and below‑market leases. Definite‑lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight‑line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for trademarks is six months to two years, non‑compete agreements is four to five years, customer lists is three to five years, and below‑market leases is four to 19 years.

Long‑lived assets consist of leasehold improvements, machinery and equipment, furniture and fixtures and vehicles. Long‑lived assets are subject to depreciation and amortization. We assess potential impairment of our definite‑lived intangible assets and long‑lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current‑period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements (“ASC 820”).

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long‑lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected by additional impairment charges.

Stock‑based compensation

We account for employee stock options, restricted stock awards and restricted stock units in accordance with relevant authoritative literature. Stock options are granted with exercise prices equal to or greater than the market value, as reported on the New York Stock Exchange (or on any other national securities exchange on which the Stock is then listed) on the date of grant as authorized by our board of directors. Stock options granted have five year vesting provisions. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black‑Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized the simplified method to estimate the expected life of the options. We base the risk‑free interest rate on the yield of a zero‑coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. We estimate the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption, we considered a number of factors, including the entity’s life cycle stage, growth profile, size, financial leverage and products offered. Stock‑based compensation cost is measured at the grant date based on the value of the award, net of estimated forfeitures, and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

The fair value of our restricted stock awards and restricted stock units is the closing price of our common stock on the grant date.

To estimate the value of our common stock prior to our initial public offering, we utilized a discounted cash flow analysis, a market approach of comparable companies in our industry and a comparable acquisitions analysis in order to determine our enterprise value. The discounted cash flow method involves cash flow projections that are discounted at an appropriate rate. The market approach involves companies in our industry that we determine to be comparable. Comparable acquisitions analysis involves analyzing sales of controlling interests in companies that we determine are comparable. In conducting this valuation, we also took into consideration recent valuation reports of third‑party valuation specialists prepared for us, as well as any significant internal and external events occurring subsequent to those reports that may have caused the value of our common stock to increase or decrease since the dates of those reports. Estimates used in our valuation of share‑based compensation are highly complex and subjective. Valuations and estimates of our common stock value are no longer necessary since we became a publicly traded company, as we now rely on market price to determine the market value of our common stock.

Income taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are attributable to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We account for uncertain tax positions in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the customer’s accounting for service contracts. ASU 2015-05 is effective for the Company beginning in fiscal 2017 with early adoption permitted. The Company does not expect the new guidance to have an impact on its consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 is effective for annual periods (and interim reporting periods within those years) beginning after December 15, 2016. The Company does not expect the new guidance to have an impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of March 26, 2016, we had $48.8 million in outstanding borrowings under our revolving credit facility and $198.5 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance as of March 26, 2016 would be approximately $2.5 million.

Foreign exchange rate risk

We currently purchase all of our merchandise through domestic and international suppliers on a U.S. dollar‑denominated basis. We do not hedge using any derivative instruments and historically have not been impacted by changes in exchange rates.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Boot Barn Holdings, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. (formerly WW Top Investment Corporation) and subsidiaries (the “Company”) as of March 26, 2016 and March 28, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 26, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boot Barn Holdings, Inc. and subsidiaries as of March 26, 2016 and March 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 26, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Costa Mesa, California

June 2, 2016

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 26,	March 28,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$7,195	$1,448
Accounts receivable, net	4,131	3,863
Inventories	176,335	129,312
Prepaid expenses and other current assets	15,558	10,656
Total current assets	203,219	145,279
Property and equipment, net	76,076	30,054
Goodwill	193,095	93,097
Intangible assets, net	64,861	57,131
Other assets	2,075	567
Total assets	$539,326	$326,128
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$48,815	$16,200
Accounts payable	66,553	44,636
Accrued expenses and other current liabilities	35,896	24,061
Current portion of notes payable, net of unamortized debt issuance costs	1,035	1,596
Total current liabilities	152,299	86,493
Deferred taxes	12,255	21,102
Long-term portion of notes payable, net of unamortized debt issuance costs	192,579	72,030
Capital lease obligations	8,272	15
Other liabilities	12,431	4,066
Total liabilities	377,836	183,706

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; March 26, 2016 - 100,000 shares authorized, 26,354 shares issued; March 28, 2015 - 100,000 shares authorized, 25,824 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	137,893	128,693
Retained earnings	23,594	13,726
Less: Common stock held in treasury, at cost, 4 and 0 shares at March 26, 2016 and March 28, 2015, respectively	—	—
Total stockholders’ equity	161,490	142,422
Total liabilities and stockholders’ equity	$539,326	$326,128

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 26,	March 28,	March 29,
	2016	2015	2014

Net sales	$569,020	$402,684	$345,868
Cost of goods sold	396,317	267,907	231,796
Amortization of inventory fair value adjustment	(500)	—	867
Total cost of goods sold	395,817	267,907	232,663
Gross profit	173,203	134,777	113,205
Operating expenses:
Selling, general and administrative expenses	142,078	99,341	91,998
Acquisition-related expenses	891	—	671
Total operating expenses	142,969	99,341	92,669
Income from operations	30,234	35,436	20,536
Interest expense, net	12,923	13,291	11,594
Other income, net	—	51	39
Income before income taxes	17,311	22,196	8,981
Income tax expense	7,443	8,466	3,321
Net income	9,868	13,730	5,660
Net income attributed to non-controlling interest	—	4	283
Net income attributed to Boot Barn Holdings, Inc.	$9,868	$13,726	$5,377

Earnings per share:
Basic shares	$0.38	$0.56	$0.28
Diluted shares	$0.37	$0.54	$0.28
Weighted average shares outstanding:
Basic shares	26,170	22,126	18,929
Diluted shares	26,955	22,888	19,175

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Deficit)	Shares	Amount	Interest	Total
Balance at March 30, 2013	18,929	2	77,543	(3,725)	—	—	3,804	77,624
Net income	—	—	—	5,377	—	—	283	5,660
Stock-based compensation expense	—	—	1,291	—	—	—	—	1,291
Balance at March 29, 2014	18,929	2	78,834	1,652	—	—	4,087	$84,575
Net income	—	—	—	13,726	—	—	4	13,730
Dividend paid	—	—	(39,648)	(1,652)	—	—	—	(41,300)
Reorganization and issuance of stock	1,000	—	4,091	—	—	—	(4,091)	—
Issuance of stock in initial public offering, net of costs	5,750	1	82,223	—	—	—	—	82,224
Issuance of restricted stock awards	30	—	—	—	—	—	—	—
Stock options exercised	115	—	464	—	—	—	—	464
Federal and state income tax deducted on stock options	—	—	681	—	—	—	—	681
Stock-based compensation expense	—	—	2,048	—	—	—	—	2,048
Balance at March 28, 2015	25,824	3	128,693	13,726	—	—	—	$142,422
Net income	—	—	—	9,868	—	—	—	9,868
Stock options exercised	530	—	2,698	—	—	—	—	2,698
Shares forfeited, held in treasury	—	—	—	—	(4)	—	—	—
Excess tax benefit	—	—	3,621	—	—	—	—	3,621
Stock-based compensation expense	—	—	2,881	—	—	—	—	2,881
Balance at March 26, 2016	26,354	$3	$137,893	$23,594	(4)	$—	$—	$161,490

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	March 26,	March 28,	March 29,
	2016	2015	2014

Cash flows from operating activities
Net income	$9,868	$13,730	$5,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,480	6,615	4,628
Stock-based compensation	2,881	2,048	1,291
Excess tax benefit	(3,621)	(681)	—
Amortization of intangible assets	2,536	2,592	3,501
Amortization and write-off of debt issuance fees and debt discount	2,274	3,684	2,507
Loss on disposal of property and equipment	463	134	1,980
Accretion of above market leases	(72)	(149)	(230)
Deferred taxes	981	1,402	(1,874)
Amortization of inventory fair value adjustment	(500)	—	867
Changes in operating assets and liabilities:
Accounts receivable, net	1,524	(1,672)	(710)
Inventories	(16,087)	(26,610)	(14,100)
Prepaid expenses and other current assets	7,543	(1,667)	(871)
Other assets	(2,713)	(362)	104
Accounts payable	6,835	7,364	3,190
Accrued expenses and other current liabilities	5,068	3,298	5,944
Other liabilities	4,469	1,782	893
Net cash provided by operating activities	$32,929	$11,508	$12,780
Cash flows from investing activities
Purchases of property and equipment	(36,127)	(14,074)	(11,400)
Proceeds from sale of property and equipment	—	—	24
Purchase of trademark rights	—	—	(200)
Acquisition of business, net of cash acquired	(146,541)	—	(15,696)
Net cash used in investing activities	$(182,668)	$(14,074)	$(27,272)
Cash flows from financing activities
Line of credit - net	32,615	(12,424)	9,714
Proceeds from loan borrowings	200,938	104,938	100,000
Repayments on debt and capital lease obligations	(77,899)	(130,326)	(70,126)
Debt issuance fees	(6,487)	(1,361)	(3,350)
Net proceeds from initial public offering	—	82,224	—
Excess tax benefits from stock options	3,621	681	—
Proceeds from exercise of stock options	2,698	464	—
Dividends paid	—	(41,300)	—
Payment of assumed contingent consideration and debt from acquisitions	—	—	(21,818)
Net cash provided by financing activities	$155,486	$2,896	$14,420
Net increase in cash and cash equivalents	5,747	330	(72)
Cash and cash equivalents, beginning of period	1,448	1,118	1,190
Cash and cash equivalents, end of period	$7,195	$1,448	$1,118

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,296	$8,297	$4,849
Cash paid for interest	$10,333	$11,167	$9,110
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,992	$1,374	$132
Equipment acquired through capital lease	$38	$36	$28

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 26,349,387 and 25,824,569 outstanding shares of common stock as of March 26, 2016 and March 28, 2015, respectively, with 13,435,387 and 12,432,000 shares of common stock held by Freeman Spogli & Co. as of March 26, 2016 and March 28, 2015, respectively. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 208 stores in 29 states as of March 26, 2016, 169 stores in 26 states as of March 28, 2015 and 152 stores in 23 states as of March 29, 2014. As of the fiscal year ending March 26, 2016, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

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

Initial Public Offering

On October 29, 2014, the Company completed its initial public offering (“IPO”) of 5,000,000 shares of its common stock. In addition, on October 31, 2014, the underwriters of the IPO exercised their option to purchase an additional 750,000 shares of common stock from the Company. As a result, 5,750,000 shares of common stock were issued and sold by the Company at a price of $16.00 per share.

As a result of the IPO, the Company received net proceeds of approximately $82.2 million, after deducting the underwriting discount of $6.4 million and related fees and expenses of $3.3 million. The Company used the net proceeds from the IPO to pay down the principal balance of its term loan with Golub Capital LLC. See Note 8, “Revolving Credit Facilities and Long-Term Debt”.

Secondary Offering

On February 25, 2015, the Company completed a secondary offering of 6,235,544 shares of common stock, including 813,332 shares of the Company’s common stock, issued as a result of the underwriters’ exercise of their option to purchase additional shares at the public offering price of $23.50 per share, less the underwriting discount. The Company did not receive any proceeds from the secondary offering.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), include the accounts of the Company and each of its subsidiaries, including WW Holding Corporation, Boot Barn Holding Corporation, Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc. “Sheplers”) and Boot Barn International (Hong Kong) Limited (“Hong Kong”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

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

Fiscal Year

The Company reports its results of operations and cash flows on a 52‑ or 53‑week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The years ending March 26, 2016 (“fiscal 2016”), March 28, 2015 (“fiscal 2015”) and March 29, 2014 (“fiscal 2014”) each consisted of 52 weeks.

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company operates in a single operating segment, which includes net sales generated from its retail stores and e‑commerce websites. The vast majority of the Company’s identifiable assets are in the U.S.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting the Company’s consolidated financial statements are those relating to revenue recognition, inventories, goodwill, intangible and long‑lived assets, stock‑based compensation and income taxes. Management regularly evaluates its estimates and assumptions based upon historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, the Company’s future results of operations may be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents also include receivables from credit card sales. The carrying amounts of cash and cash equivalents represent their fair values.

Accounts Receivable

The Company’s accounts receivable consist of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co‑operative arrangements. The Company’s allowance for doubtful accounts was less than $0.1 million and zero for the fiscal years ending March 26, 2016 and March 28, 2015, respectively.

Inventories

Inventory consists primarily of purchased merchandise and is valued at the lower of cost or market. Cost is determined on a first‑in, first‑out basis and includes the cost of merchandise and import related costs, including freight, duty and agent commissions. The Company assesses the recoverability of inventory through a periodic review of historical usage and present demand. When the inventory on hand exceeds the foreseeable demand, the value of inventory that, at the time of the review, is not expected to be sold is written down to its estimated net realizable value.

The Company recorded fair value adjustments to reflect the acquired cost of inventory related to its acquisitions of Baskins and Sheplers. These amounts were amortized over the period that the related inventory was sold. Amortization of the acquired cost of inventory was $0.5 million, $0.0 million and $0.9 million for fiscal 2016, 2015 and 2014, respectively.

Debt Issuance Costs and Debt Discounts

Debt issuance costs are capitalized and amortized to interest expense over the terms of the applicable loan agreements using the effective interest method. Those costs related to the issuance of debt are presented as a reduction to the principal amount of the debt. Debt issuance costs incurred with the issuance of revolving credit lines are included in prepaid expenses and other current assets.

Debt discounts arise when transaction fees are paid to the lending institution. Debt discounts are recorded as a reduction to the principal amount of the debt. Amortization of debt discounts is recorded as an increase to the net principal amount of the debt and as a charge to interest expense over the term of the applicable loan agreement using the effective interest method.

Property and Equipment, net

Property and equipment consists of leasehold improvements, machinery and equipment, furniture and fixtures and vehicles. Property and equipment is subject to depreciation and is recorded at cost less accumulated depreciation. Expenditures for major remodels and improvements are capitalized while minor replacements, maintenance and repairs that do not improve or extend the life of such assets are charged to expense. Gains or losses on disposal of fixed assets, when applicable, are reflected in operations. Depreciation is computed using the straight‑line method over the estimated useful lives, ranging from five to ten years. Machinery and equipment is depreciated over five years. Furniture and fixtures are depreciated over seven years. Vehicles are depreciated over five years. Leasehold improvements are depreciated over the shorter of the terms of the leases or ten years.

Goodwill and Indefinite‑Lived Intangible Assets

Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is tested for impairment at least annually or more frequently if indicators of impairment exist. An annual goodwill impairment test is performed as of the first day of the fourth fiscal quarter. Management evaluates the fair value of the reporting unit using a market‑based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions.

The Company conducts a two‑step goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. The Company’s entire operations represent one reporting unit. The Company determines the fair value of its reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test, which involves comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss. The Company concluded that there was no impairment of goodwill during fiscal 2016, 2015 or 2014.

Intangible assets with indefinite lives, which include the Boot Barn and Sheplers trademarks, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite‑lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2016, 2015 or 2014.

Definite‑Lived Intangible Assets

Definite‑lived intangible assets consist of certain trademarks, customer lists, non‑compete agreements, and below‑market leases. Definite‑lived intangible assets are amortized utilizing the straight‑line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for trademarks is six months to two years, customer lists is three to five years, non‑compete agreements is four to five years and below‑market leases is four to 19 years.

Long‑Lived Assets

Long‑lived assets consist of property and equipment and definite‑lived intangible assets. The Company assesses potential impairment of its long‑lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. The Company has determined that there were no impairments of long‑lived assets during fiscal 2016, 2015 or 2014.

Stock‑Based Compensation

Stock‑based compensation is accounted for under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Company accounts for all stock‑based compensation transactions using a fair‑value method and recognizes the fair value of each award as an expense over the service period. The Company estimates the fair value of stock options granted using the Black‑Scholes option‑pricing model. The use of the Black‑Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk‑free rate of interest and the dividend yield on the Company’s common stock. Judgment is required in estimating the number of share‑based awards that the Company expects will ultimately vest upon the fulfillment of service conditions (such as time‑based vesting). The fair value of the Company’s restricted stock awards and restricted stock units is the closing price of the Company’s common stock on the grant date. The consolidated financial statements include amounts that are based on the Company’s best estimates and judgments. The Company classifies compensation expense related to these awards in the consolidated statements of operations based on the department to which the recipient reports.

Noncontrolling Interest

Until June 8, 2014, certain investors held approximately 5.0% of the outstanding shares of Boot Barn Holding Corporation. Noncontrolling interests were recorded based on an allocation of subsidiary earnings based on the relative ownership interest. On June 8, 2014, as a result of the Reorganization discussed in Note 1, the minority stockholders that formerly held 5.0% of Boot Barn Holding Corporation became holders of 5.0% of the Company.

Revenue Recognition

Revenue is recorded for store sales upon the purchase of merchandise by customers. E‑commerce sales are recorded when the customer takes title of the merchandise and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which generally occurs upon delivery of the product. Shipping and handling revenues are included in total net sales. Shipping costs incurred by the Company are included as cost of goods sold.

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $1.3 million, $0.7 million and $0.4 million as of fiscal 2016, 2015 and 2014, respectively and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The following table provides a reconciliation of the activity related to the Company’s sales returns reserve:

Sales Returns Reserve	Fiscal Year Ended
	March 26,	March 28,	March 29,
(In thousands)	2016	2015	2014
Beginning balance	$687	$430	$238
Provisions	29,597	17,689	15,034
Sales returns	(28,965)	(17,432)	(14,842)
Ending balance	$1,319	$687	$430

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365‑day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue and as an adjustment to net sales. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $2.0 million as of both March 26, 2016 and March 28, 2015, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	March 26,	March 28,	March 29,
(In thousands)	2016	2015	2014
Beginning balance	$1,971	$1,950	$1,343
Current year provisions	5,718	4,996	5,015
Current year award redemptions	(5,714)	(4,975)	(4,408)
Ending balance	$1,975	$1,971	$1,950

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

Cost of Goods Sold

Cost of goods sold includes the cost of merchandise, obsolescence and shrink provisions, store and warehouse occupancy costs (including rent, depreciation and utilities), inbound and outbound freight, supplier allowances, occupancy‑related taxes, compensation costs for merchandise purchasing and warehouse personnel and other inventory acquisition‑related costs.

Store Opening Costs

Store opening costs consist of costs incurred prior to opening a new store and primarily consist of manager and other employee payroll, travel and training costs, marketing expenses, initial opening supplies and costs of transporting initial inventory and certain fixtures to store locations, as well as occupancy costs incurred from the time that we take possession of a store site to the opening of that store. Occupancy costs are included in cost of goods sold and the other store opening costs are included in selling, general and administrative (“SG&A”) expenses. All of these costs are expensed as incurred.

Advertising Costs

Certain advertising costs, including direct mail, television and radio promotions, event sponsorship, in‑store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $0.6 million and $0.5 million as of March 26, 2016 and March 28, 2015, respectively. All other advertising costs are expensed as incurred. The Company recognized $22.0 million, $11.5 million and $11.3 million in advertising costs during fiscal 2016, 2015 and 2014, respectively.

Leases

The Company recognizes rent expense for operating leases on a straight‑line basis (including the effect of reduced or free rent and rent escalations) over the lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight‑line basis is recognized as an adjustment to deferred rent in the consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent and are amortized using the straight‑line method over the lease term as an offset to rent expense. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when the achievement of the specified sales that triggers the contingent rent is probable.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are attributable to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company accounts for uncertain tax positions in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for the fiscal years ended March 26, 2016 or March 28, 2015.

Per Share Information

Basic earnings per share is computed by dividing net income by the weighted average number of outstanding shares of common stock. In computing diluted earnings per share, the weighted average number of common shares outstanding is adjusted to reflect the effect of potentially dilutive securities such as stock options. In accordance with ASC 718, the Company utilizes the treasury stock method to compute the dilutive effect of stock options, restricted stock awards and restricted stock units.

Fair Value of Certain Financial Assets and Liabilities

The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”) which requires disclosure of the estimated fair value of certain assets and liabilities defined by the guidance as financial instruments. The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and debt. ASC 820 defines the fair value of financial instruments as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three‑level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•	Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company’s Level 1 assets include investments in money market funds.
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

•

Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. The Company’s Level 3 assets include certain acquired businesses and its Level 3 liability includes contingent consideration.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 8 “Revolving credit facilities and long‑term debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements as of March 26, 2016 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 38%, 40% and 40% of net sales for fiscal 2016, 2015 and 2014.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the customer’s accounting for service contracts. ASU 2015-05 is effective for the Company beginning in fiscal 2017 with early adoption permitted. The Company does not expect the new guidance to have an impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This update is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 is effective for annual periods (and interim reporting periods within those years) beginning after December 15, 2016. The Company does not expect the new guidance to have an impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

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

Valuations on acquired intangible assets for acquisitions were completed based on Level 3 inputs. The acquired trademarks, customer lists, below‑market leases, above‑market leases and non‑compete agreements are subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements.

Sheplers Acquisition

On June 29, 2015, the Company completed the acquisition of Sheplers, a western lifestyle company with 25 retail locations across the United States and an e-commerce business, for a purchase price of $147.0 million (which included assumption of certain indebtedness), subject to customary adjustments (the “Sheplers Acquisition”). The primary reason for the Sheplers Acquisition was to expand the Company’s retail operations into new and existing markets and grow the Company’s e-commerce business.

The Company funded the Sheplers Acquisition by refinancing approximately $172.0 million of its and Sheplers’ existing indebtedness in part with an initial borrowing of $57.0 million under a $125.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and a $200.0 million syndicated senior secured term loan for which GCI Capital Markets

LLC (“2015 Golub Term Loan”) is agent. Borrowings under the credit agreements were initially used to pay costs and expenses related to the Sheplers Acquisition and the closing of the credit agreements, and may be used for working capital and other general corporate purposes.

The acquisition-date fair value of the consideration transferred totaled $149.3 million, which consisted of $147.0 million in cash and $2.3 million of a working capital adjustment, cash acquired and other adjustments. The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. Any measurement period adjustments will be recorded retrospectively to the acquisition date.  The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The goodwill and intangibles assets are not deductible for income tax purposes. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation:

At June 29, 2015
(in thousands)
Assets acquired:
Cash	$2,762
Accounts receivable	1,792
Inventory	30,436
Prepaid expenses and other current assets	17,711
Property and equipment	10,744
Properties under capital lease and financing transactions	10,528
Intangible - below-market leases	500
Intangible - trade name	9,200
Intangible - customer lists	488
Goodwill	99,998
Other assets	128
Total assets acquired	$184,287

Liabilities assumed:
Accounts payable	$14,554
Accrued liabilities and other payables	5,065
Accrued customer liabilities	1,318
Deferred tax liability	1,226
Capital lease and financing transactions	8,853
Other liabilities	3,968
Total liabilities assumed	34,984
Net Assets acquired	$149,303

The Company incurred $0.9 million of acquisition‑related costs in fiscal 2016 related to the acquisition of Sheplers, which are recorded in “Acquisition-related expenses” in the consolidated statements of operations for the fiscal year ending March 26, 2016.

The amount of net revenue and net loss of Sheplers included in the Company’s consolidated statements of operations subsequent to the June 29, 2015 acquisition date was as follows:

Fiscal Year Ended
March 26, 2016
(in thousands)

Net sales	$126,877
Net loss	$(6,082)

Supplemental As Adjusted Data (Unaudited)

The as adjusted net sales and net income below give effect to the Sheplers Acquisition as if it had been consummated on March 30, 2014, the first day of the Company’s 2015 fiscal year. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Sheplers to reflect the effects of amortization of purchased intangible assets and acquired inventory valuation step-down, refinanced debt and capital lease and financing transactions as of March 30, 2014 in order to complete the acquisition, and income tax expense. The adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. Pre-acquisition net sales and net income numbers for Sheplers are derived from their books and records prepared prior to the acquisition and are not verified by the Company. This as adjusted data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the date noted above.

	Fiscal Year Ended
	March 26,	March 28,
	2016	2015
(in thousands)
As adjusted net sales	$601,952	$559,950
As adjusted net income	$6,449	$13,162

Baskins Acquisition Holdings, LLC

Effective May 25, 2013, the Company completed the acquisition of 100% of the member interests in Baskins Acquisition Holdings LLC (“Baskins”), including 30 stores and an online retail website. Baskins is a specialty western retailer with stores in Texas and Louisiana, and the acquisition expanded the Company’s operations into these core markets.

The acquisition‑date fair value of the consideration transferred totaled $37.7 million, which consisted of $36.0 million in cash and $1.7 million of contingent consideration. The $36.0 million of cash included $13.7 million paid to the members of Baskins, $2.2 million paid into an escrow account and $20.1 million to repay Baskins’ outstanding debt. These payments were partially offset by $1.9 million, which represents the amount of cash on hand immediately prior to the closing of the acquisition. All escrow amounts were settled by December 4, 2014.

The Company was obligated to make additional earnout payments, contingent on the achievement of milestones relating to 12‑month store sales associated with three new stores for the periods beginning January 24, 2013, January 31, 2013 and February 20, 2013 at each of the three stores. The maximum amount payable upon achievement of the milestones was $2.1 million. Each of the milestones was achieved, and the Company made a cash payment of $2.1 million in the fourth quarter of fiscal 2014. As of the acquisition date, the Company estimated that these earnout payments would be $1.7 million, based on then existing facts and circumstances. The estimated fair value of this earnout was determined by using revenue projections and applying a discount rate to reflect the risk of the underlying conditions not being satisfied such that no payment would be due. The fair value measurement of the earnout was based primarily on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. A total of $0.4 million from the revaluation of contingent consideration was recorded in fiscal 2014 to selling, general and administrative expenses in the Company’s consolidated statement of operations.

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

At May 25, 2013
(Level 3)
Assets acquired:
Cash and cash equivalents	$1,935
Current assets	22,083
Property and equipment, net	5,850
Intangible assets acquired	5,006
Goodwill	15,064
Other assets	109
Total assets acquired	$50,047

Liabilities assumed:
Other current liabilities	$12,119
Line of credit - current	10,259
Notes payable - current	9,819
Contingent consideration	1,740
Above-market leases	83
Capital lease obligation	138
Total liabilities assumed	34,158
Net Assets acquired	$15,889

Definite‑lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight‑line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for trademarks is six months to two years, non‑compete agreements is four to five years, customer lists is five years, and below‑market leases is two to 17 years. For leases under market rent, amortization is based on the discounted future benefits from lease payments under market rents.

Acquisition‑related costs are recognized separately from the acquisition and are expensed as incurred. Goodwill represents the additional amounts paid in order to expand the Company’s geographical presence. The Company incurred $0.7 million of acquisition‑related costs in fiscal 2014. The amount of net revenue and net loss of Baskins included in the Company’s consolidated statements of operations from the acquisition date to March 29, 2014 were $63.4 million and $0.1 million, respectively.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of March 29, 2014	$93,097
Activity during fiscal 2015	—
Balance as of March 28, 2015	93,097
Goodwill as a result of the Sheplers Acquisition	99,998
Balance as of March 26, 2016	$193,095

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 26,	March 28,
	2016	2015
Prepaid rent and property taxes	$—	$2,314
Prepaid advertising	570	513
Prepaid insurance	1,052	582
Deferred taxes	6,150	5,358
Income tax receivable	5,869	916
Debt issuance costs	752	—
Other	1,165	973
Total prepaid expenses and other current assets	$15,558	$10,656

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 26,	March 28,
	2016	2015
Land	$2,530	$—
Buildings	7,998	—
Leasehold improvements	42,190	18,716
Machinery and equipment	13,433	6,738
Furniture and fixtures	31,462	16,345
Construction in progress	2,427	1,720
Vehicles	919	483
	100,959	44,002
Less: Accumulated depreciation	(24,883)	(13,948)
Property and equipment, net	$76,076	$30,054

Depreciation expense was $11.5 million, $6.6 million, and $4.6 million for fiscal years 2016, 2015 and 2014, respectively. Amortization related to assets under capital leases is included in the above depreciation expense (see Note 11 “Leases”).

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	March 26, 2016
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$7,788	$(6,172)	$1,616	4.9
Non-compete agreements	1,290	(968)	322	4.9
Below-market leases	5,248	(1,702)	3,546	9.4
Total definite lived	14,326	(8,842)	5,484
Trademarks—indefinite lived	59,377	—	59,377
Total intangible assets	$73,703	$(8,842)	$64,861

	March 28, 2015
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Trademarks	$2,490	$(2,490)	$—	0.9
Customer lists	7,300	(4,473)	2,827	5.0
Non-compete agreements	1,380	(788)	592	4.7
Below-market leases	5,318	(1,706)	3,612	10.4
Total definite lived	16,488	(9,457)	7,031
Trademarks—indefinite lived	50,100	—	50,100
Total intangible assets	$66,588	$(9,457)	$57,131

Amortization expense for intangible assets totaled $2.5 million, $2.6 million and $3.5 million for fiscal 2016, 2015 and 2014, respectively, and is included in selling, general and administrative expenses.

As of March 26, 2016, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)

2017	$2,067
2018	903
2019	519
2020	388
2021	314
Thereafter	1,293
Total	$5,484

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 26,	March 28,
	2016	2015
Accrued compensation	$6,304	$7,207
Deferred revenue	7,073	4,360
Sales tax liability	4,526	3,554
Accrued interest	205	192
Sales reward redemption liability	1,975	1,971
Capital leases-short term	378	30
Other	15,435	6,747
Total accrued expenses	$35,896	$24,061

8. Revolving Credit Facilities and Long-Term Debt

On June 29, 2015, the Company, as guarantor, and its wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced the $150.0 million credit facility with Wells Fargo Bank, N.A. (“February 2015 Wells Fargo Credit Facility”) with the $125.0 million June 2015 Wells Fargo Revolver and the $200.0 million 2015 Golub Term Loan. The borrowing base of the June 2015 Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves. Borrowings under the credit agreements were initially used to pay costs and expenses related to the Sheplers Acquisition and the closing of such credit agreements, and may be used for working capital and other general corporate purposes.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%.  The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability.  For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%.  The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.  The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date. Total interest expense incurred in the fiscal year ended March 26, 2016 on the June 2015 Wells Fargo Revolver was $0.9 million, and the weighted average interest rate for the fiscal year ended March 26, 2016 was 1.7%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%.  The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans.  The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the fiscal year ended March 26, 2016 on the 2015 Golub Term Loan was $8.3 million, and the weighted average interest rate for the fiscal year ended March 26, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio as of March 26, 2016 of 5.00:1.00. As provided for in the 2015 Golub Term Loan, this ratio steps down to 4.75:1.00 as of June 25, 2016, 4.50:1.00 as of December 24, 2016, 4.25:1.00 as of April 1, 2017, and 4.00:1:00 as of September 30, 2017 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 26, 2016, the fair value of these embedded derivatives was estimated and was not significant.

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

Debt issuance costs totaling $0.9 million were incurred under the June 2015 Wells Fargo Revolver and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total debt issuance costs were $0.8 million as of March 26, 2016. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $5.6 million were incurred under the 2015 Golub Term Loan and are included as a reduction of the current and non-current note payable on the consolidated balance sheet. Total debt issuance costs and debt discount were $4.9 million as of March 26, 2016. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	March 26,	March 28,
	2016	2015
(in thousands)
Term Loan	$198,500	$75,000
Unamortized value of the debt issuance costs and debt discount(1)	(4,886)	(1,374)
Net carrying value	$193,614	$73,626

(1)

Includes the reclassification of debt issuance costs of $0.1 million from “Prepaid and other current assets” and $0.5 million from “Other assets” at March 28, 2015 as a result of the Company adopting ASU 2015-03. See Note 2.

Total amortization expense of $0.8 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the fiscal year ended March 26, 2016.

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

Total interest expense incurred in fiscal 2016 on the February 2015 Wells Fargo Credit Facility was $0.8 million.

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

Term Loan Due May 2019 (Golub Capital LLC)

The Company entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to the term loan and security agreement dated September 23, 2013 (the “2013 Golub Loan”). On April 14, 2014, the Company entered into an amended and restated term loan and security agreement for the 2013 Golub Loan. The amended and restated loan and security agreement increased the borrowings on the 2013 Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 9, “Stock-Based

Compensation”. On November 5, 2014, the Company amended the 2013 Golub Loan to reduce the applicable LIBOR Floor from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%. Total interest expense incurred on the 2013 Golub Loan for the fiscal year ended March 28, 2015 was $6.8 million.

On November 5, 2014, the Company used $81.9 million of the net proceeds from the IPO to repay a portion of the principal balance on the 2013 Golub Loan. The Company incurred a pre-payment penalty of $0.6 million and accelerated amortization of debt issuance costs of $1.7 million, which was recorded to interest expense in fiscal 2015.

On February 23, 2015, proceeds from the February 2015 Wells Fargo Credit Facility were used to pay the entire $47.3 million outstanding balance of the 2013 Golub Loan. The Company incurred prepayment penalties of $1.1 million to the lenders under the Company’s prior credit facilities. Total debt issuance costs from the PNC Line of Credit and the 2013 Golub Loan of $1.4 million were written off to interest expense in fiscal 2015.

Aggregate contractual maturities

Aggregate contractual maturities for the Company’s line of credit and term loan as of March 26, 2016 are as follows:

Fiscal Year	(in thousands)

2017	$2,000
2018	2,000
2019	2,000
2020	2,000
2021	2,000
Thereafter	237,315
Total	$247,315

9. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of March 26, 2016, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 1,600,000 shares of common stock, par value $0.0001 per share. As of March 26, 2016, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors. Restricted stock units vest over service periods of five years.

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

Stock Options

During fiscal 2016, the Company granted certain members of management options to purchase a total of 294,153 shares under the 2014 Plan. The total grant date fair value of stock options granted during fiscal 2016 was $2.7 million, with grant date fair values ranging from $7.48 to $11.52 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $22.31 and $32.02 per share.

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

On October 29, 2014, the Company granted its Chief Executive Officer (“CEO”) options to purchase 99,650 shares of common stock under the 2014 Plan. These options contain both service and market conditions. Vesting of the options occurs if the market price of the Company’s stock achieves stated targets through the third anniversary of the date of grant. As of March 26, 2016, the market price targets were achieved, and the options will vest in equal amounts on the third, fourth and fifth anniversaries of the grant date. The fair value of the options was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of October 29, 2014:

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

The fair values of stock options granted in fiscal 2016, 2015 and 2014 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	March 26,				March 28,				March 29,
	2016				2015				2014
Expected option term(1)			5.5	years			5.5	years			6.5	years
Expected volatility factor(2)	33.3%	-	36.7%		37.0%	-	56.2%				56.2%
Risk-free interest rate(3)	1.3%	-	1.8%		1.4%	-	2.0%		1.9%	-	2.0%
Expected annual dividend yield(4)			0%				0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.

(2)

Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.

(3)	The risk‑free interest rate is determined using the rate on treasury securities with the same term.
(4)

The board of directors paid a dividend to stockholders in April 2014. The Company’s board of directors does not plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

The stock option awards discussed above, with the exception of options awarded to the Company’s CEO on October 29, 2014, were measured at fair value on the grant date using the Black‑Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock price over the option’s expected term, the risk‑free interest rate over the option’s expected term and the Company’s expected annual dividend yield, if any. The Company’s estimate of pre‑vesting forfeitures, or forfeiture rate, was based on its internal analysis, which included the award recipients’ positions within the Company and the vesting period of the awards. The Company will issue shares of common stock when the options are exercised.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in‑the‑money stock options outstanding at the end of each fiscal period. The market value per share was $9.34 at March 26, 2016. The following table summarizes the stock award activity for the fiscal year ended March 26, 2016:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price(1)	Life (in Years)	Value
				(in thousands)
Outstanding at March 28, 2015	2,902,775	$7.56
Granted	294,153	$26.29
Exercised	(528,575)	$5.17		$10,679
Cancelled, forfeited or expired	(221,220)	$12.69
Outstanding at March 26, 2016	2,447,133	$9.87	6.6	$5,164
Vested and expected to vest after March 26, 2016	2,447,133	$9.87	6.6	$5,164
Exerciseable at March 26, 2016	1,112,030	$7.12	6.1	$3,013

(1)

The grant date weighted-average exercise price reflects the reduction of the exercise price by $2.00 per share for the 1,918,550 unvested options that were part of the April 2014 dividend discussed above.

A summary of the status of non-vested stock options as of March 26, 2016 and changes during fiscal 2016 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 28, 2015	1,800,170	$4.57
Granted	294,153	$9.92
Vested	(538,000)	$3.87
Nonvested shares forfeited	(221,220)	$5.08
Nonvested at March 26, 2016	1,335,103	$5.82

Restricted Stock

During fiscal 2016, the Company granted 86,530 restricted stock units to various employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The grant date fair value of these awards for fiscal 2016 totaled $1.7 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

During fiscal 2015, the Company granted 30,313 restricted stock awards of common stock to various employees and one member of its Board of Directors under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the member of the Board of Directors vested in full upon the one-year anniversary of the date of grant. The grant date fair value of these awards totaled $0.5 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

Stock-Based Compensation Expense

Stock‑based compensation expense was $2.9 million, $2.0 million and $1.3 million for fiscal 2016, 2015 and 2014, respectively. Stock-based compensation expense of $0.4 million, $0.4 million and $0.2 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2016, 2015 and 2014, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of March 26, 2016, there was $6.5 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition periods of 3.03 years. As of March 26, 2016, there was $1.7 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 4.09 years.

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

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. At present, the Company cannot reasonably estimate the loss that may arise from this matter, but has recorded as of March 26, 2016 an amount for the estimated probable loss, which is not material to the audited financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

11. Leases

Operating Leases

The following is a schedule by year of non‑cancelable future minimum rental payments under operating leases as of March 26, 2016 (in thousands):

	Related	All
	party(1)	other	Total
2017	$199	$33,547	$33,746
2018	101	31,652	31,753
2019	—	27,846	27,846
2020	—	24,471	24,471
2021	—	23,165	23,165
Thereafter	—	67,924	67,924
Total	$300	$208,605	$208,905

(1)	See Note 14 “Related Party Transactions”.

Minimum rent payments consist primarily of future minimum lease commitments related to store operating leases. Minimum lease payments do not include common area maintenance, insurance or tax payments. Rent expense related to store operating leases was $38.1 million, $27.3 million and $25.0 million for the fiscal years ended March 26, 2016, March 28, 2015 and March 29, 2014, respectively, and includes common area maintenance and contingent rent payments.

Capital Leases and Financing Transactions

As of March 26, 2016, the Company had non‑cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements totals $1.0 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease has a 20-year term expiring in 2027 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of March 26, 2016 totals $7.7 million.

The total liability under capital lease and financing transactions is $8.7 million and is included as capital lease obligations in the consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the consolidated balance sheets. The interest rates range from 6.1% to 12.0%.

As of March 26, 2016, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)

2017	$1,267
2018	1,286
2019	1,309
2020	1,321
2021	1,346
Thereafter	8,310
Total	14,839
Less: Imputed interest	(6,189)
Present value of capital leases and financing transaction	8,650
Less: Current capital leases and financing transaction	(378)
Noncurrent capital leases and financing transaction	$8,272

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	March 26,	March 28,
	2016	2015
(in thousands)
Buildings	$7,588	$—
Land	2,530	—
Site Improvements	410	—
Equipment	63	91
Property and equipment, gross	10,591	91
Less: accumulated depreciation	(551)	(20)
Property and equipment, net	$10,040	$71

Other liabilities, which relate to long‑term lease liabilities, are as follows:

	March 26,	March 28,
(in thousands)	2016	2015
Above-market leases	$45	$117
Long-term deferred rent	8,418	3,949
Capital lease residual value	3,968	—
Total other liabilities	$12,431	$4,066

12. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that work a minimum of 1,000 hours per year and have been employed by the Company for at least one year. Contributions to the plan are based on certain criteria as defined in the agreement, governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $0.4 million, $0.4 million and $0.3 million, for fiscal 2016, 2015, and 2014, respectively.

13. Income Taxes

Income tax expense consisted of the following:

	Fiscal Year Ended
	March 26,	March 28,	March 29,
(in thousands)	2016	2015	2014
Current:
Federal	$2,533	$6,542	$4,510
State	1,105	1,203	685
Foreign	8	—	—
Total current	3,646	7,745	5,195
Deferred:
Federal	3,736	1,461	(1,536)
State	65	(740)	(338)
Foreign	(4)	—	—
Total deferred	3,797	721	(1,874)
Total income tax expense	$7,443	$8,466	$3,321

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	March 26	March 28,	March 29,
	2016	2015	2014
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	34.0%
State and local income taxes, net of federal tax benefit	4.7	3.7	4.5
Change in tax rates	1.0	0.5	(0.1)
State credits	—	—	(1.8)
Acquisition costs	1.8	—	—
Permanent items	1.7	—	—
Other	(1.2)	(1.1)	0.4
Effective tax rate	43.0%	38.1%	37.0%

Differences between the effective tax rate and the statutory rate relate primarily to state taxes, permanent items and acquisition costs.

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax assets as of March 26, 2016 and March 28, 2015 consisted of the following (in thousands):

	March 26	March 28,
	2016	2015
Deferred tax assets:
State taxes	$232	$913
Accrued liabilities	2,909	1,991
Award program liabilities	768	868
Deferred revenue	731	425
Inventory	2,602	2,952
Stock options	1,960	1,512
Net operating loss carryforward	11,611	—
Other	510	521
Total deferred tax assets	21,323	9,182
Deferred tax liabilities:
Depreciation and amortization	(25,531)	(24,685)
Prepaid expenses	(784)	(430)
Total deferred tax liabilities	(26,315)	(25,115)
Deferred income taxes, net	$(4,992)	$(15,933)

As of March 26, 2016, the Company has net operating loss carryforwards for federal and state tax purposes of $28.2 million and $22.3 million, respectively. These net operating loss carryforwards expire at various dates beginning in 2036.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that at this time no valuation allowance is required. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company applies ASC 740, which contains a two‑step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At March 26, 2016 and March 28, 2015, no amounts were necessary to be recorded for any unrecognized tax liabilities nor any tax benefits.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 26, 2016 and March 28, 2015.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2011 through 2015 returns are subject to examination by the U.S. federal and various state tax authorities. During fiscal 2016, the Company was informed that the Internal Revenue Service will be auditing the fiscal 2014 tax year.

14. Related Party Transactions

Leases and Other Transactions

The Company has entered into a lease agreement for one of its stores for the fiscal years ended March 26, 2016, March 28, 2015 and March 29, 2014 at a location owned by one minority stockholder of the Company. The Company paid $0.2 million for this lease during each of the fiscal years ended March 26, 2016, March 28, 2015 and March 29, 2014, respectively. These lease payments are included in cost of goods sold in the consolidated statements of operations.

Related Party Loans

As of March 30, 2013, the Company had notes payable to the subordinated lenders who own common stock of the Company or its subsidiary, Boot Barn Holding Corporation. These notes were paid in full in May 2013.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2016, 2015 and 2014 are as follows:

	Fiscal Year Ended
	March 26,	March 28,	March 29,
	2016	2015	2014
(in thousands, except per share data)
Net income attributed to Boot Barn Holdings, Inc.	$9,868	$13,726	$5,377
Less: Cash payment to holders of vested options	—	(1,443)	—
Net income available for common stockholders	$9,868	$12,283	$5,377
Weighted average basic shares outstanding	26,170	22,126	18,929
Dilutive effect of options and restricted stock	785	762	246
Weighted average diluted shares outstanding	26,955	22,888	19,175
Basic earnings per share	$0.38	$0.56	$0.28
Diluted earnings per share	$0.37	$0.54	$0.28

Options to purchase approximately 476,333, 425,431, and 1,059,850 shares of common stock during the fiscal years ended March 26, 2016, March 28, 2015 and March 29, 2014 were outstanding, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

16. Quarterly Financial Information (Unaudited)

The tables below set forth selected quarterly financial data for each of the last two fiscal years.

	Fiscal 2016				Fiscal 2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except select store data)	quarter	quarter	quarter	quarter	quarter	quarter	quarter	quarter
Net sales	$149,466	$193,842	$129,712	$96,000	$103,280	$130,523	$86,384	$82,497
Gross profit	42,372	64,179	35,873	30,779	33,978	46,156	27,753	26,890
Income (loss) from operations	5,617	20,193	(411)	4,835	7,804	17,857	4,382	5,393
Net income (loss)	1,012	9,928	(3,343)	2,271	2,610	8,763	944	1,413

Percentage of net sales:
Gross profit	28.3%	33.1%	27.7%	32.1%	32.9%	35.4%	32.1%	32.6%
Income (loss) from operations	3.8%	10.4%	(0.3)%	5.0%	7.6%	13.7%	5.1%	6.5%
Net income (loss)	0.7%	5.1%	(2.6)%	2.4%	2.5%	6.7%	1.1%	1.7%

Select store data:
Stores operating at end of quarter	208	206	201	176	169	166	158	155
Same store sales growth (decline)	(1.2)%	(2.0)%	0.1%	5.6%	7.0%	7.2%	7.3%	7.7%

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 26, 2016, the end of the period covered by this Annual Report on Form 10‑K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 26, 2016, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as at March 26, 2016. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting is effective as of March 26, 2016.

This annual report does not include an attestation report of the Registrant’s registered public accounting firm due to an exemption established by rules of the Commission for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended March 26, 2016, and is incorporated herein by reference.

In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The current version of the Code of Business Ethics is available on our website under the Investor Relations section at www.bootbarn.com. In accordance with the rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose any amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Investor Relations section at www.bootbarn.com. The information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10‑K.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10‑K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10‑K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOT BARN HOLDINGS, INC.

Date: June 2, 2016	By:	/s/ James G. Conroy
		Name:	James G. Conroy
		Title:	President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Conroy	President, CEO and Director (Principal Executive Officer)	June 2, 2016
James G. Conroy

/s/ Gregory V. Hackman	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	June 2, 2016
Gregory V. Hackman

/s/ Greg Bettinelli	Director	June 2, 2016
Greg Bettinelli

/s/ Brad J. Brutocao	Director	June 2, 2016
Brad J. Brutocao

/s/ Christian B. Johnson	Director	June 2, 2016
Christian B. Johnson

/s/ Brenda I. Morris	Director	June 2, 2016
Brenda I. Morris

/s/ J. Frederick Simmons	Director	June 2, 2016
J. Frederick Simmons

/s/ Peter Starrett	Director	June 2, 2016
Peter Starrett

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)

Agreement and Plan of Merger by and among Boot Barn, Inc., Rodeo Acquisition Corp., Sheplers Holding Corporation and Gryphon Partners III, L.P. as Guarantor and the Sellers’ Representative, dated as of May 29, 2015

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
3.2.1(4)	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(3)	Form of Registration Rights Agreement, by and among Boot Barn Holdings, Inc. and the stockholders listed therein
10.1†(3)	Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.2†(3)	Form of Restricted Stock Award Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.3†(5)	Form of Restricted Stock Unit Issuance Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.4†(3)	Form of Restricted Stock Award Agreement, by and between Boot Barn Holdings, Inc. and Brenda Morris
10.5†(3)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and James G. Conroy
10.6†(3)	Boot Barn Holdings, Inc. 2011 Equity Incentive Plan
10.7†(3)	Boot Barn Holdings, Inc. 2007 Stock Incentive Plan
10.8†(6)	Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy
10.9†(3)	Continued Employment Agreement, dated January 2, 2014, by and between Boot Barn, Inc. and Paul Iacono
10.10†(7)	Continued Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Paul Iacono
10.11†(2)	Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.12†(2)	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.13†(7)	Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Gregory V. Hackman
10.14†(7)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and Gregory V. Hackman
10.15+(3)

Amended and Restated Term Loan and Security Agreement, dated April 15, 2014, by and among Golub Capital LLC, Boot Barn, Inc., Boot Barn Holdings, Inc. and the lenders party thereto (“Prior Term Loan Agreement”)

10.16(3)	Trademark Security Agreement, dated April 15, 2014, by and between Boot Barn, Inc. and Golub Capital LLC
10.17(8)	First Amendment to Prior Term Loan Agreement, dated November 5, 2014
10.18(3)	NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc.
10.19+(3)	Carrier Agreement P720025535‑01, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.20+(3)	Carrier Agreement P780025560‑02, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.21(3)	Form of Amended and Restated Indemnification Agreement
10.22(3)	Lease, dated June 25, 2010, by and between Boot Barn, Inc. and The Irvine Company LLC, in respect to the Company’s Irvine, California headquarters (the “Lease”)

Exhibit Number	Description
10.23(3)

Preliminary Tenant Improvment Electrical Infrastructure prepared by H. Hendy Associates, dated May 24, 2010, as modified by Addendum A dated May 28, 2010 and by Addendum B dated June 1, 2010 (as referenced in Exhibit X to the Lease as the “Pricing Plan”)

10.24(3)	First Amendment to Lease, dated March 29, 2013, by and between Boot Barn, Inc. and The Irvine Company LLC, in respect to the Company’s Irvine, California headquarters
10.25(9)

Credit Agreement, dated February 23, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., the lenders party thereto, Wells Fargo Bank, National Association, PNC Bank, National Association, Wells Fargo Securities, LLC and PNC Capital Markets LLC

10.26(9)	Collateral Agreement, dated February 23, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc. and certain of its subsidiaries as grantors, in favor of Wells Fargo Bank, National Association
10.27(9)

Guaranty Agreement, dated February 23, 2015, by and among Boot Barn, Inc., Boot Barn Holdings, Inc. and certain subsidiaries of Boot Barn Holdings, Inc., as guarantors, in favor of Wells Fargo Bank, National Association

10.28(10)

Credit Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., GCI Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

10.29(10)

Guaranty Agreement dated as of June 29, 2015 , by and among Boot Barn, Inc. as Borrower, Boot Barn Holdings, Inc. and certain Subsidiaries of Boot Barn Holdings, Inc. as Guarantors, in favor of GCI Capital Markets LLC, as Administrative Agent.

10.30(10)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc. and certain of its Subsidiaries as Grantors, in favor of GCI Capital Markets LLC, as Administrative Agent.

10.31(10)	Trademark Security Agreement dated as of June 29, 2015 by Sheplers, Inc., in favor of GCI Capital Markets LLC, as Administrative Agent.
10.32(10)	Trademark Security Agreement dated as of June 29, 2015 by Boot Barn, Inc., in favor of GCI Capital Markets LLC, as Administrative Agent.
10.33(10)

Credit Agreement dated as of June 29, 2015, by and among the Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.34(10)

Guaranty Agreement dated as of June 29, 2015 by and among Boot Barn, Inc. and Sheplers, Inc. as Borrowers, Boot Barn Holdings, Inc., Sheplers Holdings Corporation and certain of their Subsidiaries as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.35(10)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc. and certain of their Subsidiaries as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.36(10)	Trademark Security Agreement, dated as of June 29, 2015, by Sheplers, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.37(10)	Trademark Security Agreement, dated as of June 29, 2015, by Boot Barn, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Indicates management contract or compensation plan.

+Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 3, 2015.
(2)	Incorporated by reference to our Quarterly Report on Form 10‑ Q filed on December 9, 2014.
(3)	Incorporated by reference to our Registration Statement on Form S‑1, File No. 333‑19908.
(4)	Incorporated by reference to our Current Report on Form 8‑K filed on March 26, 2015
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 4, 2015.
(6)	Incorporated by reference to our Current Report on Form 8‑K filed on April 8, 2015
(7)	Incorporated by reference to our Current Report on Form 8‑K filed on January 9, 2015.
(8)	Incorporated by reference to our Current Report on Form 8‑K filed on November 6, 2014.
(9)	Incorporated by reference to our Registration Statement on Form S‑1, File No. 333‑202112.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2015.