Form 10-Q
period 2016-06-25
Boot Barn Holdings, Inc.
filed 2016-07-26
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number: 001-36711

BOOT BARN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0776290 (I.R.S. employer identification no.)

15345 Barranca Pkwy Irvine, California (Address of principal executive offices)	92618 (Zip code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 25, 2016, the registrant had 26,426,986 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen Weeks Ended June 25, 2016

Part 1. Financial Information

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 25,	March 26,
	2016	2016

Assets
Current assets:
Cash and cash equivalents	$5,839	$7,195
Accounts receivable, net	3,460	4,131
Inventories	179,225	176,335
Prepaid expenses and other current assets	16,004	15,558
Total current assets	204,528	203,219
Property and equipment, net	76,443	76,076
Goodwill	193,095	193,095
Intangible assets, net	64,300	64,861
Other assets	1,035	2,075
Total assets	$539,401	$539,326
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$60,190	$48,815
Accounts payable	57,961	66,553
Accrued expenses and other current liabilities	32,230	35,896
Current portion of notes payable, net of unamortized debt issuance costs	1,037	1,035
Total current liabilities	151,418	152,299
Deferred taxes	11,426	12,255
Long-term portion of notes payable, net of unamortized debt issuance costs	192,314	192,579
Capital lease obligations	8,169	8,272
Other liabilities	12,984	12,431
Total liabilities	$376,311	$377,836

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; June 25, 2016 - 100,000 shares authorized, 26,419 shares issued; March 26, 2016 - 100,000 shares authorized, 26,354 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	138,894	137,893
Retained earnings	24,218	23,594
Less: Common stock held in treasury, at cost, 7 and 4 shares at June 25, 2016 and March 26, 2016, respectively	(25)	—
Total stockholders’ equity	163,090	161,490
Total liabilities and stockholders’ equity	$539,401	$539,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	June 25,	June 27,
	2016	2015

Net sales	$133,414	$96,000
Cost of goods sold	92,664	65,221
Gross profit	40,750	30,779
Operating expenses:
Selling, general and administrative expenses	36,300	25,053
Acquisition-related expenses	—	891
Total operating expenses	36,300	25,944
Income from operations	4,450	4,835
Interest expense, net	3,560	791
Income before income taxes	890	4,044
Income tax expense	266	1,773
Net income	$624	$2,271

Earnings per share:
Basic shares	$0.02	$0.09
Diluted shares	$0.02	$0.08
Weighted average shares outstanding:
Basic shares	26,373	25,865
Diluted shares	26,616	26,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2016	26,354	$3	$137,893	$23,594	(4)	$—	$161,490
Net income	—	—	—	624	—	—	624
Issuance of common stock related to stock-based compensation	65	—	268	—	—	—	268
Tax withholding for net share settlement	—	—	—	—	(3)	(25)	(25)
Excess tax deficiency related to stock-based compensation	—	—	(23)	—	—	—	(23)
Stock-based compensation expense	—	—	756	—	—	—	756
Balance at June 25, 2016	26,419	$3	$138,894	$24,218	(7)	$(25)	$163,090

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2015	25,824	$3	$128,693	$13,726	—	$—	$142,422
Net income	—	—	—	2,271	—	—	2,271
Issuance of common stock related to stock-based compensation	273	—	1,224	—	—	—	1,224
Excess tax benefit related to stock-based compensation	—	—	2,111	—	—	—	2,111
Stock-based compensation expense	—	—	653	—	—	—	653
Balance at June 27, 2015	26,097	$3	$132,681	$15,997	—	$—	$148,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 25,	June 27,
	2016	2015

Cash flows from operating activities
Net income	$624	$2,271
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	3,518	2,008
Stock-based compensation	756	653
Excess tax benefit	—	(2,111)
Amortization of intangible assets	561	629
Amortization and write-off of debt issuance fees and debt discount	281	69
Loss on disposal of property and equipment	59	11
Accretion of above market leases	(14)	(19)
Deferred taxes	(141)	154
Changes in operating assets and liabilities:
Accounts receivable, net	671	861
Inventories	(2,890)	(7,103)
Prepaid expenses and other current assets	(1,201)	3,121
Other assets	1,040	(235)
Accounts payable	(7,815)	4,318
Accrued expenses and other current liabilities	(3,666)	(591)
Other liabilities	567	1,202
Net cash (used in)/provided by operating activities	$(7,650)	$5,238
Cash flows from investing activities
Purchases of property and equipment	(4,721)	(7,085)
Net cash used in investing activities	$(4,721)	$(7,085)
Cash flows from financing activities
Line of credit - net	$11,375	$10,900
Repayments on debt and capital lease obligations	(603)	(477)
Debt issuance fees	—	(439)
Tax withholding for net share settlement	(25)	—
Excess tax benefit from stock options	—	2,111
Proceeds from the issuance of common stock related to stock-based compensation	268	1,224
Net cash provided by financing activities	$11,015	$13,319
Net (decrease)/increase in cash and cash equivalents	(1,356)	11,472
Cash and cash equivalents, beginning of period	7,195	1,448
Cash and cash equivalents, end of period	$5,839	$12,920

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$399	$124
Cash paid for interest	$3,306	$707
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,253	$791

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. As of June 8, 2014, the Company held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. On June 9, 2014, WW Holding Corporation was merged with and into the Company and then Boot Barn Holding Corporation was merged with and into the Company (“Reorganization”). As a result of this Reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of the Company. On June 10, 2014, the legal name of the Company was changed from WW Top Investment Corporation to Boot Barn Holdings, Inc. The equity of the Company consists of 100,000,000 authorized shares and 26,419,252 issued and 26,412,107 outstanding shares of common stock as of June 25, 2016. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 210 stores in 29 states as of June 25, 2016 and 208 stores in 29 states as of March 26, 2016. As of June 25, 2016, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen weeks ended June 25, 2016 and June 27, 2015 are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”) and Boot Barn International (Hong Kong) Limited (“Hong Kong”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending April 1, 2017.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The fiscal year ending on April 1, 2017 (“fiscal 2017”) will consist of 53 weeks; whereas, the fiscal year ended on March 26, 2016 (“fiscal 2016”) consisted of 52 weeks.

2.  Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2016.  Presented below in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of June 25, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standards Update (“ASU”) No. 2014‑09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. On August 8, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the customer’s accounting for service contracts. ASU No. 2015-05 became effective for the Company beginning in fiscal 2017. The adoption of this new guidance in the thirteen weeks ended June 25, 2016 did not have an impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU No. 2015-17 is effective for public entities in annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The amendments for ASU No. 2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

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

The acquisition-date fair value of the consideration transferred totaled $149.3 million, which consisted of $147.0 million in cash and $2.3 million of a working capital adjustment, cash acquired and other adjustments. The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The goodwill and intangible assets are not deductible for income tax purposes. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets.

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

The Company incurred $0.9 million of acquisition-related costs in fiscal 2016 related to the acquisition of Sheplers, which are recorded in “Acquisition-related expenses” in the condensed consolidated statements of operations for the thirteen weeks ended June 27, 2015.

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

Thirteen Weeks Ended
June 27,
2015
(in thousands)
As adjusted net sales	$128,932
As adjusted net loss	$(2,263)

4.    Intangible Assets, Net

Net intangible assets as of June 25, 2016 and March 26, 2016 consisted of the following:

	June 25, 2016
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$7,788	$(6,529)	$1,259	4.9
Non-compete agreements	1,290	(1,035)	255	4.9
Below-market leases	5,248	(1,839)	3,409	9.3
Total definite lived	14,326	(9,403)	4,923
Trademarks—indefinite lived	59,377	—	59,377
Total intangible assets	$73,703	$(9,403)	$64,300

	March 26, 2016
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$7,788	$(6,172)	$1,616	4.9
Non-compete agreements	1,290	(968)	322	4.9
Below-market leases	5,248	(1,702)	3,546	9.4
Total definite lived	14,326	(8,842)	5,484
Trademarks—indefinite lived	59,377	—	59,377
Total intangible assets	$73,703	$(8,842)	$64,861

Amortization expense for intangible assets totaled $0.6 million for both the thirteen weeks ended June 25, 2016 and the thirteen weeks ended June 27, 2015, and is included in selling, general and administrative expenses.

As of June 25, 2016, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2017	$1,462
2018	966
2019	500
2020	388
2021	314
Thereafter	1,293
Total	$4,923

The Company performs its annual goodwill impairment test on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. As of June 25, 2016, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date. The amount outstanding under the June 2015 Wells Fargo Revolver for the thirteen weeks ended June 25, 2016 was $60.2 million. Total interest expense incurred in the thirteen weeks ended June 25, 2016 on the June 2015 Wells Fargo Revolver was $0.3 million, and the weighted average interest rate for the quarter ended June 25, 2016 was 1.6%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the thirteen weeks ended June 25, 2016 on the 2015 Golub Term Loan was $2.8 million, and the weighted average interest rate for the quarter ended June 25, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio as of June 25, 2016 of 4.75:1.00. As provided for in the 2015 Golub Term Loan, this ratio steps down to 4.50:1.00 as of December 24, 2016, 4.25:1.00 as of April 1, 2017, and 4.00:1:00 as of September 30, 2017 and for all subsequent periods. As of June 25, 2016, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 25, 2016, the fair value of these embedded derivatives was estimated and was not significant.

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

Debt Issuance Costs and Debt Discount

The Company paid $1.4 million of transaction fees in connection with the February 2015 Wells Fargo Credit Facility. These transaction fees were paid to both Wells Fargo and other advisors via a reduction in the proceeds from the February 2015 Wells Fargo Credit Facility and were accounted for as debt issuance costs and a debt discount at March 28, 2015. On June 29, 2015, the February 2015 Wells Fargo Credit Facility was repaid when the new financing was obtained, and the $1.4 million remaining debt issuance costs and debt discounts were written off to interest expense.

Debt issuance costs totaling $0.9 million were incurred under the June 2015 Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total debt issuance costs were $0.7 million and $0.8 million as of June 25, 2016 and March 26, 2016, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $5.6 million were incurred under the 2015 Golub Term Loan and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheets. Total debt issuance costs and debt discount were $4.6 million and $4.9 million as of June 25, 2016 and March 26, 2016, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	June 25,	March 26,
(in thousands)	2016	2016
Term Loan	$198,000	$198,500
Unamortized value of the debt issuance costs and debt discount	(4,649)	(4,886)
Net carrying value	$193,351	$193,614

Total amortization expense of $0.3 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen weeks ended June 25, 2016.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s line of credit and long-term debt as of June 25, 2016 are as follows:

Fiscal Year	(in thousands)
2017	$1,500
2018	2,000
2019	2,000
2020	2,000
2021	2,000
Thereafter	248,690
Total	$258,190

6.  Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of June 25, 2016, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 1,600,000 shares of common stock, par value $0.0001 per share. As of June 25, 2016, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors. Restricted stock units vest over service periods of one or five years, as determined by the Compensation Committee of the Board of Directors.

Non-Qualified Stock Options

During the thirteen weeks ended June 25, 2016, the Company granted certain members of management options to purchase a total of 560,892 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirteen weeks ended June 25, 2016 was $1.5 million, with grant date fair values ranging from $2.50 to $2.95 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $7.11 and $8.38 per share.

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

The fair values of stock options granted during the thirteen weeks ended June 25, 2016 and June 27, 2015 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended
	June 25,				June 27,
	2016				2015
Expected option term(1)			5.5	years			5.5	years
Expected volatility factor(2)	35.8%	-	36.0%		33.3%	-	37.1%
Risk-free interest rate(3)	1.38%	-	1.43%		1.6%	-	2.0%
Expected annual dividend yield			0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)

Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.

(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share at June 25, 2016 was $8.27.

The following table summarizes the stock award activity for the thirteen weeks ended June 25, 2016:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 26, 2016	2,447,133	$9.87
Granted	560,892	$7.38
Exercised	(57,750)	$4.64		$212
Cancelled, forfeited or expired	(63,470)	$10.46
Outstanding at June 25, 2016	2,886,805	$9.47	6.6	$3,948
Vested and expected to vest after June 25, 2016	2,886,805	$9.47	6.6	$3,948
Exerciseable at June 25, 2016	1,136,119	$8.03	6.0	$1,915

A summary of the status of non-vested stock options as of June 25, 2016 including changes during the thirteen weeks ended June 25, 2016 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 26, 2016	1,335,103	$5.82
Granted	560,892	$2.60
Vested	(81,839)	$7.71
Nonvested shares forfeited	(63,470)	$6.58
Nonvested at June 25, 2016	1,750,686	$4.67

Restricted Stock

During the thirteen weeks ended June 25, 2016, the Company granted 116,732 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards totaled $0.8 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $0.8 million and $0.7 million for the thirteen weeks ended June 25, 2016 and June 27, 2015, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the thirteen weeks ended June 25, 2016 and June 27, 2015, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of June 25, 2016, there was $6.9 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 3.26 years. As of June 25, 2016, there was $2.4 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 4.01 years.

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

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. At present, the Company cannot reasonably estimate the loss that may arise from this matter, but has recorded as of June 25, 2016 an amount for the estimated probable loss, which is not material to the financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

During the normal course of its business, the Company has made certain indemnifications and commitments under which the Company may be required to make payments for certain transactions. These indemnifications include those given to various lessors in connection with facility leases for certain claims arising from such facility leases, and indemnifications to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The majority of these indemnifications and commitments do not provide for any limitation of the maximum potential future payments the Company could be obligated to make, and their duration may be indefinite. The Company has not recorded any liability for these indemnifications and commitments in the condensed consolidated balance sheets as the impact is expected to be immaterial.

8.  Capital Leases and Financing Transactions

As of June 25, 2016, the Company had non-cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of June 25, 2016 totals $1.0 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition.  On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease has a 20-year term expiring in 2027 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of June 25, 2016 totals $7.6 million.

The total liability under capital lease and financing transactions as of June 25, 2016 is $8.6 million and is included as capital lease obligations in the condensed consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The interest rates range from 6.1% to 11.1%.

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	June 25,	March 26,
(in thousands)	2016	2016
Buildings	$7,588	$7,588
Land	2,530	2,530
Site improvements	410	410
Equipment	63	63
Property and equipment, gross	10,591	10,591
Less: accumulated depreciation	(707)	(551)
Property and equipment, net	$9,884	$10,040

As of June 25, 2016, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)
2017	954
2018	1,286
2019	1,309
2020	1,321
2021	1,345
Thereafter	8,310
Total	14,525
Less: Imputed interest	(5,967)
Present value of capital leases and financing transaction	8,558
Less: Current capital leases and financing transaction	(389)
Noncurrent capital leases and financing transaction	$8,169

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

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The income tax rate was 29.9% and 43.8% for the thirteen weeks ended June 25, 2016 and June 27, 2015, respectively. The effective tax rate for the thirteen weeks ended June 25, 2016 is lower than the comparable period in fiscal 2016 due to nondeductible acquisition costs not incurred in the current quarter and discrete items recognized in the first quarter of fiscal 2017, including a state tax credit. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 25, 2016 and March 26, 2016, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At June 25, 2016, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10.  Related Party Transactions

During the thirteen weeks ended June 25, 2016, the Company had capital expenditures with a specialty retail vendor in the flooring market that is 30.4% owned by Freeman Spogli, our majority stockholder. These capital expenditures amounted to less than $0.1 million in the thirteen weeks ended June 25, 2016 and were recorded as property and equipment, net on the condensed consolidated balance sheet. There were no costs incurred with this vendor in the prior year period.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen weeks ended June 25, 2016 and June 27, 2015 are as follows:

	Thirteen Weeks Ended
	June 25,	June 27,
(in thousands, except per share data)	2016	2015
Net income	$624	$2,271

Weighted average basic shares outstanding	26,373	25,865
Dilutive effect of options and restricted stock	243	1,108
Weighted average diluted shares outstanding	26,616	26,973

Basic earnings per share	$0.02	$0.09
Diluted earnings per share	$0.02	$0.08

Options to purchase 2,001,560 shares and 244,613 shares of common stock were outstanding during the thirteen weeks ended June 25, 2016 and June 27, 2015, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on June 3, 2016 (the “Fiscal 2016 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2016 10-K, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Overview

Management believes that Boot Barn is the largest and fastest-growing lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of June 25, 2016, we operated 210 stores in 29 states, as well as an e-commerce channel, consisting of www.bootbarn.com and www.sheplers.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, selling, general and administrative expenses, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays, weather patterns, rodeos and country concerts. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately larger operating income than the other quarters of our fiscal year. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and unusual or non-recurring costs and expenses that are not directly related to our operations, including acquisition-related expenses and loss on disposal of assets and contract termination costs. See “Results of Operations” below for a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA (or some variations thereof) for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measures.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements included in the Fiscal 2016 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2016 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2016 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The fiscal year ending on April 1, 2017 (“fiscal 2017”) will consist of 53 weeks; whereas, the fiscal year ended on March 26, 2016 (“fiscal 2016”) consisted of 52 weeks. We identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	June 25,	June 27,
(dollars in thousands)	2016	2015
Condensed Consolidated Statements of Operations Data (Unaudited):
Net sales	$133,414	$96,000
Cost of goods sold	92,664	65,221
Gross profit	40,750	30,779
Operating expenses:
Selling, general and administrative expenses	36,300	25,053
Acquisition-related expenses	—	891
Total operating expenses	36,300	25,944
Income from operations	4,450	4,835
Interest expense, net	3,560	791
Income before income taxes	890	4,044
Income tax expense	266	1,773
Net income	$624	$2,271

Percentage of Net Sales (Unaudited):
Net sales	100.0%	100.0%
Cost of goods sold	69.5%	67.9%
Gross profit	30.5%	32.1%
Operating expenses:
Selling, general and administrative expenses	27.2%	26.1%
Acquisition-related expenses	—%	0.9%
Total operating expenses	27.2%	27.0%
Income from operations	3.3%	5.1%
Interest expense, net	2.7%	0.8%
Income before income taxes	0.6%	4.3%
Income tax expense	0.2%	1.8%
Net income	0.4%	2.5%

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended
	June 25,	June 27,
(in thousands)	2016	2015
EBITDA Reconciliation (Unaudited):
Net income	$624	$2,271
Income tax expense	266	1,773
Interest expense, net	3,560	791
Depreciation and intangible asset amortization	4,079	2,637
EBITDA	8,529	7,472
Non-cash stock-based compensation(a)	756	653
Non-cash accrual for future award redemptions(b)	42	(248)
Acquisition-related expenses(c)	—	891
Loss on disposal of assets and contract termination costs(d)	59	11
Adjusted EBITDA	$9,386	$8,779

(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Includes direct costs and fees related to the Sheplers Acquisition.
(d)	Represents loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	June 25,	June 27,
	2016	2015
Selected Store Data (Unaudited):
Same Store Sales growth	0.4%	5.6%
Stores operating at end of period	210	176
Total retail store square footage, end of period (in thousands)	2,409	1,889
Average store square footage, end of period	11,473	10,731
Average net sales per store (in thousands)	$531	$521

Thirteen Weeks Ended June 25, 2016 Compared to Thirteen Weeks Ended June 27, 2015

Net sales. Net sales increased $37.4 million, or 39.0%, to $133.4 million for the thirteen weeks ended June 25, 2016 from $96.0 million for the thirteen weeks ended June 27, 2015. The increase in net sales was the result of contributions from recently acquired Sheplers, 17 new stores opened between the beginning of the second quarter of fiscal 2016 and the end of the first quarter of fiscal 2017 and an increase of 0.4% in consolidated same store sales during the thirteen weeks ended June 25, 2016.  This consolidated same store sales growth was pressured by the softening of local economies dependent on oil and other commodities between the thirteen weeks ended June 25, 2016 and June 27, 2015, respectively.

Gross profit. Gross profit increased $10.0  million, or 32.4%, to $40.8 million for the thirteen weeks ended June 25, 2016 from $30.8 million for the thirteen weeks ended June 27, 2015. As a percentage of net sales, gross profit was 30.5% and 32.1% for the thirteen weeks ended June 25, 2016 and June 27, 2015, respectively. The gross profit increase was a result of the addition of the Sheplers’ business and the opening of 17 new stores between the beginning of the second quarter of fiscal 2016 and the end of the first quarter of fiscal 2017. The decline in gross profit rate during the thirteen weeks ended June 25, 2016, was primarily driven by the addition of the lower margin Sheplers’ business.

Selling, general and administrative expenses. SG&A expenses increased $11.2 million, or 44.9%, to $36.3 million for the thirteen weeks ended June 25, 2016 from $25.1 million for the thirteen weeks ended June 27, 2015. As a percentage of net sales, SG&A was 27.2% and 26.1% for the thirteen weeks ended June 25, 2016 and June 27, 2015, respectively. The increase is primarily due to the cost of operating the Sheplers business and 17 new stores opened between the beginning of the second quarter of fiscal 2016 and the end of the first quarter of fiscal 2017, compared to the prior year period when the Company did not own Sheplers or operate these stores.

Income from operations. Income from operations for the thirteen weeks ended June 25, 2016 totaled $4.5 million, a decrease of $0.4 million from income from operations for the thirteen weeks ended June 27, 2015. As a percentage of net sales, income from operations was 3.3% for the thirteen weeks ended June 25, 2016, compared to income from operations as a percentage of net sales of 5.1% for the thirteen weeks ended June 27, 2015. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, increased 350.1% or $2.8 million, to $3.6 million for the thirteen weeks ended June 25, 2016 from $0.8 million for the thirteen weeks ended June 27, 2015.  The increase in interest expense, net was primarily due to the Company refinancing its $150.0 million February 2015 Wells Fargo Credit Facility with the $125.0 million June 2015 Wells Fargo Revolver and the $200.0 million 2015 Golub Term Loan. See Note 5, “Revolving Credit Facilities and Long-Term Debt.”

Income tax expense. Income tax expense decreased $1.5 million, to $0.3 million for the thirteen weeks ended June 25, 2016 from $1.8 million of income tax expense for the thirteen weeks ended June 27, 2015. The decrease in our income tax expense results from a lower tax rate and the $3.2 million decrease in income before income taxes for the thirteen weeks ended June 25, 2016 as compared to the thirteen weeks ended June 27, 2015. Our effective tax rate was 29.9% and 43.8% for the thirteen weeks ended June 25, 2016 and June 27, 2015, respectively. The effective tax rate for the thirteen weeks ended June 25, 2016 is lower than the comparable period in fiscal 2016 due to nondeductible acquisition costs not incurred in the current quarter and discrete items recognized in the first quarter of fiscal 2017, including a state tax credit.

Net income. Net income decreased $1.6 million, from $2.3 million for the thirteen weeks ended June 27, 2015 to $0.6 million for the thirteen weeks ended June 25, 2016. The decrease in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased $0.6 million, or 6.9%, to $9.4 million for the thirteen weeks ended June 25, 2016 from $8.8 million for the thirteen weeks ended June 27, 2015. The increase was primarily a result of the additional adjusted EBITDA contributions from the acquired Sheplers business and 17 new stores that opened between the beginning of the second quarter of fiscal year 2016 and the end of the first quarter of fiscal year 2017. These increases were partially offset by additions to SG&A required to support the expanded business operations.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we increase our inventory in advance of the Christmas shopping season. Our cash usage from operations  increased in the thirteen weeks ended June 25, 2016 as compared to cash provided by operations in the thirteen weeks ended June 27, 2015, primarily as a result of a $1.6 million reduction in net income and a significant decrease in accounts payable and accrued expenses and other current liabilities in the thirteen weeks ended June 25, 2016, relative to the thirteen weeks ended June 27, 2015.  Additionally, there was an increase in prepaid expenses and other current assets in the current year compared to a decrease in prepaid expenses and other current assets in the prior year. The changes in these balances year over year are attributable to the timing of payments.

During the thirteen weeks ended June 25, 2016, we used $4.7 million in investing activities, primarily associated with capital expenditures related to the relocation of the Store Support Center in Irvine, California, opening of two new stores in the thirteen weeks ended June 25, 2016 and improvements to our e-commerce information technology infrastructures. We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructures, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2017 will be between approximately $13.0 million and $15.0 million,  net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

June 2015 Wells Fargo Revolver and Golub Term Loan

On June 29, 2015, we, as guarantor, and our wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced our $150 million February 2015 Wells Fargo Credit Facility with the $125 million June 2015 Wells Fargo Revolver and $200 million 2015 Golub Term Loan. Borrowings under the credit agreements were initially used to pay costs and expenses related to the acquisition and the closing of the new credit agreements, and may be used for working capital and other general corporate purposes.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%.  The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability.  For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%.  We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.  The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date. The amount outstanding under the June 2015 Wells Fargo Revolver for the thirteen weeks ended June 25, 2016 was $60.2 million. Total interest expense incurred in the thirteen weeks ended June 25, 2016 on the June 2015 Wells Fargo Revolver was $0.3 million, and the weighted average interest rate for the quarter ended June 25, 2016 was 1.6%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for

LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due for each quarter. Total interest expense incurred in the thirteen weeks ended June 25, 2016 on the 2015 Golub Term Loan was $2.8 million, and the weighted average interest rate for the quarter ended June 25, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.  The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio as of June 25, 2016 of 4.75:1.00.  As provided for in the 2015 Golub Term Loan, this ratio steps down to 4.50:1.00 as of December 24, 2016, 4.25:1.00 as of April 1, 2017, and 4.00:1:00 as of September 30, 2017 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of June 25, 2016, the fair value of these embedded derivatives was estimated and was not significant.

As of June 25, 2016, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $5.8 million as of June 25, 2016 compared to $7.2 million as of March 26, 2016.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
	June 25,	June 27,
(in thousands)	2016	2015
Net cash provided by/(used in):
Operating activities	$(7,650)	$5,238
Investing activities	(4,721)	(7,085)
Financing activities	11,015	13,319
Net (decrease)/increase in cash	$(1,356)	$11,472

Operating Activities

Net cash used in operating activities was $7.7 million for the thirteen weeks ended June 25, 2016. The significant components of cash flows used in operating activities were net income of $0.6 million, the add-back of non-cash depreciation and amortization expense of $4.1 million, stock-based compensation expense of $0.8 million, and amortization of debt issuance fees and debt discount of $0.3 million. Accounts payable and accrued expenses and other current liabilities decreased by $11.5 million due to the timing of payments.  Further contributing to the cash used in operations for the thirteen weeks ended June 25, 2016, was an increase in inventories of $2.9 million due to the growth of the company.

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

Investing Activities

Net cash used in investing activities was $4.7 million for the thirteen weeks ended June 25, 2016, which was attributable to purchases of property and equipment during the period.

Net cash used in investing activities was $7.1 million for the thirteen weeks ended June 27, 2015, which represents purchases of property and equipment during the period.

Financing Activities

Net cash provided by financing activities was $11.0 million for the thirteen weeks ended June 25, 2016. We increased our line of credit borrowings by $11.4 million and repaid $0.6 million on our debt and capital lease obligations during the period. We also received $0.3 million from the issuance of common stock related to stock-based compensation.

Net cash provided by financing activities was $13.3 million for the thirteen weeks ended June 27, 2015. Net proceeds from drawings on our revolving credit facility totaled $10.9 million. We received $1.2 million from the exercise of stock options, and $2.1 million excess tax benefit from the exercise of those options.

Contractual Obligations

During the thirteen weeks ended June 25, 2016, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2016 10-K,  other than those which occur in the normal course of business.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of June 25, 2016, we had $60.2 million in outstanding borrowings under the June 2015 Wells Fargo

Revolver and $198.0 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of June 25, 2016 would be approximately $2.6 million.

As of June 25, 2016, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2016 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 25, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 25, 2016, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Fiscal 2016 10-K.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

Boot Barn Holdings, Inc.

Date: July 26, 2016	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2016	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.