Form 10-Q
period 2016-09-24
Boot Barn Holdings, Inc.
filed 2016-10-27
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 24, 2016

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

As of October 26, 2016, the registrant had 26,487,002 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended September 24, 2016

Part 1. Financial Information

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 24,	March 26,
	2016	2016

Assets
Current assets:
Cash and cash equivalents	$11,063	$7,195
Accounts receivable, net	4,570	4,131
Inventories	190,760	176,335
Prepaid expenses and other current assets	16,589	15,558
Total current assets	222,982	203,219
Property and equipment, net	81,116	76,076
Goodwill	193,095	193,095
Intangible assets, net	63,761	64,861
Other assets	947	2,075
Total assets	$561,901	$539,326
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$56,983	$48,815
Accounts payable	76,109	66,553
Accrued expenses and other current liabilities	34,933	35,896
Current portion of notes payable, net of unamortized debt issuance costs	1,040	1,035
Total current liabilities	169,065	152,299
Deferred taxes	11,803	12,255
Long-term portion of notes payable, net of unamortized debt issuance costs	192,049	192,579
Capital lease obligations	8,064	8,272
Other liabilities	16,125	12,431
Total liabilities	397,106	377,836

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; September 24, 2016 - 100,000 shares authorized, 26,497 shares issued; March 26, 2016 - 100,000 shares authorized, 26,354 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	140,121	137,893
Retained earnings	24,697	23,594
Less: Common stock held in treasury, at cost, 10 and 4 shares at September 24, 2016 and March 26, 2016, respectively	(26)	—
Total stockholders’ equity	164,795	161,490
Total liabilities and stockholders’ equity	$561,901	$539,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015

Net sales	$133,969	$129,712	$267,382	$225,712
Cost of goods sold	97,523	94,064	190,187	159,285
Amortization of inventory fair value adjustment	—	(225)	—	(225)
Total cost of goods sold	97,523	93,839	190,187	159,060
Gross profit	36,446	35,873	77,195	66,652
Operating expenses:
Selling, general and administrative expenses	32,003	36,284	68,302	61,337
Acquisition-related expenses	—	—	—	891
Total operating expenses	32,003	36,284	68,302	62,228
Income/(loss) from operations	4,443	(411)	8,893	4,424
Interest expense, net	3,651	5,003	7,211	5,794
Income/(loss) before income taxes	792	(5,414)	1,682	(1,370)
Income tax expense/(benefit)	313	(2,071)	579	(298)
Net income/(loss)	$479	$(3,343)	$1,103	$(1,072)

Earnings/(loss) per share:
Basic shares	$0.02	$(0.13)	$0.04	$(0.04)
Diluted shares	$0.02	$(0.13)	$0.04	$(0.04)
Weighted average shares outstanding:
Basic shares	26,427	26,159	26,400	26,012
Diluted shares	26,897	26,159	26,736	26,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2016	26,354	$3	$137,893	$23,594	(4)	$—	$161,490
Net income	—	—	—	1,103	—	—	1,103
Issuance of common stock related to stock-based compensation	143	—	739	—	(3)	—	739
Tax withholding for net share settlement	—	—	—	—	(3)	(26)	(26)
Excess tax deficiency related to stock-based compensation	—	—	(17)	—	—	—	(17)
Stock-based compensation expense	—	—	1,506	—	—	—	1,506
Balance at September 24, 2016	26,497	$3	$140,121	$24,697	(10)	$(26)	$164,795

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2015	25,824	$3	$128,693	$13,726	—	$—	$142,422
Net loss	—	—	—	(1,072)	—	—	(1,072)
Stock options exercised	490	—	2,424	—	—	—	2,424
Shares forfeited, held in treasury	—	—	—	—	(1)	—	—
Excess tax benefit related to stock-based compensation	—	—	3,574	—	—	—	3,574
Stock-based compensation expense	—	—	1,382	—	—	—	1,382
Balance at September 26, 2015	26,314	$3	$136,073	$12,654	(1)	$—	$148,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 24,	September 26,
	2016	2015

Cash flows from operating activities
Net income/(loss)	$1,103	$(1,072)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	6,996	4,711
Stock-based compensation	1,506	1,382
Excess tax benefit	—	(3,574)
Amortization of intangible assets	1,100	1,218
Amortization and write-off of debt issuance fees and debt discount	563	1,709
Loss on disposal of property and equipment	126	234
Accretion of above market leases	(24)	37
Deferred taxes	140	(1,601)
Amortization of inventory fair value adjustment	—	(225)
Changes in operating assets and liabilities:
Accounts receivable, net	(439)	1,165
Inventories	(14,425)	(18,004)
Prepaid expenses and other current assets	(1,728)	1,599
Other assets	1,128	(1,610)
Accounts payable	7,875	2,811
Accrued expenses and other current liabilities	(963)	4,450
Other liabilities	3,718	2,388
Net cash provided by/(used in) operating activities	$6,676	$(4,382)
Cash flows from investing activities
Purchases of property and equipment	(10,481)	(19,695)
Acquisition of business, net of cash acquired	—	(146,541)
Net cash used in investing activities	$(10,481)	$(166,236)
Cash flows from financing activities
Line of credit - net	$8,168	$52,818
Proceeds from loan borrowings	—	200,938
Repayments on debt and capital lease obligations	(1,208)	(76,639)
Debt issuance fees	—	(6,487)
Tax withholding for net share settlement	(26)	—
Excess tax benefit from stock options	—	3,574
Proceeds from the exercise of stock options	739	2,424
Net cash provided by financing activities	$7,673	$176,628
Net increase in cash and cash equivalents	3,868	6,010
Cash and cash equivalents, beginning of period	7,195	1,448
Cash and cash equivalents, end of period	$11,063	$7,458

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,182	$2,827
Cash paid for interest	$6,697	$3,957
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$3,712	$51

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”), was formed on November 17, 2011, and is incorporated in the State of Delaware. As of June 8, 2014, the Company held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. On June 9, 2014, WW Holding Corporation was merged with and into the Company and then Boot Barn Holding Corporation was merged with and into the Company (“Reorganization”). As a result of this Reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of the Company. On June 10, 2014, the legal name of the Company was changed from WW Top Investment Corporation to Boot Barn Holdings, Inc. The equity of the Company consists of 100,000,000 authorized shares and 26,496,712 issued and 26,487,002 outstanding shares of common stock as of September 24, 2016. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 212 stores in 29 states as of September 24, 2016 and 208 stores in 29 states as of March 26, 2016. As of September 24, 2016, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended September 24, 2016 and September 26, 2015 are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”) and Boot Barn International (Hong Kong) Limited (“Hong Kong”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

The Company recorded a fair value adjustment of $0.2 million in the thirteen and twenty-six weeks ended September 26, 2015 to reflect the acquired cost of inventory related to its acquisition of Sheplers. The amount was amortized over the period that the related inventory was sold. The amortization of inventory costs was zero for the thirteen and twenty-six weeks ended September 24, 2016.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of September 24, 2016.

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

Definite-lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The period of amortization for these below-market leases is 8 to 12 years and for customer lists is three years. The trade name is an indefinite-lived intangible asset and is not amortized but instead is measured for impairment at least annually, or when events indicate that impairment may exist.

The Company incurred $0.9 million of acquisition-related costs in fiscal 2016 related to the acquisition of Sheplers, which are recorded in “Acquisition-related expenses” in the condensed consolidated statements of operations for the twenty-six weeks ended September 26, 2015.

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

Twenty-Six Weeks Ended
September 26,
2015
(in thousands)
As adjusted net sales	$258,644
As adjusted net loss	$(4,680)

4.  Intangible Assets, Net

Net intangible assets as of September 24, 2016 and March 26, 2016 consisted of the following:

	September 24, 2016
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$7,788	$(6,864)	$924	4.9
Non-compete agreements	1,290	(1,101)	189	4.9
Below-market leases	5,248	(1,977)	3,271	9.2
Total definite lived	14,326	(9,942)	4,384
Trademarks—indefinite lived	59,377	—	59,377
Total intangible assets	$73,703	$(9,942)	$63,761

	March 26, 2016
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$7,788	$(6,172)	$1,616	4.9
Non-compete agreements	1,290	(968)	322	4.9
Below-market leases	5,248	(1,702)	3,546	9.4
Total definite lived	14,326	(8,842)	5,484
Trademarks—indefinite lived	59,377	—	59,377
Total intangible assets	$73,703	$(8,842)	$64,861

Amortization expense for intangible assets totaled $0.5 million for the thirteen weeks ended September 24, 2016 and $0.6 million for the thirteen weeks ended September 26, 2015, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled $1.1 million for the twenty-six weeks ended September 24, 2016 and $1.2 million for the twenty-six weeks ended September 26, 2015, and is included in selling, general and administrative expenses.

As of September 24, 2016, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2017	$923
2018	966
2019	500
2020	388
2021	314
Thereafter	1,293
Total	$4,384

The Company performs its annual goodwill impairment test on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. As of September 24, 2016, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date. The amount outstanding under the June 2015 Wells Fargo Revolver as of September 24, 2016 and March 26, 2016 was $57.0 million and $48.8 million, respectively. Total interest expense incurred in the thirteen and twenty-six weeks ended September 24, 2016 on the June 2015 Wells Fargo Revolver was $0.4 million and $0.7 million, respectively, and the weighted average interest rate for the quarter ended September 24, 2016 was 1.8%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the thirteen and twenty-six weeks ended September 24, 2016 on the 2015 Golub Term Loan was $2.7 million and $5.5 million, respectively, and the weighted average interest rate for the quarter ended September 24, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio as of September 24, 2016 of 4.75:1.00. As provided for in the 2015 Golub Term Loan, this ratio steps down to 4.50:1.00 as of December 24, 2016, 4.25:1.00 as of April 1, 2017, and 4.00:1:00 as of September 30, 2017 and for all subsequent periods. As of September 24, 2016, the Company was in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 24, 2016, the fair value of these embedded derivatives was estimated and was not significant.

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

Debt issuance costs totaling $0.9 million were incurred under the June 2015 Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total debt issuance costs were $0.7 million and $0.8 million as of September 24, 2016 and March 26, 2016, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $5.6 million were incurred under the 2015 Golub Term Loan and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheets. Total debt issuance costs and debt discount were $4.4 million and $4.9 million as of September 24, 2016 and March 26, 2016, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	September 24,	March 26,
(in thousands)	2016	2016
Term Loan	$197,500	$198,500
Unamortized value of the debt issuance costs and debt discount	(4,411)	(4,886)
Net carrying value	$193,089	$193,614

Total amortization expense of $0.3 million and $0.6 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen and twenty-six weeks ended September 24, 2016, respectively.

Total amortization expense of $0.3 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen and twenty-six weeks ended September 26, 2015.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of September 24, 2016 are as follows:

Fiscal Year	(in thousands)
2017	$1,000
2018	2,000
2019	2,000
2020	2,000
2021	2,000
Thereafter	188,500
Total	$197,500

6.  Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of September 24, 2016, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. As of September 24, 2016, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors. Restricted stock units vest over service periods of one or five years, as determined by the Compensation Committee of the Board of Directors.

Non-Qualified Stock Options

During the thirteen weeks ended September 24, 2016, the Company did not grant options to purchase shares under the 2014 Plan.

During the twenty-six weeks ended September 24, 2016, the Company granted certain members of management options to purchase a total of 560,892 shares under the 2014 Plan. The total grant date fair value of stock options granted during the twenty-six weeks ended September 24, 2016 was $1.5 million, with grant date fair values ranging from $2.50 to $2.95 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $7.11 and $8.38 per share.

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

The fair values of stock options granted during the thirteen and twenty-six weeks ended September 24, 2016 and September 26, 2015 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	September 24,	September 26,		September 24,				September 26,
	2016	2015		2016				2015
Expected option term(1)	N/A	5.5	years			5.5	years			5.5	years
Expected volatility factor(2)	N/A	36.3%		35.8%	-	36.0%		33.3%	-	37.1%
Risk-free interest rate(3)	N/A	1.6%		1.38%	-	1.43%		1.6%	-	2.0%
Expected annual dividend yield	N/A	0%				0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
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

The following table summarizes the stock award activity for the twenty-six weeks ended September 24, 2016:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 26, 2016	2,447,133	$9.87
Granted	560,892	$7.38
Exercised	(134,677)	$5.49		$644
Cancelled, forfeited or expired	(181,418)	$13.96
Outstanding at September 24, 2016	2,691,930	$9.29	6.4	$9,498
Vested and expected to vest after September 24, 2016	2,691,930	$9.29	6.4	$9,498
Exercisable at September 24, 2016	1,076,104	$8.15	5.9	$4,186

A summary of the status of non-vested stock options as of September 24, 2016 including changes during the twenty-six weeks ended September 24, 2016 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 26, 2016	1,335,103	$5.82
Granted	560,892	$2.60
Vested	(123,949)	$7.52
Nonvested shares forfeited	(156,220)	$6.20
Nonvested at September 24, 2016	1,615,826	$4.53

Restricted Stock

During the thirteen and twenty-six weeks ended September 24, 2016, the Company granted 20,000 and 136,732  restricted stock units, respectively, to various directors and employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirteen and twenty-six weeks ended September 24, 2016 totaled $0.3 million and $1.1 million, respectively. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $0.8 million and $0.7 million for the thirteen weeks ended September 24, 2016 and September 26, 2015, respectively. Stock-based compensation expense was $1.5 million and $1.4 million for the twenty-six weeks ended September 24, 2016 and September 26, 2015, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the thirteen weeks ended September 24, 2016 and September 26, 2015, respectively. Stock-based compensation expense of $0.2 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the twenty-six weeks ended September 24, 2016 and September 26, 2015, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of September 24, 2016, there was $5.7 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 3.02 years. As of September 24, 2016, there was $2.2 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 3.92 years.

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

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. At present, the Company cannot reasonably estimate the loss that may arise from this matter, but has recorded as of September 24, 2016 an amount for the estimated probable loss, which is not material to the condensed consolidated financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company is also subject to certain other pending or threatened litigation matters incidental to its business. In management's opinion, none of these legal matters, individually or in the aggregate, will have a material effect on the Company's financial position, results of operations, or liquidity.

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

8.  Capital Leases and Financing Transactions

As of September 24, 2016, the Company had non-cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of September 24, 2016 totals $0.9 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition.  On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease has a 20-year term expiring in 2027 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of September 24, 2016 totals $7.6 million.

The total liability under capital lease and financing transactions as of September 24, 2016 is $8.5 million and is included as capital lease obligations in the condensed consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The interest rates range from 6.1% to 11.1%.

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	September 24,	March 26,
(in thousands)	2016	2016
Buildings	$7,588	$7,588
Land	2,530	2,530
Site improvements	410	410
Equipment	63	63
Property and equipment, gross	10,591	10,591
Less: accumulated depreciation	(908)	(551)
Property and equipment, net	$9,683	$10,040

As of September 24, 2016, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)
2017	641
2018	1,286
2019	1,309
2020	1,321
2021	1,346
Thereafter	8,310
Total	14,213
Less: Imputed interest	(5,748)
Present value of capital leases and financing transaction	8,465
Less: Current capital leases and financing transaction	(401)
Noncurrent capital leases and financing transaction	$8,064

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

The provision/(benefit) for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The income tax rate was 39.5% and 38.3% for the thirteen weeks ended September 24, 2016 and September 26, 2015, respectively, and 34.4% and 21.8% for the twenty-six weeks ended September 24, 2016 and September 26, 2015, respectively. The effective tax rate for the thirteen and twenty-six weeks ended September 24, 2016 is higher than the comparable periods in fiscal 2016 due to discrete items that decreased taxes in the thirteen and twenty-six weeks ended September 26, 2015. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 24, 2016 and March 26, 2016, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At September 24, 2016, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10.  Related Party Transactions

During the thirteen and twenty-six weeks ended September 24, 2016, the Company had capital expenditures with a specialty retail vendor in the flooring market that as of September 24, 2016 is 30.3% owned by Freeman Spogli, our majority stockholder. These capital expenditures amounted to less than $0.1 million in the thirteen and twenty-six weeks ended September 24, 2016 and were recorded as property and equipment, net on the condensed consolidated balance sheet. There were no costs incurred with this vendor in the prior year period.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and twenty-six weeks ended September 24, 2016 and September 26, 2015 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 24,	September 26,	September 24,	September 26,
(in thousands, except per share data)	2016	2015	2016	2015
Net income /(loss)	$479	$(3,343)	$1,103	(1,072)

Weighted average basic shares outstanding	26,427	26,159	26,400	26,012
Dilutive effect of options and restricted stock	470	—	336	—
Weighted average diluted shares outstanding	26,897	26,159	26,736	26,012

Basic earnings/(loss) per share	$0.02	$(0.13)	$0.04	$(0.04)
Diluted earnings/(loss) per share	$0.02	$(0.13)	$0.04	$(0.04)

Options to purchase 713,748 shares and 2,528,603 shares of common stock were outstanding during the thirteen weeks ended September 24, 2016 and September 26, 2015, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase 1,220,740 shares and 2,528,603 shares of common stock were outstanding during the twenty-six weeks ended September 24, 2016 and September 26, 2015, respectively, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

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

Overview

Management believes that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of September 24, 2016, we operated 212 stores in 29 states, as well as an e-commerce channel, consisting of www.bootbarn.com and www.sheplers.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 24,	September 26,	September 24,	September 26,
(dollars in thousands)	2016	2015	2016	2015
Condensed Consolidated Statements of Operations Data (Unaudited):
Net sales	$133,969	$129,712	$267,382	$225,712
Cost of goods sold	97,523	94,064	190,187	159,285
Amortization of inventory fair value adjustment	—	(225)	—	(225)
Total cost of goods sold	97,523	93,839	190,187	159,060
Gross profit	36,446	35,873	77,195	66,652
Operating expenses:
Selling, general and administrative expenses	32,003	36,284	68,302	61,337
Acquisition-related expenses	—	—	—	891
Total operating expenses	32,003	36,284	68,302	62,228
Income/(loss) from operations	4,443	(411)	8,893	4,424
Interest expense, net	3,651	5,003	7,211	5,794
Income/(loss) before income taxes	792	(5,414)	1,682	(1,370)
Income tax expense/(benefit)	313	(2,071)	579	(298)
Net income/(loss)	$479	$(3,343)	$1,103	$(1,072)

Percentage of Net Sales (Unaudited):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.8%	72.5%	71.1%	70.6%
Amortization of inventory fair value adjustment	—%	(0.2)%	—%	(0.1)%
Total cost of goods sold	72.8%	72.3%	71.1%	70.5%
Gross profit	27.2%	27.7%	28.9%	29.5%
Operating expenses:
Selling, general and administrative expenses	23.9%	28.0%	25.5%	27.2%
Acquisition-related expenses	—%	—%	—%	0.4%
Total operating expenses	23.9%	28.0%	25.5%	27.6%
Income/(loss) from operations	3.3%	(0.3)%	3.4%	1.9%
Interest expense, net	2.7%	3.9%	2.7%	2.6%
Income/(loss) before income taxes	0.6%	(4.2)%	0.7%	(0.7)%
Income tax expense/(benefit)	0.2%	(1.6)%	0.2%	(0.1)%
Net income/(loss)	0.4%	(2.6)%	0.5%	(0.6)%

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 24,	September 26,	September 24,	September 26,
(in thousands)	2016	2015	2016	2015
EBITDA Reconciliation (Unaudited):
Net income/(loss)	$479	$(3,343)	$1,103	$(1,072)
Income tax expense/(benefit)	313	(2,071)	579	(298)
Interest expense, net	3,651	5,003	7,211	5,794
Depreciation and intangible asset amortization	4,017	3,292	8,096	5,929
EBITDA	8,460	2,881	16,989	10,353
Non-cash stock-based compensation(a)	750	730	1,506	1,382
Non-cash accrual for future award redemptions(b)	133	88	175	(160)
Acquisition-related expenses(c)	—	—	—	891
Acquisition-related integration costs (d)	—	5,368	—	5,368
Amortization of inventory fair value adjustment (e)	—	(225)	—	(225)
Loss on disposal of assets and contract termination costs(f)	126	1,042	185	1,053
Adjusted EBITDA	$9,469	$9,884	$18,855	$18,662

(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Includes direct costs and fees related to the Sheplers Acquisition.
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

(e)	Represents the amortization of purchase-accounting adjustments that decreased the value of inventory acquired to its fair value.
(f)	Represents loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Selected Store Data (Unaudited):
Same Store Sales growth	1.8%	0.1%	1.1%	2.4%
Stores operating at end of period	212	201	212	201
Total retail store square footage, end of period (in thousands)	2,426	2,420	2,426	2,420
Average store square footage, end of period	11,445	12,041	11,445	12,041
Average net sales per store (in thousands)	$527	$553	$1,053	$1,010

Thirteen Weeks Ended September 24, 2016 Compared to Thirteen Weeks Ended September 26, 2015

Net sales. Net sales increased $4.3 million, or 3.3%, to $134.0 million for the thirteen weeks ended September 24, 2016 from $129.7 million for the thirteen weeks ended September 26, 2015. The increase in net sales was the result of 13 new stores opened between the beginning of the third quarter of fiscal 2016 and the end of the second quarter of fiscal

2017 and an increase of 1.8% in consolidated same store sales during the thirteen weeks ended September 24, 2016. This consolidated same store sales growth was partially offset by the closure of eight stores over the last 15 months, including six low-volume Sheplers stores.

Gross profit. Gross profit increased $0.5 million, or 1.6%, to $36.4 million for the thirteen weeks ended September 24, 2016 from $35.9 million for the thirteen weeks ended September 26, 2015. The gross profit increase was primarily attributable to acquisition-related integration costs of $2.3 million incurred in the prior-year period and an increase in sales in the current year. As a percentage of net sales, gross profit was 27.2% and 27.7% for the thirteen weeks ended September 24, 2016 and September 26, 2015, respectively. The decline in gross profit rate compared to the prior year resulted primarily from increases in store occupancy costs associated with the 13 new stores opened during the last 12 months and additional depreciation expense from the rebranded Sheplers stores that was not included in the prior-year period. Also contributing to the decline in gross profit rate was an 80 basis point decline in the merchandise margin rate, resulting from higher loyalty rewards redemption, shrink, and aged inventory provision.

Selling, general and administrative expenses. SG&A expenses decreased $4.3 million, or 11.8%, to $32.0 million for the thirteen weeks ended September 24, 2016 from $36.3 million for the thirteen weeks ended September 26, 2015. As a percentage of net sales, SG&A was 23.9% and 28.0% for the thirteen weeks ended September 24, 2016 and September 26, 2015, respectively. The decrease is primarily due to acquisition-related integration costs and loss on disposal of assets incurred in the thirteen weeks ended September 26, 2015 that were not incurred in the thirteen weeks ended September 24, 2016 and improved expense control and a benefit from legal and contract settlements in the thirteen weeks ended September 24, 2016.

Income/(loss) from operations. Income from operations for the thirteen weeks ended September 24, 2016 totaled $4.4 million, an increase of $4.8 million from a loss from operations of $0.4 million for the thirteen weeks ended September 26, 2015. As a percentage of net sales, income from operations was 3.3% for the thirteen weeks ended September 24, 2016, compared to a loss from operations as a percentage of net sales of 0.3% for the thirteen weeks ended September 26, 2015. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, decreased 27.0% or $1.3 million, to $3.7 million for the thirteen weeks ended September 24, 2016 from $5.0 million for the thirteen weeks ended September 26, 2015. The decrease in interest expense, net was due to the $1.4 million write off of debt issuance costs and debt discounts in the thirteen weeks ended September 26, 2015 that did not occur in the thirteen weeks ended September 24, 2016.

Income tax expense. Income tax expense increased $2.4 million, to $0.3 million for the thirteen weeks ended September 24, 2016 from a $2.1 million income tax benefit for the thirteen weeks ended September 26, 2015. The increase in our income tax expense results from the $6.2 million increase in income before income taxes and a higher tax rate for the thirteen weeks ended September 24, 2016 as compared to the thirteen weeks ended September 26, 2015. Our effective tax rate was 39.5% and 38.3% for the thirteen weeks ended September 24, 2016 and September 26, 2015, respectively. The effective tax rate for the thirteen weeks ended September 24, 2016 is higher than the comparable period in fiscal 2016 due to discrete items recognized during the thirteen weeks ended September 26, 2015 that decreased taxes.

Net income/(loss). Net income increased $3.8 million, from a net loss of $3.3 million for the thirteen weeks ended September 26, 2015 to net income of $0.5 million for the thirteen weeks ended September 24, 2016. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA decreased $0.4 million, or 4.2%, to $9.5 million for the thirteen weeks ended September 24, 2016 from $9.9 million for the thirteen weeks ended September 26, 2015. The decrease was primarily a result of the year-over-year decline in gross profit when adjusting gross profit for acquisition-related integration costs of $2.3 million in the thirteen weeks ended September 26, 2015.

Twenty-Six Weeks Ended September 24, 2016 Compared to Twenty-Six Weeks Ended September 26, 2015

Net sales. Net sales increased $41.7 million, or 18.5%, to $267.4 million for the twenty-six weeks ended September 24, 2016 from $225.7 million for the twenty-six weeks ended September 26, 2015. Net sales increased due to six months of sales contributions from Sheplers (compared to three months in the prior-year period), the opening of 13 new stores between the beginning of the third quarter of fiscal 2016 and the end of the second quarter of fiscal 2017 and a 1.1% increase in consolidated same store sales. This consolidated same store sales growth was partially offset by the closure of eight stores during the last 15 months, including six low-volume Sheplers stores.

Gross profit. Gross profit increased $10.5 million, or 15.8%, to $77.2 million for the twenty-six weeks ended September 24, 2016 from $66.7 million for the twenty-six weeks ended September 26, 2015. The gross profit increase was a result of increased sales, the opening of 13 new stores and the acquisition-related integration costs of $2.3 million incurred in the prior year period that were not incurred in the twenty-six weeks ended September 24, 2016. As a percentage of net sales, gross profit was 28.9% and 29.5% for the twenty-six weeks ended September 24, 2016 and September 26, 2015, respectively. The decline in gross profit rate was primarily driven by the addition of six months of historically lower-margin Sheplers sales (compared to three months in the prior-year period).

Selling, general and administrative expenses. SG&A expenses increased $7.0 million, or 11.4%, to $68.3 million for the twenty-six weeks ended September 24, 2016 from $61.3 million for the twenty-six weeks ended September 26, 2015. As a percentage of net sales, SG&A was 25.5% and 27.2% for the twenty-six weeks ended September 24, 2016 and September 26, 2015, respectively. The decrease in rate is primarily due to acquisition-related integration costs, and loss on disposal of assets incurred in the twenty-six weeks ended September 26, 2015 that were not incurred in the twenty-six weeks ended September 24, 2016.

Income from operations. Income from operations increased $4.5 million to $8.9 million for the twenty-six weeks ended September 24, 2016 from $4.4 million for the twenty-six weeks ended September 26, 2015. As a percentage of net sales, income from operations was 3.3% and 2.0% for the twenty-six weeks ended September 24, 2016 and September 26, 2015, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, increased $1.4 million, or 24.5%, to $7.2 million for the twenty-six weeks ended September 24, 2016 from $5.8 million for the twenty-six weeks ended September 26, 2015. The increase in interest expense, net was primarily the result of six months of higher outstanding debt and interest rates associated with the refinanced debt as compared to three months in the twenty-six weeks ended September 26, 2015, partially offset by a $1.4 million write-off of debt issuance costs and debt discount incurred in the prior year period.

Income tax expense/(benefit). Income tax expense increased $0.9 million, to $0.6 million for the twenty-six weeks ended September 24, 2016 from a $0.3 million income tax benefit for the twenty-six weeks ended September 26, 2015. The increase in our income tax expense results from a higher tax rate and the $3.1 million increase in income before income taxes for the twenty-six weeks ended September 24, 2016 as compared to the twenty-six weeks ended September 26, 2015. Our effective tax rate was 34.4% and 21.8% for the twenty-six weeks ended September 24, 2016 and September 26, 2015, respectively. The effective tax rate for the twenty-six weeks ended September 24, 2016 is higher than the comparable period in fiscal 2016 due to discrete items recognized during the twenty-six weeks ended September 26, 2015 that decreased taxes.

Net income/(loss). Net income increased $2.2 million, from a net loss of $1.1 million for the twenty-six weeks ended September 26, 2015 to net income of $1.1 million for the twenty-six weeks ended September 24, 2016. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased $0.2 million, or 1.0%, to $18.9 million for the twenty-six weeks ended September 24, 2016 from $18.7 million for the twenty-six weeks ended September 26, 2015. The increase was primarily the result of six months of Sheplers results as compared to three months in the prior-year period and the opening of 13 new stores.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we increase our inventory in advance of the Christmas shopping season. Our cash provided by operations increased in the twenty-six weeks ended September 24, 2016 as compared to cash used in operations in the twenty-six weeks ended September 26, 2015, primarily as a result of a $2.2 million increase in net income over the prior-year period, which reflects the change in net income after a $2.3 million increase in depreciation expense from the remodeling of the Sheplers stores beginning in the third quarter of fiscal 2016, the 13 new stores added in the last twelve months, and other capital expenditures. Additionally, there was $3.6 million of cash provided from inventories due to a reduction in purchases year-over-year.

During the twenty-six weeks ended September 24, 2016, we used $10.5 million in investing activities, primarily associated with capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and the relocation of the Store Support Center in Irvine, California. We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2017 will be between approximately $13.0 million and $15.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Total interest expense incurred in the thirteen weeks ended September 26, 2015 on the February 2015 Wells Fargo Credit Facility was $0.8 million and the weighted average interest rate at September 26, 2015 was 4.09%.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%.  The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability.  For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%.  We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.  The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date. The amount outstanding under the June 2015 Wells Fargo Revolver as of September 24, 2016 and March 26, 2016 was $57.0 million and $48.8 million, respectively. Total interest expense incurred in the thirteen and twenty-six weeks ended September 24, 2016 on the June 2015 Wells Fargo Revolver was $0.4 million and $0.7 million, respectively, and the weighted average interest rate for the quarter ended September 24, 2016 was 1.8%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due for each quarter. Total interest expense incurred in the thirteen and twenty-six weeks ended September 24, 2016 on the 2015 Golub Term Loan was $2.7 million and $5.5 million, respectively, and the weighted average interest rate for the quarter ended September 24, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.  The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio as of September 24, 2016 of 4.75:1.00. As provided for in the 2015 Golub Term Loan, this ratio steps down to 4.50:1.00 as of December 24, 2016, 4.25:1.00 as of April 1, 2017, and 4.00:1:00 as of September 30, 2017 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of September 24, 2016, the fair value of these embedded derivatives was estimated and was not significant.

As of September 24, 2016, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $11.1 million as of September 24, 2016 compared to $7.2 million as of March 26, 2016.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
	September 24,	September 26,
(in thousands)	2016	2015
Net cash provided by/(used in):
Operating activities	$6,676	$(4,382)
Investing activities	(10,481)	(166,236)
Financing activities	7,673	176,628
Net increase in cash	$3,868	$6,010

Operating Activities

Net cash provided by operating activities was $6.7 million for the twenty-six weeks ended September 24, 2016. The significant components of cash flows provided by operating activities were net income of $1.1 million, the add-back of non-cash depreciation and amortization expense of $8.1 million, stock-based compensation expense of $1.5 million, and amortization of debt issuance fees and debt discount of $0.6 million. Other liabilities, accounts payable and accrued expenses and other current liabilities increased by $10.6 million due to the timing of payments. These increases were partially offset by an increase in inventories of $14.4 million due to the growth of the company and an increase in prepaid expenses and other current assets of $1.7 million due to the timing of payments.

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

Investing Activities

Net cash used in investing activities was $10.5 million for the twenty-six weeks ended September 24, 2016, which was attributable to purchases of property and equipment during the period.

Net cash used in investing activities was $166.2 million for the twenty-six weeks ended September 26, 2015, which represents the acquisition of the Sheplers business, net of cash acquired for $146.5 million and purchases of property and equipment for $19.7 million during the period as well as.

Financing Activities

Net cash provided by financing activities was $7.7 million for the twenty-six weeks ended September 24, 2016. We increased our line of credit borrowings by $8.2 million and repaid $1.2 million on our debt and capital lease obligations during the period. We also received $0.7 million from the exercise of stock options.

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

Contractual Obligations

During the thirteen and twenty-six weeks ended September 24, 2016, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2016 10-K, other than those which occur in the normal course of business.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of September 24, 2016, we had $57.0 million in outstanding borrowings under the June 2015 Wells Fargo Revolver and $197.5 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of September 24, 2016 would be approximately $2.5 million.

As of September 24, 2016, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2016 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 24, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 24, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 24, 2016, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

Boot Barn Holdings, Inc.

Date: October 27, 2016	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2016	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.