Form 10-Q
period 2016-12-24
Boot Barn Holdings, Inc.
filed 2017-02-01
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 24, 2016

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

As of January 31, 2017, the registrant had 26,544,712 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Thirty-Nine Weeks Ended December 24, 2016

Part 1. Financial Information

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 24,	March 26,
	2016	2016

Assets
Current assets:
Cash and cash equivalents	$31,209	$7,195
Accounts receivable, net	6,553	4,131
Inventories	180,032	176,335
Prepaid expenses and other current assets	16,733	15,558
Total current assets	234,527	203,219
Property and equipment, net	82,353	76,076
Goodwill	193,095	193,095
Intangible assets, net	63,246	64,861
Other assets	925	2,075
Total assets	$574,146	$539,326
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$23,020	$48,815
Accounts payable	89,496	66,553
Accrued expenses and other current liabilities	48,701	35,896
Current portion of notes payable, net of unamortized debt issuance costs	1,042	1,035
Total current liabilities	162,259	152,299
Deferred taxes	19,067	12,255
Long-term portion of notes payable, net of unamortized debt issuance costs	191,783	192,579
Capital lease obligations	7,941	8,272
Other liabilities	16,605	12,431
Total liabilities	397,655	377,836

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; December 24, 2016 - 100,000 shares authorized, 26,557 shares issued; March 26, 2016 - 100,000 shares authorized, 26,354 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	141,340	137,893
Retained earnings	35,203	23,594
Less: Common stock held in treasury, at cost, 12 and 4 shares at December 24, 2016 and March 26, 2016, respectively	(55)	—
Total stockholders’ equity	176,491	161,490
Total liabilities and stockholders’ equity	$574,146	$539,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015

Net sales	$199,431	$193,842	$466,813	$419,554
Cost of goods sold	136,068	129,891	326,255	289,176
Amortization of inventory fair value adjustment	—	(228)	—	(453)
Total cost of goods sold	136,068	129,663	326,255	288,723
Gross profit	63,363	64,179	140,558	130,831
Operating expenses:
Selling, general and administrative expenses	42,500	43,986	110,803	105,323
Acquisition-related expenses	—	—	—	891
Total operating expenses	42,500	43,986	110,803	106,214
Income from operations	20,863	20,193	29,755	24,617
Interest expense, net	3,637	3,553	10,848	9,347
Income before income taxes	17,226	16,640	18,907	15,270
Income tax expense	6,719	6,712	7,298	6,414
Net income	$10,507	$9,928	$11,609	$8,856

Earnings per share:
Basic shares	$0.40	$0.38	$0.44	$0.34
Diluted shares	$0.39	$0.37	$0.43	$0.33
Weighted average shares outstanding:
Basic shares	26,495	26,326	26,432	26,116
Diluted shares	27,165	26,871	26,891	27,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2016	26,354	$3	$137,893	$23,594	(4)	$—	$161,490
Net income	—	—	—	11,609	—	—	11,609
Issuance of common stock related to stock-based compensation	203	—	1,180	—	(3)	—	1,180
Tax withholding for net share settlement	—	—	—	—	(5)	(55)	(55)
Excess tax benefit related to stock-based compensation	—	—	7	—	—	—	7
Stock-based compensation expense	—	—	2,260	—	—	—	2,260
Balance at December 24, 2016	26,557	$3	$141,340	$35,203	(12)	$(55)	$176,491

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2015	25,824	$3	$128,693	$13,726	—	$—	$142,422
Net income	—	—	—	8,856	—	—	8,856
Stock options exercised	529	—	2,698	—	—	—	2,698
Shares forfeited, held in treasury	—	—	—	—	(3)	—	—
Excess tax benefit related to stock-based compensation	—	—	3,701	—	—	—	3,701
Stock-based compensation expense	—	—	2,143	—	—	—	2,143
Balance at December 26, 2015	26,353	$3	$137,235	$22,582	(3)	$—	$159,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 24,	December 26,
	2016	2015

Cash flows from operating activities
Net income	$11,609	$8,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,688	7,670
Stock-based compensation	2,260	2,143
Excess tax benefit	(7)	(3,701)
Amortization of intangible assets	1,615	1,852
Amortization and write-off of debt issuance fees and debt discount	843	1,991
Loss on disposal of property and equipment	163	237
Accretion of above market leases	(33)	54
Deferred taxes	3,256	(1,060)
Amortization of inventory fair value adjustment	—	(453)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,422)	(77)
Inventories	(3,697)	(13,859)
Prepaid expenses and other current assets	2,256	9,057
Other assets	1,150	(1,550)
Accounts payable	23,513	23,053
Accrued expenses and other current liabilities	12,762	17,068
Other liabilities	4,207	4,387
Net cash provided by operating activities	$68,163	$55,668
Cash flows from investing activities
Purchases of property and equipment	(17,698)	(30,094)
Acquisition of business, net of cash acquired	—	(146,541)
Net cash used in investing activities	$(17,698)	$(176,635)
Cash flows from financing activities
Borrowings/(payments) on line of credit - net	$(25,795)	$13,807
Proceeds from loan borrowings	—	200,938
Repayments on debt and capital lease obligations	(1,788)	(77,298)
Debt issuance fees	—	(6,487)
Tax withholding payments for net share settlement	(55)	—
Excess tax benefit from stock options	7	3,701
Proceeds from the exercise of stock options	1,180	2,698
Net cash (used in)/provided by financing activities	$(26,451)	$137,359
Net increase in cash and cash equivalents	24,014	16,392
Cash and cash equivalents, beginning of period	7,195	1,448
Cash and cash equivalents, end of period	$31,209	$17,840

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,389	$2,901
Cash paid for interest	$10,014	$7,044
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,422	$2,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”), was formed on November 17, 2011, and is incorporated in the State of Delaware. As of June 8, 2014, the Company held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. On June 9, 2014, WW Holding Corporation was merged with and into the Company and then Boot Barn Holding Corporation was merged with and into the Company (“Reorganization”). As a result of this Reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of the Company. On June 10, 2014, the legal name of the Company was changed from WW Top Investment Corporation to Boot Barn Holdings, Inc. The equity of the Company consists of 100,000,000 authorized shares and 26,556,712 issued and 26,544,712 outstanding shares of common stock as of December 24, 2016. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 219 stores in 31 states as of December 24, 2016 and 208 stores in 29 states as of March 26, 2016. As of December 24, 2016, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended December 24, 2016 and December 26, 2015 are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”) and Boot Barn International (Hong Kong) Limited (“Hong Kong”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Inventories

Inventory consists primarily of purchased merchandise and is valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and includes the cost of merchandise and import related costs, including freight, duty and agent commissions. The Company assesses the recoverability of inventory through a periodic review of historical usage and present demand. When the inventory on hand exceeds the foreseeable demand, the value of inventory that, at the time of the review, is not expected to be sold is written down to its estimated net realizable value.

The Company recorded a fair value adjustment of $0.2 million and $0.5 million in the thirteen and thirty-nine weeks ended December 26, 2015, respectively, to reflect the acquired cost of inventory related to its acquisition of Sheplers. The amount was amortized over the period that the related inventory was sold. The amortization of inventory costs was zero for the thirteen and thirty-nine weeks ended December 24, 2016.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of December 24, 2016.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This update is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this new standard beginning in the thirteen weeks ended December 24, 2016. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company incurred $0.9 million of acquisition-related costs in fiscal 2016 related to the acquisition of Sheplers, which are recorded in “Acquisition-related expenses” in the condensed consolidated statements of operations for the thirty-nine weeks ended December 26, 2015.

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

Thirty-Nine Weeks Ended
December 26,
2015
(in thousands)
As adjusted net sales	$452,486
As adjusted net income	$5,414

4.  Intangible Assets, Net

Net intangible assets as of December 24, 2016 and March 26, 2016 consisted of the following:

	December 24, 2016
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$7,788	$(7,180)	$608	4.9
Non-compete agreements	1,290	(1,163)	127	4.9
Below-market leases	5,248	(2,114)	3,134	9.0
Total definite lived	14,326	(10,457)	3,869
Trademarks—indefinite lived	59,377	—	59,377
Total intangible assets	$73,703	$(10,457)	$63,246

	March 26, 2016
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$7,788	$(6,172)	$1,616	4.9
Non-compete agreements	1,290	(968)	322	4.9
Below-market leases	5,248	(1,702)	3,546	9.4
Total definite lived	14,326	(8,842)	5,484
Trademarks—indefinite lived	59,377	—	59,377
Total intangible assets	$73,703	$(8,842)	$64,861

Amortization expense for intangible assets totaled $0.5 million for the thirteen weeks ended December 24, 2016 and $0.6 million for the thirteen weeks ended December 26, 2015, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled $1.6 million for the thirty-nine weeks ended December 24, 2016 and $1.9 million for the thirty-nine weeks ended December 26, 2015, and is included in selling, general and administrative expenses.

As of December 24, 2016, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2017	$409
2018	966
2019	500
2020	388
2021	314
Thereafter	1,292
Total	$3,869

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. As of December 24, 2016, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date. The amount outstanding under the June 2015 Wells Fargo Revolver as of December 24, 2016 and March 26, 2016 was $23.0 million and $48.8 million, respectively. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 24, 2016 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.1 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 24, 2016 was 2.0%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 24, 2016 on the 2015 Golub Term Loan was $2.7 million and $8.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 24, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio as of December 24, 2016 of 4.50:1.00. As provided for in the 2015 Golub Term Loan, this ratio steps down to 4.25:1.00 as of April 1, 2017 and 4.00:1:00 as of September 30, 2017 and for all subsequent periods. As of December 24, 2016, the Company was in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 24, 2016, the fair value of these embedded derivatives was estimated and was not significant.

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

Debt issuance costs totaling $0.9 million were incurred under the June 2015 Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total debt issuance costs were $0.6 million and $0.8 million as of December 24, 2016 and March 26, 2016, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $5.6 million were incurred under the 2015 Golub Term Loan and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheets. Total debt issuance costs and debt discount were $4.2 million and $4.9 million as of December 24, 2016 and March 26, 2016, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	December 24,	March 26,
(in thousands)	2016	2016
Term Loan	$197,000	$198,500
Unamortized value of the debt issuance costs and debt discount	(4,175)	(4,886)
Net carrying value	$192,825	$193,614

Total amortization expense of $0.3 million and $0.8 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen and thirty-nine weeks ended December 24, 2016, respectively.

Total amortization expense of $0.3 million and $0.6 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen and thirty-nine weeks ended December 26, 2015, respectively.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of December 24, 2016 are as follows:

Fiscal Year	(in thousands)
2017	$500
2018	2,000
2019	2,000
2020	2,000
2021	2,000
Thereafter	188,500
Total	$197,000

6.  Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of December 24, 2016, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of December 24, 2016, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors. Restricted stock units vest over service periods of one or five years, as determined by the Compensation Committee of the Board of Directors.

Non-Qualified Stock Options

During the thirteen weeks ended December 24, 2016, the Company did not grant options to purchase shares under the 2014 Plan.

During the thirty-nine weeks ended December 24, 2016, the Company granted certain members of management options to purchase a total of 560,892 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirty-nine weeks ended December 24, 2016 was $1.5 million, with grant date fair values ranging from $2.50 to $2.95 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $7.11 and $8.38 per share.

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

The fair values of stock options granted during the thirteen and thirty-nine weeks ended December 24, 2016 and December 26, 2015 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 24,	December 26,	December 24,				December 26,
	2016	2015	2016				2015
Expected option term(1)	N/A	N/A			5.5	years			5.5	years
Expected volatility factor(2)	N/A	N/A	35.8%	-	36.0%		33.3%	-	37.1%
Risk-free interest rate(3)	N/A	N/A	1.38%	-	1.43%		1.6%	-	2.0%
Expected annual dividend yield	N/A	N/A			0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.

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

The following table summarizes the stock award activity for the thirty-nine weeks ended December 24, 2016:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 26, 2016	2,447,133	$9.87
Granted	560,892	$7.38
Exercised	(194,677)	$6.06		$1,133
Cancelled, forfeited or expired	(252,994)	$13.23
Outstanding at December 24, 2016	2,560,354	$9.28	6.2	$12,288
Vested and expected to vest after December 24, 2016	2,560,354	$9.28	6.2	$12,288
Exercisable at December 24, 2016	1,206,524	$7.85	5.7	$6,483

A summary of the status of non-vested stock options as of December 24, 2016 including changes during the thirty-nine weeks ended December 24, 2016 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 26, 2016	1,335,103	$5.82
Granted	560,892	$2.60
Vested	(330,369)	$5.46
Nonvested shares forfeited	(211,796)	$6.17
Nonvested at December 24, 2016	1,353,830	$4.52

Restricted Stock

During the thirteen weeks ended December 24, 2016, the Company did not grant any restricted stock units. During the thirty-nine weeks ended December 24, 2016, the Company granted 136,732 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirty-nine weeks ended December 24, 2016 totaled $1.1 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $0.8 million for both the thirteen weeks ended December 24, 2016 and December 26, 2015. Stock-based compensation expense was $2.3 million and $2.1 million for the thirty-nine weeks ended December 24, 2016 and December 26, 2015, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the thirteen weeks ended December 24, 2016 and December 26, 2015, respectively. Stock-based compensation expense of $0.4 million and $0.3 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the thirty-nine weeks ended December 24, 2016 and December 26, 2015, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of December 24, 2016, there was $4.7 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.93 years. As of December 24, 2016, there was $2.0 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 3.73 years.

7.  Commitments and Contingencies

The Company is involved, from time to time, in litigation that is incidental to its business. The Company has reviewed these matters to determine if reserves are required for losses that are probable and reasonable to estimate in accordance with FASB ASC Topic 450, Contingencies. The Company evaluates such reserves, if any, based upon several criteria, including the merits of each claim, settlement discussions and advice from outside legal counsel, as well as indemnification of amounts expended by the Company’s insurers or others pursuant to indemnification policies or agreements, if any.

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. At present, the Company cannot reasonably estimate the loss that may arise from this matter, but has recorded as of December 24, 2016 an amount for the estimated probable loss, which is not material to the condensed consolidated financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

8.  Capital Leases and Financing Transactions

As of December 24, 2016, the Company had non-cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of December 24, 2016 totals $0.9 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition.  On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease has a 20-year term expiring in 2027 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of December 24, 2016 totals $7.5 million.

The total liability under capital lease and financing transactions as of December 24, 2016 is $8.4 million and is included as capital lease obligations in the condensed consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The interest rates range from 6.1% to 11.1%.

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	December 24,	March 26,
(in thousands)	2016	2016
Buildings	$7,588	$7,588
Land	2,530	2,530
Site improvements	410	410
Equipment	63	63
Property and equipment, gross	10,591	10,591
Less: accumulated depreciation	(1,088)	(551)
Property and equipment, net	$9,503	$10,040

As of December 24, 2016, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)
2017	319
2018	1,273
2019	1,296
2020	1,307
2021	1,331
Thereafter	8,213
Total	13,739
Less: Imputed interest	(5,378)
Present value of capital leases and financing transaction	8,361
Less: Current capital leases and financing transaction	(420)
Noncurrent capital leases and financing transaction	$7,941

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

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The income tax rate was 39.0% and 40.3% for the thirteen weeks ended December 24, 2016 and December 26, 2015, respectively, and 38.6% and 42.0% for the thirty-nine weeks ended December 24, 2016 and December 26, 2015, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended December 24, 2016 is lower than the comparable periods in fiscal 2016 due to discrete items recognized during the periods presented. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 24, 2016 and March 26, 2016, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At December 24, 2016, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10.  Related Party Transactions

During the thirteen and thirty-nine weeks ended December 24, 2016, the Company had capital expenditures with a specialty retail vendor in the flooring market that as of December 24, 2016 is 30.3% owned by Freeman Spogli, our majority stockholder. These capital expenditures amounted to less than $0.1 million and $0.2 million in the thirteen and thirty-nine weeks ended December 24, 2016, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheet. There were no costs incurred with this vendor in the prior year period.

11.  Earnings Per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards, are assumed to be used by the Company to purchase the shares of common stock at the average market price during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and thirty-nine weeks ended December 24, 2016 and December 26, 2015 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 24,	December 26,	December 24,	December 26,
(in thousands, except per share data)	2016	2015	2016	2015
Net income	$10,507	$9,928	$11,609	8,856

Weighted average basic shares outstanding	26,495	26,326	26,432	26,116
Dilutive effect of options and restricted stock	670	545	459	887
Weighted average diluted shares outstanding	27,165	26,871	26,891	27,003

Basic earnings per share	$0.40	$0.38	$0.44	$0.34
Diluted earnings per share	$0.39	$0.37	$0.43	$0.33

Options to purchase 390,087 shares and 592,303 shares of common stock were outstanding during the thirteen weeks ended December 24, 2016 and December 26, 2015, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase 694,972 shares and 355,153 shares of common stock were outstanding during the thirty-nine weeks ended December 24, 2016 and December 26, 2015, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of December 24, 2016, we operated 219 stores in 31 states, as well as an e-commerce channel, consisting of www.bootbarn.com and www.sheplers.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays, weather patterns, rodeos and country concerts. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately larger operating income than the other quarters of our fiscal year. However, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and unusual or non-recurring costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition-related integration costs, amortization of inventory fair value adjustment, loss/(gain) on disposal of assets and contract termination costs and SEC filing costs. See “Results of Operations” below for a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA (or some variations thereof) for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measures.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 24,	December 26,	December 24,	December 26,
(dollars in thousands)	2016	2015	2016	2015
Condensed Consolidated Statements of Operations Data (Unaudited):
Net sales	$199,431	$193,842	$466,813	$419,554
Cost of goods sold	136,068	129,891	326,255	289,176
Amortization of inventory fair value adjustment	—	(228)	—	(453)
Total cost of goods sold	136,068	129,663	326,255	288,723
Gross profit	63,363	64,179	140,558	130,831
Operating expenses:
Selling, general and administrative expenses	42,500	43,986	110,803	105,323
Acquisition-related expenses	—	—	—	891
Total operating expenses	42,500	43,986	110,803	106,214
Income from operations	20,863	20,193	29,755	24,617
Interest expense, net	3,637	3,553	10,848	9,347
Income before income taxes	17,226	16,640	18,907	15,270
Income tax expense	6,719	6,712	7,298	6,414
Net income	$10,507	$9,928	$11,609	$8,856

Percentage of Net Sales (Unaudited):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.2%	67.0%	69.9%	68.9%
Amortization of inventory fair value adjustment	—%	(0.1)%	—%	(0.1)%
Total cost of goods sold	68.2%	66.9%	69.9%	68.8%
Gross profit	31.8%	33.1%	30.1%	31.2%
Operating expenses:
Selling, general and administrative expenses	21.3%	22.7%	23.7%	25.1%
Acquisition-related expenses	—%	—%	—%	0.2%
Total operating expenses	21.3%	22.7%	23.7%	25.3%
Income from operations	10.5%	10.4%	6.4%	5.9%
Interest expense, net	1.8%	1.8%	2.3%	2.2%
Income before income taxes	8.7%	8.6%	4.1%	3.7%
Income tax expense	3.4%	3.5%	1.6%	1.5%
Net income	5.3%	5.1%	2.5%	2.2%

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 24,	December 26,	December 24,	December 26,
(in thousands)	2016	2015	2016	2015
EBITDA Reconciliation (Unaudited):
Net income	$10,507	$9,928	$11,609	$8,856
Income tax expense	6,719	6,712	7,298	6,414
Interest expense, net	3,637	3,553	10,848	9,347
Depreciation and intangible asset amortization	4,207	3,593	12,303	9,522
EBITDA	25,070	23,786	42,058	34,139
Non-cash stock-based compensation(a)	754	761	2,260	2,143
Non-cash accrual for future award redemptions(b)	399	961	574	801
Acquisition-related expenses(c)	—	—	—	891
Acquisition-related integration costs (d)	—	3,153	—	8,521
Amortization of inventory fair value adjustment (e)	—	(228)	—	(453)
(Gain)/Loss on disposal of assets and contract termination costs(f)	(22)	53	163	1,106
SEC filing costs(g)	—	317	—	317
Adjusted EBITDA	$26,201	$28,803	$45,055	$47,465

(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Includes direct costs and fees related to the Sheplers Acquisition.
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

(e)	Represents the amortization of purchase-accounting adjustments that decreased the value of inventory acquired to its fair value.
(f)	Represents (gain)/loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.
(g)	Represents professional fees and expenses incurred in connection with a Form S-1 Registration Statement filed in July 2015 and withdrawn in November 2015.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Selected Store Data (Unaudited):
Same Store Sales growth/(decline)	0.2%	(2.0)%	0.7%	0.3%
Stores operating at end of period	219	206	219	206
Total retail store square footage, end of period (in thousands)	2,494	2,374	2,494	2,374
Average store square footage, end of period	11,389	11,525	11,389	11,525
Average net sales per store (in thousands)	$704	$751	$1,723	$1,738

Thirteen Weeks Ended December 24, 2016 Compared to Thirteen Weeks Ended December 26, 2015

Net sales. Net sales increased $5.6 million, or 2.9%, to $199.4 million for the thirteen weeks ended December 24, 2016 from $193.8 million for the thirteen weeks ended December 26, 2015. The increase in net sales was the result of 14 new stores opened between the beginning of the fourth quarter of fiscal 2016 and the end of the third quarter of fiscal 2017 and an increase of 0.2% in consolidated same store sales during the thirteen weeks ended December 24, 2016. This consolidated same store sales growth was partially offset by the planned closure of one Sheplers store and the closure of one Boot Barn store over the last twelve months.

Gross profit. Gross profit decreased $0.8 million, or 1.3%, to $63.4 million for the thirteen weeks ended December 24, 2016 from $64.2 million for the thirteen weeks ended December 26, 2015. As a percentage of net sales, gross profit was 31.8% and 33.1% for the thirteen weeks ended December 24, 2016 and December 26, 2015, respectively. The decline in gross profit and gross profit rate compared to the prior year resulted primarily from an increase in store occupancy, more e-commerce sales as a percentage of total sales, increased freight costs, higher redemption in our annual holiday bounce back promotion, and higher shrink.

Selling, general and administrative expenses. SG&A expenses decreased $1.5 million, or 3.4%, to $42.5 million for the thirteen weeks ended December 24, 2016 from $44.0 million for the thirteen weeks ended December 26, 2015. As a percentage of net sales, SG&A was 21.3% and 22.7% for the thirteen weeks ended December 24, 2016 and December 26, 2015, respectively. The decrease is primarily due to acquisition-related integration costs, loss on disposal of assets and SEC filing costs incurred in the thirteen weeks ended December 26, 2015 that were not incurred in the thirteen weeks ended December 24, 2016.

Income from operations. Income from operations for the thirteen weeks ended December 24, 2016 totaled $20.9 million, an increase of $0.7 million from $20.2 million for the thirteen weeks ended December 26, 2015. As a percentage of net sales, income from operations was 10.5% for the thirteen weeks ended December 24, 2016, compared to 10.4% for the thirteen weeks ended December 26, 2015. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, was $3.6 million for both the thirteen weeks ended December 24, 2016 and December 26, 2015.

Income tax expense. Income tax expense was $6.7 million for both the thirteen weeks ended December 24, 2016 and December 26, 2015. Our effective tax rate was 39.0% and 40.3% for the thirteen weeks ended December 24, 2016 and December 26, 2015, respectively. The effective tax rate for the thirteen weeks ended December 24, 2016 is lower than the comparable period in fiscal 2016 due to discrete items recognized during the periods presented.

Net income. Net income increased $0.6 million, from $9.9 million for the thirteen weeks ended December 26, 2015 to $10.5 million for the thirteen weeks ended December 24, 2016. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA decreased $2.6 million, or 9.0%, to $26.2 million for the thirteen weeks ended December 24, 2016 from $28.8 million for the thirteen weeks ended December 26, 2015. The decrease was primarily a result of the year-over-year decline in gross profit and an increase in operating expenses related to increased sales.

Thirty-Nine Weeks Ended December 24, 2016 Compared to Thirty-Nine Weeks Ended December 26, 2015

Net sales. Net sales increased $47.3 million, or 11.3%, to $466.8 million for the thirty-nine weeks ended December 24, 2016 from $419.6 million for the thirty-nine weeks ended December 26, 2015. Net sales increased due to nine months of sales contributions from Sheplers (compared to six months in the prior-year period), the opening of 14 new stores between the beginning of the fourth quarter of fiscal 2016 and the end of the third quarter of fiscal 2017 and a 0.7% increase in consolidated same store sales. This consolidated same store sales growth was partially offset by the planned closure of one Sheplers store and the closure of one Boot Barn store over the last 12 months.

Gross profit. Gross profit increased $9.7 million, or 7.4%, to $140.6 million for the thirty-nine weeks ended December 24, 2016 from $130.8 million for the thirty-nine weeks ended December 26, 2015. The gross profit increase was a result of increased sales, the opening of 14 new stores over the last twelve months, and the acquisition-related integration costs of $1.0 million incurred in the prior year period that were not incurred in the thirty-nine weeks ended December 24, 2016. As a percentage of net sales, gross profit was 30.1% and 31.2% for the thirty-nine weeks ended December 24, 2016 and December 26, 2015, respectively. The decline in gross profit rate was primarily driven by nine months of historically lower-margin Sheplers sales compared to six months in the prior-year period and more e-commerce sales as a percentage of total sales. Also contributing to the decline in gross profit rate was an increase in store occupancy.

Selling, general and administrative expenses. SG&A expenses increased $5.5 million, or 5.2%, to $110.8 million for the thirty-nine weeks ended December 24, 2016 from $105.3 million for the thirty-nine weeks ended December 26, 2015. As a percentage of net sales, SG&A was 23.7% and 25.1% for the thirty-nine weeks ended December 24, 2016 and December 26, 2015, respectively. The increase in SG&A expense was primarily related to nine months of Sheplers operations versus six months in the prior-year period and increases in operations required to support higher sales volume. The decrease in rate is primarily due to acquisition-related integration costs, loss on disposal of assets and SEC filing costs incurred in the thirty-nine weeks ended December 26, 2015 that were not incurred in the thirty-nine weeks ended December 24, 2016.

Income from operations. Income from operations increased $5.1 million to $29.8 million for the thirty-nine weeks ended December 24, 2016 from $24.6 million for the thirty-nine weeks ended December 26, 2015. As a percentage of net sales, income from operations was 6.4% and 5.9% for the thirty-nine weeks ended December 24, 2016 and December 26, 2015, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, increased $1.5 million, or 16.1%, to $10.8 million for the thirty-nine weeks ended December 24, 2016 from $9.3 million for the thirty-nine weeks ended December 26, 2015. The increase in interest expense, net was primarily the result of nine months of higher outstanding debt and interest rates associated with the refinanced debt as compared to six months in the thirty-nine weeks ended December 26, 2015, partially offset by a $1.4 million write-off of debt issuance costs and debt discount incurred in the prior year period.

Income tax expense. Income tax expense increased $0.9 million, to $7.3 million for the thirty-nine weeks ended December 24, 2016 from $6.4 million for the thirty-nine weeks ended December 26, 2015. The increase in our income tax expense results from the $3.6 million increase in income before income taxes for the thirty-nine weeks ended December 24, 2016 as compared to the thirty-nine weeks ended December 26, 2015, partially offset by a reduction in tax rate year over year. Our effective tax rate was 38.6% and 42.0% for the thirty-nine weeks ended December 24, 2016 and December 26, 2015, respectively. The effective tax rate for the thirty-nine weeks ended December 24, 2016 is lower than the comparable period in fiscal 2016 due to discrete items recognized during the periods presented.

Net income. Net income increased $2.8 million, from $8.9 million for the thirty-nine weeks ended December 26, 2015 to $11.6 million for the thirty-nine weeks ended December 24, 2016. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA decreased $2.4 million, or 5.1%, to $45.1 million for the thirty-nine weeks ended December 24, 2016 from $47.5 million for the thirty-nine weeks ended December 26, 2015. The decrease was primarily a result of the year-over-year increase in operating expenses related to nine months of Sheplers operations versus six months in the prior-year period and increases in operations required to support higher sales volume.

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

Our cash provided by operations increased in the thirty-nine weeks ended December 24, 2016 as compared to the thirty-nine weeks ended December 26, 2015, primarily as a result of a decrease in inventory purchases and a $2.8 million increase in net income in the thirty-nine weeks ended December 24, 2016, relative to the thirty-nine weeks ended December 26, 2015.

During the thirty-nine weeks ended December 24, 2016, we used $17.7 million in investing activities, primarily associated with capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and the relocation of the Store Support Center in Irvine, California. We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2017 will be between approximately $17.0 million and $18.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Total interest expense incurred in the thirteen weeks ended December 26, 2015 on the February 2015 Wells Fargo Credit Facility was $0.8 million.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date. The amount outstanding under the June 2015 Wells Fargo Revolver as of December 24, 2016 and March 26, 2016 was $23.0 million and $48.8 million, respectively. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 24, 2016 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.1 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 24, 2016 was 2.0%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due for each quarter. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 24, 2016 on the 2015 Golub Term Loan was $2.7 million and $8.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 24, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.  The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio as of December 24, 2016 of 4.50:1.00. As provided for in the 2015 Golub Term Loan, this ratio steps down to 4.25:1.00 as of April 1, 2017 and 4.00:1:00 as of September 30, 2017 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of December 24, 2016, the fair value of these embedded derivatives was estimated and was not significant.

As of December 24, 2016, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $31.2 million as of December 24, 2016 compared to $7.2 million as of March 26, 2016.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
	December 24,	December 26,
(in thousands)	2016	2015
Net cash provided by/(used in):
Operating activities	$68,163	$55,668
Investing activities	(17,698)	(176,635)
Financing activities	(26,451)	137,359
Net increase in cash	$24,014	$16,392

Operating Activities

Net cash provided by operating activities was $68.2 million for the thirty-nine weeks ended December 24, 2016. The significant components of cash flows provided by operating activities were net income of $11.6 million, the add-back of non-cash depreciation and amortization expense of $12.3 million, stock-based compensation expense of $2.3 million, and amortization of debt issuance fees and debt discount of $0.8 million. Other liabilities, accounts payable and accrued expenses and other current liabilities increased by $40.5 million due to the timing of payments. These increases were partially offset by an increase in inventories of $3.7 million due to the growth of the company.

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

Investing Activities

Net cash used in investing activities was $17.7 million for the thirty-nine weeks ended December 24, 2016, which was attributable to purchases of property and equipment during the period.

Net cash used in investing activities was $176.6 million for the thirty-nine weeks ended December 26, 2015, which was attributable to the Sheplers Acquisition, net of cash acquired for $146.5 million and purchases of property and equipment during the period for $30.1 million.

Financing Activities

Net cash used in financing activities was $26.5 million for the thirty-nine weeks ended December 24, 2016. We reduced our line of credit borrowings by $25.8 million and repaid $1.8 million on our debt and capital lease obligations during the period. We also received $1.2 million from the exercise of stock options.

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

Contractual Obligations

During the thirteen and thirty-nine weeks ended December 24, 2016, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2016 10-K, other than those which occur in the normal course of business.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of December 24, 2016, we had $23.0 million in outstanding borrowings under the June 2015 Wells Fargo Revolver and $197.0 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of December 24, 2016 would be approximately $2.2 million.

As of December 24, 2016, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2016 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 24, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 24, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 24, 2016, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

Boot Barn Holdings, Inc.

Date: February 1, 2017	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2017	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.