Form 10-K
period 2017-04-01
Boot Barn Holdings, Inc.
filed 2017-06-07
CIK 1610250

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $136.1 million. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $.0001 par value, as of June 5, 2017 was 26,587,805.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2017 fiscal year, are incorporated by reference into Part III of this Form 10‑K.

Forward‑Looking Statements

This annual report contains forward‑looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward‑looking statements. Forward‑looking statements refer to our current expectations and projections relating to, by way of example and without limitation, our financial condition, liquidity, profitability, results of operations, margins, plans, objectives, strategies, future performance, business and industry. You can identify forward‑looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “could”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events, but not all forward‑looking statements contain these identifying words. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward‑looking statements. We believe the risks attending any forward‑looking statements include, but are not limited to, those described under “Risk Factors” and include, among other things:

•	risks related to levels of consumer spending and economic conditions;
•	risks related to our ability to maintain and enhance a strong brand image and compete effectively;
•	risks related to conditions in the foreign countries in which our products are manufactured and other risks of international trade;
•	risks related to our growth, including opening new stores in new and existing geographic markets;
•	risks related to our distribution model;
•	risks related to our dependence on third‑party suppliers;
•	risks related to our exclusive product offerings;
•	risks related to retention of our key executive management and other talent required for our business, as well as costs related to wage and benefits;
•	risks related to our indebtedness;
•	risks related to our management information systems;
•	risks relating to our e‑commerce business;
•	risks relating to the seasonality of our business;
•	risks relating to celebrity endorsements of our products;
•	risks related to intellectual property; and
•	litigation costs and the outcomes of litigation.

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

Fiscal Year

We operate on a fiscal calendar that results in a 52‑ or 53‑week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52‑week fiscal year, each quarter includes thirteen weeks of operations; in a 53‑week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2017, fiscal 2016, and fiscal 2015, which represent our fiscal years ended April 1, 2017, March 26, 2016 and March 28, 2015, respectively. Fiscal 2017 was a 53-week period and fiscal 2016 and 2015 were each 52‑week periods.

PART I

Item 1.  Business.

Our Company

We are the largest lifestyle retail chain devoted to western and work‑related footwear, apparel and accessories in the U.S. With 219 stores in 31 states as of April 1, 2017, we have approximately three times as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to grow our store base to 500 domestic locations. Our stores, which are typically freestanding or located in strip centers, average 11,389 square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high‑quality footwear and apparel. We strive to offer an authentic, one‑stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our motto, “Be True”, which communicates the genuine and enduring spirit of the Boot Barn brand.

Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends. Accordingly, approximately 70% of our store inventory is kept in stock through automated replenishment programs. The vast majority of our merchandise both in stores and on bootbarn.com is sold at full price and is not subject to typical inventory markdowns. Sheplers E-commerce, defined below, is more promotional and offers a greater assortment of products at discounted prices. Our boot selection, which comprises approximately one‑third of each store’s selling square footage space, is merchandised on self‑service fixtures with western boots arranged by size and work boots arranged by brand. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market‑leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western‑style jewelry and accessories. Our western assortment includes many of the industry’s most sought‑after brands, such as Ariat,  Dan Post,  Justin,  Lucchese,  Miss Me,  Montana Silversmiths,  Stetson, Resistol and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety‑toe boots and flame‑resistant and high‑visibility clothing. Among the top work brands sold in our stores are Carhartt,  Georgia Boot,  Timberland Pro and Wolverine. Our merchandise is also available on our e‑commerce websites, www.bootbarn.com,  www.sheplers.com and www.countryoutfitter.com.

Boot Barn was founded in 1978 and, over the past 39 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

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

Sheplers Acquisition

On June 29, 2015, we acquired Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc. “Sheplers”), a western lifestyle company with 25 retail locations across the United States and an e-commerce business. We refer to the acquisition as the “Sheplers Acquisition”. We financed the acquisition and refinanced approximately $172 million of our and Sheplers’ existing indebtedness in part with an initial borrowing of $57 million under a new $125 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and a $200 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) is agent. Borrowings under the credit agreements were initially used to pay costs and expenses related to the Sheplers Acquisition and the closing of such credit agreements, and may be used for working capital and other general corporate purposes. Commencing on June 29, 2015, our consolidated financial statements include the financial position, results of operations and cash flows of Sheplers. The purchase price was allocated to assets acquired and liabilities assumed based on their fair values as of the closing date of the Sheplers Acquisition, which resulted in the recognition of goodwill.

Through the Sheplers Acquisition, we added eight new markets, expanded both our Texas (Dallas and San Antonio) and Denver markets, and greatly increased our omni-channel capabilities as Sheplers had a leading e-commerce platform (“Sheplers E-commerce”). We rebranded 19 of the 25 retail stores acquired through the Sheplers Acquisition, and closed six stores during fiscal 2016.

Country Outfitter Asset Acquisition

On February 16, 2017, Sheplers Inc., a wholly owned subsidiary of Boot Barn Holdings, Inc. entered into an asset purchase agreement with Acumen Brands, Inc., who owned and historically operated as one of its unincorporated business divisions a multi-faceted e-commerce retail business, www.countryoutfitter.com, under the “Country Outfitter”

name. As part of the purchase agreement, we agreed to purchase all rights and interest in the www.countryoutfitter.com website and tradename, along with the associated social media platforms. We additionally purchased a customer email list and assumed Country Outfitter’s merchandise credits.

The Country Outfitter e-commerce website sells primarily country and western fashion merchandise. The Country Outfitter assets were purchased for $1.8 million of cash and assumed liabilities. The Company now operates www.countryoutfitter.com as a website separate from its other e-commerce channels, www.bootbarn.com and www.sheplers.com.

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

Strong e-commerce positioning.  We offer a compelling shopping experience to our customers, including 219 brick-and-mortar stores combined with multiple websites including bootbarn.com, sheplers.com and countryoutfitter.com. Bootbarn.com offers a compelling every-day low price shopping experience catered towards a lifestyle customer with western roots and a strong work influence. Sheplers.com offers a broad value proposition assortment targeted to a more promotional customer. Countryoutfitter.com has a curated assortment appealing to a more fashion-based country lifestyle customer. Each of our e-commerce platforms has distinct brand positioning and provides a differentiated shopping experience to our customers.

Fast growing specialty retailer of western and work wear in the U.S.  Our broad geographic footprint, which currently spans 31 states, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Attractive, loyal customer base.  Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. In fiscal 2011 we implemented our customer loyalty program, B Rewarded, to enhance our connection and relationship with our customers. Our loyalty program has grown rapidly since inception and includes approximately 4.5 million members who have purchased merchandise from us. A vast majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our channels, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

Differentiated shopping experience.  We deliver a one‑stop shopping experience that engages our customers and, we believe, fulfills their lifestyle needs. Our stores are designed to create an inviting and engaging experience and include prominent storefront signage, a simple and easy‑to‑shop layout and a large and conveniently arranged self‑service selection of boots. We offer significant inventory breadth and depth across a range of boots, apparel and accessories. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access millions of additional boots, apparel and other items from our e-commerce warehouse inventory as well as the inventory at most of our larger third-party vendors. We believe that our strong, long‑lasting supplier relationships enhances our ability to provide a compelling merchandise assortment with a strong in‑stock position both in‑store and online. Our knowledgeable store associates are passionate about our merchandise and deliver a high level of service to our customers. These elements help promote customer loyalty and drive repeat visits.

Compelling merchandise assortment and strategy.  We believe we offer a diverse merchandise assortment that features the most sought‑after western and work wear brands, well‑regarded niche brands and exclusive private brands across a range of merchandise categories including boots, apparel and accessories. We have a core assortment of styles that serves as a foundation for our merchandising strategy and we augment and tailor that assortment by region to cater to local preferences. In fiscal 2017, the vast majority of our merchandise sales in stores and on bootbarn.com were at full price, which we believe demonstrates the strength of our brand and the less discretionary nature of our product offering. Sheplers E-commerce is more promotional and offers a greater assortment of products at discounted prices.

Portfolio of exclusive private brands.  We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of private brands exclusive to us, including Shyanne,  Cody James,  Moonshine Spirit by Brad Paisley, American Worker, El Dorado and BB Ranch. Our private brands are currently available in stores, on bootbarn.com and sheplers.com and offer high‑quality western and work boots as well as apparel and accessories for men, ladies and kids. We also intend to sell our private brands on countryoutfitter.com. Each of our private brands, which address product and price segments that we believe are underserved by third‑party brands, offers exclusive products to our customers and achieves better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our private brands has been strong, demonstrated by the private brands’ increasing penetration and sales momentum across our store base and e-commerce channels.

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

Our new store model requires an average net cash investment of approximately $0.8 million and targets an average payback period of three years. Our lean operating structure, coupled with our strong supplier relationships, has allowed us to grow with minimal supply chain investments as most of our products ship directly from our suppliers to our stores. We believe that our proven retail model and attractive unit economics support our ability to grow our store footprint in both new and existing markets across the U.S.

Highly experienced management team and passionate organization.  Our senior management team has extensive experience across all key retail disciplines and has been instrumental in developing a robust and scalable infrastructure to support our growth. In addition to playing an important role in developing our long‑term growth initiatives, our senior management team embraces the genuine and enduring qualities of the western and work lifestyle and has created a positive culture of enthusiasm and entrepreneurial spirit which is shared by team members throughout our entire organization.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Continuing omni-channel leadership.  Our growing national footprint, social media following and broader marketing efforts drive traffic to our stores and e‑commerce websites. We operate sheplers.com and countryoutfitter.com along with bootbarn.com as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e‑commerce websites, which reached over 26 million visits in total in fiscal 2017, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access millions of additional boots, apparel and other items from our e-commerce warehouse inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We further continue to make investments in our e-commerce infrastructure, including adding automation to our warehouses to support expanding e-commerce growth. Our e-commerce sales as a portion of total consolidated net sales in fiscal 2017 increased from 14.6% in fiscal 2016 to 18.4% in fiscal 2017.

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

Building our private brand portfolio.  We believe we can achieve gross margin enhancement by increasing the penetration of our private brand sales. As of April 1, 2017, our private brands include Shyanne,  Cody James,  Moonshine Spirit by Brad Paisley, American Worker, El Dorado and BB Ranch, and are sold in our stores, on bootbarn.com and on sheplers.com. Looking forward, we intend to make our private brands available on countryoutfitter.com as well. Each of our private brands, which address product and price segments that we believe are underserved by third‑party brands, offers exclusive products to our customers and achieves better merchandise margins than the third-party brands that we carry.

Expanding our store base.  Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2017, we opened 12 stores. Based on an extensive internal analysis, we believe that we have the potential to grow our domestic store base from 219 stores as of April 1, 2017 to 500 domestic locations. We currently plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made investments in personnel, information technology, warehouse infrastructure and e‑commerce platforms to support the expansion of our operations.

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

Our Sales Channels

During fiscal 2017, we continued to enhance our omni-channel capabilities, primarily as a result of the continued growth of the significant e-commerce business we acquired as part of the Sheplers Acquisition in fiscal 2016. Our current omni-channel presence consists of both brick and mortar stores as well as an e-commerce platform, including www.bootbarn.com,  www.sheplers.com and www.countryoutfitter.com.

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

Our stores are generally located in or near high visibility, power and large neighborhood shopping centers with trade areas of five or more miles. Our stores average 11,389 square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our stores are designed and managed to drive profitability and, we believe, create a compelling customer shopping experience.

During fiscal 2017, we opened 12 stores. As of April 1, 2017, our retail footprint included 219 stores in the U.S. Two of our stores are operated under the “American Worker” name. Our American Worker stores primarily feature work‑related footwear, apparel and accessories. We do not currently intend to open additional American Worker stores.

The following table shows the number of stores in each of the 31 states in which we operated as of April 1, 2017:

Number of
State	stores
Alabama	1
Arizona	13
California	41
Colorado	13
Florida	7
Georgia	2
Idaho	3
Illinois	1
Indiana	2
Iowa	4
Kansas	4
Kentucky	3
Louisiana	6
Minnesota	2
Missouri	2
Montana	4
Nebraska	2
Nevada	10
New Mexico	7
North Carolina	4
North Dakota	6
Oklahoma	2
Oregon	3
South Carolina	3
South Dakota	3
Tennessee	9
Texas	48
Utah	2
Washington	1
Wisconsin	1
Wyoming	10
Total	219

E-commerce

Our e‑commerce websites are a natural extension of our brand and in‑store experience, allowing us to further build awareness in our current markets and reach customers not served by our current geographic footprint. Our e‑commerce platforms are highly scalable and have exhibited substantial growth. During fiscal 2017, we had over 26 million visits to our websites and we sold merchandise to customers in all 50 states. Approximately 6.4% of our total e‑commerce revenue for fiscal 2017 was generated from customers outside of the United States. Such foreign‑source revenue constituted approximately 1.4% of our overall net sales in fiscal 2017.

Our growing national footprint and broader marketing efforts drive traffic to our bootbarn.com website, which in turn also drives traffic to our stores. We believe that many customers, especially those shopping for boots, browse online at bootbarn.com and then visit our stores to make their purchases to ensure a proper fit. As a multi‑channel retailer, we are implementing technology initiatives that integrate in‑store and e‑commerce platforms into one seamless customer experience. As an example, this year we implemented in-store touch-screen devices to expand the product offering available to our in-store customers, including additional styles, colors and sizes not carried in the store. In fiscal

2017, we continued to enhance customer service by improving real‑time inventory sharing among our stores and bootbarn.com.

The bootbarn.com business is an every-day low price model, while sheplers.com is more promotional and offers a greater assortment of products at discounted prices. For all of our e-commerce channels, we communicate information on current promotions and upcoming events on our e‑commerce websites, which helps drive purchases online and traffic to our stores. We continue to improve follow‑up email communication related to order confirmations, as well as offer boot care and other accessories associated with boot purchases.

Store expansion opportunities and site selection

We have substantial experience in opening stores in new and existing geographic markets and as of April 1, 2017 have successfully added, on a net basis, 67 new stores through a combination of organic growth and strategic acquisitions during our last three fiscal years. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co‑tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high‑traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high‑density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

Based on an extensive internal analysis of our current customer base, store performance drivers and competitor penetration, we believe that the U.S. market can support 500 locations. We utilized multiple methods for measuring market size, including a review of demographic and psychographic factors on a state‑by‑state basis. We supplemented that data by analyzing our share of the geographic markets in which we currently operate and extrapolating that share to new geographic markets. Based on our market analysis, we have created a regional and state‑by‑state development plan to strategically extend our store portfolio. Careful consideration was given to operational constraints and merchandising differences in new and existing markets, while balancing the relevant risks associated with opening stores in those markets.

Over the past several years, we have invested in construction and real estate resources, information technology and warehouse infrastructure to support the expansion of our operations. In addition, we have developed a model for new stores that assumes a leased 8,000 to 12,000 square foot space, requires an average net cash investment of approximately $0.8 million and targets an average payback period of three years. We believe that under this model we can grow our store base by approximately 10% annually over the next several years without substantially modifying our current resources and infrastructure.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. Historically, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality. We believe that many of our customers are driven primarily by utility and brand, and our best‑selling styles tend to be items that carry over from year to year with only minor updates. On average, over the last three fiscal years we have generated approximately 33% of our net sales during our third fiscal quarter.

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

During fiscal 2017, our products contributed to overall sales in the following manner:

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

Throughout our long history we have maintained collaborative relationships with our key suppliers. These relationships, coupled with our scale, have allowed us to carry a wide selection of popular and niche brands, including Ariat,  Carhartt Workwear,  Cinch,  Corral,  Dan Post,  Georgia Boot,  Justin Boots,  Keen,  Lucchese,  Old Gringo,  Rocky,  Stetson,  Timberland,  Tony Lama,  Wolverine and Wrangler. In many cases, we are one of the largest accounts of our suppliers and have become important as the largest specialty retailer of western and work wear in the U.S. As a result, we have several advantages relative to our competitors, including increased buying power and access to first‑to‑market or limited edition products. This provides us with competitive differentiation and the ability to generate higher merchandise margins.

Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high‑quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, Moonshine Spirit By Brad Paisley, that reflect his lifestyle and personality. We develop private brand merchandise for our work wear business under the name American Worker, and for our home and gift category under the name BB Ranch. We created these brands to address segments that we believe are underserved by third‑party brands. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third‑party brands both in our stores, and on bootbarn.com and sheplers.com. In fiscal 2017, sales from our private brand products accounted for approximately 10.7% of our consolidated sales including our stores and e-commerce channels. These private brands differentiate us from our competitors and produce higher incremental merchandise margins than the third‑party brands that we carry.

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

To keep the product assortment fresh, we reposition a small portion of our merchandise on the sales floor every month. To drive traffic to our stores and create in‑store energy and excitement, we execute a promotional calendar that showcases select brands or merchandise categories throughout the year and rotates on a monthly cadence. Our promotional activity also enables us to consistently engage with our customers both online and in‑store, as well as through our various marketing media. Our ability to optimize the price for each merchandise category on a market‑by‑market basis, helps us to maximize profitability while remaining price competitive. While our promotional activity is important for customer engagement, the vast majority of our merchandise sales in stores and on bootbarn.com were at full price, which we believe demonstrates the strength of our brand and the less discretionary nature of our product offering. Sheplers E-commerce is more promotional and offers a greater assortment of products at discounted prices.

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

Radio and television—We purchase spots on regional radio stations, primarily country music channels, to draw customers to nearby locations. We also maintain relationships with several country music artists in order to capitalize on the popularity of country music, using our stores and marketing communications to promote their album sales or concerts. In return, these country music artists often make in‑store appearances or mention us on social media and occasionally give private performances. We also purchase television spots to create awareness in new markets and occasionally help support grand openings of new stores.

Direct mail—We conduct several direct mail campaigns, and during fiscal 2017, we sent out approximately 7.9 million mailers, ranging in size from postcards to catalogs of nearly 60 pages.

E‑mail—We e‑mail our e‑commerce customers and members of our B Rewarded loyalty program as part of our cross‑channel effort to drive traffic to our stores and websites. We sent over 890 million e‑mails in fiscal 2017.

Social media—We also have a marketing strategy that has produced a fast‑growing social media presence, as evidenced by our growing fan base on Facebook, Instagram, Snapchat and Twitter. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each.

Event sponsorship—We typically sponsor community‑based western events each year within the regional footprint of our store locations. Houston Livestock Show and Rodeo, a well-known 20 day celebration of western heritage, is one of our most prominent sponsorships and attracts more than two million visitors to Houston, Texas, where we operate eighteen stores in the area. We also sponsored the San Antonio Stock Show and Rodeo this year, an 18-day event with more than two million attendees. Other prominent sponsorships include Cheyenne Frontier Days, the largest outdoor rodeo in the U.S., the Professional Rodeo Cowboys Association and related National Finals Rodeo in Las Vegas, Nevada, Professional Bull Riders and the National High School Rodeo Association, which supports rodeos for competitors in high school and junior high school. At more prominent events, we often set up pop up shops as large as 9,000 square feet, which allows participants to purchase our merchandise.

Distribution

Our suppliers ship most of our in‑store merchandise directly to our stores and a substantial portion of our e‑commerce merchandise to our e‑commerce customers. The remaining units are either shipped from our distribution center located in Fontana, California, or from the distribution center in Wichita, Kansas, that we acquired as a result of the Sheplers Acquisition. Our distribution center in California is used to fulfill bootbarn.com orders and to distribute our private brand and volume discount purchases to our stores. In addition, our California distribution center also helps to provide inventory for sponsored events and new store openings. Our Wichita, Kansas distribution center is used to fulfill Sheplers E-commerce and countryoutfitter.com orders, and will also be used to fulfill bootbarn.com orders once the site is upgraded to our new e-commerce platform. In accordance with our automated replenishment programs, third‑party suppliers typically deliver merchandise to our stores daily, ensuring in‑stock merchandise availability and a steady flow of new inventory for our customers.

Competition

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales channel, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. We also compete with farm supply stores and, to a lesser degree, mass merchants, some of which are significantly larger than us, but most of which realize only a small percentage of their total revenues from the sale of western and work wear. We have approximately three times as many stores as our nearest direct competitor that sells primarily western and work wear and we believe that our nationally recognized lifestyle brand, economies of scale, breadth and depth of inventory across a variety of categories, strong in‑stock position, portfolio of authentic private brands, enhanced supplier partnerships, exclusive offerings and ability to recruit and retain high quality store associates favorably differentiates us from our competitors.

Information technology

We have made significant investments to create a scalable information technology platform to support growth in our retail and e‑commerce sales without further near‑term investments in our information technology infrastructure. In 2008, we installed a new Enterprise Resource Planning system, which we now refer to as Aptos Retail. We use this system for integrated point‑of‑sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. We operate Aptos Retail on a software‑as‑a‑service platform. This approach allows us to regularly upgrade to the most recent software release with minimal operational disruption, nominal systems infrastructure investment and a relatively small in‑house information technology department. Aptos Retail also interfaces with our accounting system, Microsoft Dynamics.

We have also invested in an information technology platform for our e-commerce channels. At the end of fiscal 2017, we upgraded our e-commerce platform to more recent versions of Oracle’s Retail Order Management System in concert with Salesforce.com’s (formerly Demandware) Commerce Cloud “front end” user interface solution. The upgrade of our e-commerce platform will act as the foundation for all of our digital store fronts including bootbarn.com, sheplers.com, and countryoutfitter.com.

Intellectual property

We regard our trademarks as having value and as being important to our marketing efforts. We have registered our trademarks in the U.S., including our brand name “Boot Barn” and our private label brands. We also have a registered trademark for the “Sheplers” and “Country Outfitter” brand names. We have sought foreign trademark protection by registering the Boot Barn trademark in Hong Kong, where we operate one of our subsidiaries, Boot Barn International (Hong Kong) Limited. We also own the domain name for our websites, www.bootbarn.com,  www.sheplers.com and www.countryoutfitter.com. Our policy is to pursue registration of our trademarks and to rigorously defend their infringement by third parties.

Our employees

As of April 1, 2017, we employed approximately 1,200 full‑time and 1,800 part‑time employees, of which approximately 300 were employed at our Store Support Center and distribution center and approximately 2,700 were employed at our stores. The number of employees, especially part‑time employees, fluctuates depending upon our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We have never experienced a strike or significant work stoppage.

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

Item 1A.  Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report, including our consolidated financial statements, and related notes included elsewhere in this annual report. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related To Our Business

Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence, local economic conditions in our markets or changes in consumer preferences.

We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, interest and tax rates, employment levels, salary and wage levels, the availability of consumer credit, the level of housing, energy and food costs and general business conditions. These risks may be exacerbated for retailers like us who focus on specialty footwear, apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in California and other western states where we have a significant number of stores. Many of our stores operate in geographic areas where the local economies depend to a significant degree on oil and other commodity extraction, and many of our customers are employed in these industries. Our financial performance is accordingly susceptible to economic and other conditions relating to output and employment in these areas. Our financial performance also is impacted by conditions in the construction sector, domestic manufacturing and the transportation and warehouse sectors, the growth of which we believe is an important driver of our work wear business. In addition, our financial performance may be negatively affected if the popularity of the western and country lifestyle subsides, or if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in markets where we have newly acquired stores and in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

We believe that our brand image and brand awareness have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in markets where we have newly acquired stores and in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. Our ability to successfully integrate newly acquired and newly opened stores into their surrounding communities, to expand into new markets or to maintain the strength and distinctiveness of our brand image in our existing markets will be adversely impacted if we fail to connect with our target customers. Our efforts to rebrand newly acquired stores could result in reduced sales and profitability of such stores. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations or if we experience negative publicity or other negative events that affect our image and reputation. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers. Failure to successfully market and maintain our brand image in new and existing markets could harm our business, results of operations and financial condition.

We face intense competition in our industry and we may be unable to compete effectively.

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales channel, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. We also compete with farm supply stores and, to a lesser degree, mass merchants. Competition with some or all of these retailers could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may force us to respond in-kind and adversely impact our operating cash flow and gross profit. As a result of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.

Many of the mass merchants and online retailers that sell some western or work wear products have greater financial, marketing and other resources than we currently do, and in the case of online retailers, lower overhead and overall cost structure. Therefore these competitors may be able to devote greater resources to the marketing and sale of these products, generate national brand recognition or adopt more aggressive pricing policies than we can, which would put us at a competitive disadvantage if they decide to expand their offerings of these product lines. Moreover, we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors may seek to emulate facets of our business strategy, including our in-store experience, which could result in a reduction of some competitive advantages or special appeal that we might possess. In addition, most of our suppliers sell products to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of the in-store and e-commerce product offerings that we believe are important in differentiating our stores, our e-commerce offerings and our customers’ shopping experience. If our competitors were to duplicate or improve on some or all of our in-store experience, or our in-store and e-commerce product offerings, our competitive position and our business could suffer.

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions.

The majority of our private brand products are manufactured in foreign countries, including Mexico and China. In addition, we purchase most of our third-party branded merchandise from domestic suppliers that have a majority of their merchandise made in foreign countries. The countries, specifically Mexico and China, in which our merchandise currently is manufactured or may be manufactured in the future could become subject to trade restrictions imposed by the U.S., including increased tariffs or quotas, embargoes and customs restrictions, which could increase the cost or reduce the supply of products available to us and have a material adverse effect on our business, financial condition and results of operations. Recently, uncertainty has increased regarding tax and trade policies, border adjustments, tariffs and government regulations affecting trade between the U.S. and other countries, such as Mexico and China. Significant tax law changes are also being evaluated by the U.S. government. Such tax law changes, including a border adjustment tax, if enacted, could materially increase our income tax expense, which would have a material adverse effect on our financial condition and results of operations. In addition, major developments in tax policy or trade relations, particularly with respect to Mexico and China, could result in the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.

Our failure to adapt to new challenges that arise when expanding into new geographic markets could adversely affect our ability to profitably operate those stores and maintain our brand image.

Our expansion into new geographic markets could result in competitive, merchandising, distribution and other challenges that are different from those we encounter in the geographic markets in which we currently operate. In addition, to the extent that our store count increases, we may face risks associated with market saturation of our product offerings and locations. Our suppliers may also restrict their sales to us in new markets to the extent they are already saturating that market with their products through other retailers or their own stores. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed, we may incur significant costs associated with closing those stores and our brand image may be negatively impacted.

Our continued growth depends upon successfully opening new stores as well as integrating any acquired stores, and our failure to successfully open new stores or integrate acquired stores could negatively affect our business and stock price.

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

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened or acquired 12 stores in fiscal 2017, 47 stores in fiscal 2016 and 18 stores in fiscal 2015. We plan to open 12 new stores in fiscal 2018. However, there can be no assurance that we will open the planned number of new stores in fiscal 2018 or thereafter, or that any such stores will be profitable. This expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. In addition, we currently plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

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

We cannot assure you that any new stores that we open will become profitable in the anticipated time frame, or at all. Not all of our stores are currently profitable. We cannot assure you that our existing stores, which may be currently profitable, will not cease to be profitable in the future.

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

Our suppliers ship most of our in‑store merchandise directly to our stores and a substantial portion of our e‑commerce merchandise to our e‑commerce customers. In the future, as part of our long‑term strategic planning, we may change our distribution model to increase the amount of merchandise that we self‑distribute through a centralized distribution center. Changing our distribution model to increase distributions from a centralized distribution center to our stores and customers would initially involve significant capital expenditures, which would increase our borrowings and interest expense or temporarily reduce the rate at which we open new stores. In addition, if we are unable to successfully integrate a new distribution model into our operations in a timely manner, our supply chain could experience significant disruptions, which could reduce our sales and adversely impact our results of operations.

If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our private brand products. During fiscal 2017, merchandise purchased from our top three suppliers accounted for approximately 23%, 9% and 6% of our sales. We operate on a purchase order basis for our private brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

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

We purchase merchandise from independent third-party suppliers and manufacturers. If any of these suppliers have practices that are not legal or accepted in the U.S., consumers may develop a negative view of us, our brand image could be damaged and we could become the subject of boycotts by our customers or interest groups. Further, if the suppliers violate labor or other laws of their own country, these violations could cause disruptions or delays in their shipments of merchandise. For example, much of our merchandise is manufactured in China and Mexico, which have different labor practices than the U.S. We do not independently investigate whether our suppliers are operating in compliance with all applicable laws and therefore we rely upon the suppliers’ representations set forth in our purchase orders and supplier agreements concerning the suppliers’ compliance with such laws. In addition, regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, could affect the sourcing and availability of raw materials used by suppliers and subject us to costs associated with the regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products, possible changes to products, processes or sources of our inputs, and reporting requirements. If our goods are manufactured using illegal or unacceptable labor practices in these countries, or other countries from which our suppliers source the products we purchase, our ability to supply merchandise for our stores without interruption, our brand image and, consequently, our sales may be adversely affected.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits, including recent legislative proposals relating to healthcare reform, could cause us to incur additional wage and benefit costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions would increase our expenses and have an adverse impact on our profitability.

The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.

Our Store Support Center and distribution centers are located in California, Kansas and Texas. If we encounter any disruptions to our operations at these locations or if they were to shut down for any reason, including due to fire, tornado or other natural disaster, then we may be prevented from effectively operating our stores and our e-commerce businesses. Furthermore, the risk of disruption or shutdown at our buildings in California are greater than they might be if they were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shutdown at our locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

In addition, of the 219 stores that we operated as of April 1, 2017, 102 of these stores were located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns in those states where our stores are located. For example, a recession in any area where we own several stores could adversely affect our ability to generate or increase operating revenues. In addition, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by the economic downturn affecting the oil, gas, and commodities industries. Any negative impact upon or disruption to the operations of stores in these states could have a material adverse effect on our financial condition and results of operations.

Our leverage may reduce our cash flow available to grow our business.

As of April 1, 2017, we had an aggregate of $229.8 million of total outstanding indebtedness. Our obligations to pay principal and interest under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan will reduce our available cash flow, limiting our flexibility to respond to changing business and economic conditions and increasing any additional borrowing costs.

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

We do not own any real estate. Instead, we lease all of our retail store locations as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2017, our total operating lease expense was $41.3 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Twenty-two of our 219 store leases will reach their termination date during fiscal 2018, and none of these leases contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

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

Any inability to balance our private brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.

In fiscal 2017, sales from our private brand products accounted for approximately 10.7% of our consolidated sales including our stores and e-commerce channels. As of April 1, 2017, two of our five top selling brands were private brand merchandise. Our private brand merchandise generally has a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our private brands in the future. However, carrying our private brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.

We rely upon our management information systems in almost every aspect of our daily business operations. For example, our management information systems serve an integral part in enabling us to order merchandise, process merchandise at our distribution center and retail stores, perform and track sales transactions, manage personnel, pay suppliers and employees, operate our e-commerce businesses and report financial and accounting information to management. In addition, we rely on our management information systems to enable us to leverage our costs as we grow. If our management information systems fail to operate or are unable to support our growth, our store operations and e-commerce businesses could be severely disrupted, and we could be required to make significant additional expenditures to remediate any such failure.

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

Our e-commerce businesses subject us to numerous risks that could have an adverse effect on our results of operations.

Our e-commerce businesses and their continued growth subject us to certain risks that could have an adverse effect on our results of operations, including:

•	diversion of traffic from our stores;
•	increased e-commerce competition;
•	liability for online content;
•	government regulation of the Internet; and
•	risks related to the computer systems that operate our e-commerce websites and related support systems, including computer viruses, electronic data theft and similar disruptions.

During fiscal 2017, we completed the migration of sheplers.com to our upgraded e-commerce platform. We will continue to integrate countryoutfitter.com with the software we now use for sheplers.com and upgrade bootbarn.com to the same e-commerce platform. Our sales could be adversely affected by any disruption or downtime caused by the integration of new software or software upgrades. In addition, any data loss caused by such integration or upgrade could have a material adverse effect on our financial condition and results of operations.

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

In addition, we rely upon email distributions to advertise our stores and e-commerce businesses and use various data-mining techniques to effectively target these emails. Spam filters or other blocking applications designed to enable consumers to limit incoming email from advertisers may inhibit our ability to effectively reach large audiences of existing and potential customers via email. This may adversely affect our ability to generate new business and acquire new customers.

Our sales can significantly fluctuate based upon shopping seasons, which may cause our results of operations to fluctuate disproportionately on a quarterly basis.

Because of a traditionally higher level of sales during the Christmas shopping season, our sales are typically higher in the third fiscal quarter than they are in the other fiscal quarters. We also incur significant additional costs and expenses during our third fiscal quarter due to increased staffing levels and higher purchase volumes. Accordingly, the results of a single fiscal quarter should not be relied on as an indication of our annual results or future performance. In addition, any factors that harm our third fiscal quarter results of operations could have a disproportionate effect on our results of operations for the entire fiscal year.

We buy and stock merchandise based upon seasonal weather patterns and therefore unseasonable or extreme weather could negatively impact our sales, financial condition and results of operations.

We buy and stock merchandise for sale based upon expected seasonal weather patterns. If we encounter unseasonable weather, such as warmer winters or cooler summers than would be considered typical, these weather variations could cause some of our merchandise to be inconsistent with what consumers wish to purchase, causing our sales to decline. In addition, weather conditions affect the demand for our products, which in turn has an impact on prices. In past years, weather conditions, including unseasonably warm weather in winter months, and extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain and droughts, have affected our sales and results of operations both positively and negatively. Furthermore, extended unseasonable weather conditions, particularly in California or Texas, will likely have a greater impact on our sales because of our store concentration in those regions. Our strategy is to remain flexible and to react to unseasonable and extreme weather conditions by adjusting our merchandise assortments and redirecting inventories to stores affected by the weather conditions. Should such a strategy not be effective, unseasonable or extreme weather may have a material adverse effect on our financial condition and results of operations.

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

Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of our employees and third parties, including our customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, as well as debit and credit card information. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action, or result in customers discontinuing the use of debit or credit cards in our stores, or customers not shopping in our stores or on our e-commerce websites altogether. These consequences could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks and defects in software and hardware and to address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.

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

We have a significant amount of goodwill and indefinite lived intangible assets. Our goodwill balance as of April 1, 2017 of $193.1 million was generated by the initial acquisition of Boot Barn Holding Corporation and the subsequent acquisitions of RCC, Baskins, and Sheplers. Our intangible asset balance as of April 1, 2017 was $64.5 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist. Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. An impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Risks Related To Ownership of Our Common Stock

The market price and trading volume of our common stock has been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

The market for specialty retail stocks can be highly volatile. Since our IPO in October 2014 through April 1, 2017, our common stock has traded as high as $34.43 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

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

The market price for our common stock may decline as a result of a potential sale of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur. As of April 1, 2017, we had 26,561,523 shares of common stock outstanding. These shares are freely tradable, subject to the limitations of Rule 144, in the public markets, which could depress the value of our common stock. In addition, Freeman Spogli & Co. has the contractual right to require us to register its shares of common stock for resale.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Store Support Center, e‑commerce operations and distribution centers are located in California, Kansas, and Texas. As of April 1, 2017, our Store Support Center is in Irvine, California, where we occupy a 84,580 square foot building. The lease will expire August 31, 2022, and contains an option to renew for five years beyond the lease expiry date. Our bootbarn.com e-commerce distribution center is located in a 199,245 square-foot building in Fontana, California, where we currently hold inventory to provide staging and storage space to support our private brand initiatives, bulk purchasing programs, event sales and new store openings. Our Fontana, California lease expires February 28, 2021, and contains two options to renew, each for a period of five years. We also moved our office in Frisco, Texas to a 3,021 square foot space in one of our stores. In Wichita, Kansas, we lease a 10,000 square foot call center to support our e-commerce businesses, a 20,000 square foot building containing additional office space, and a 90,000 square foot distribution center for Sheplers E-commerce.

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Twenty-two of our 219 store leases will reach their termination date during fiscal 2018, and none of these leases contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

Item 3. Legal Proceedings

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations, among other things. On April 10, 2017, the Company reached a settlement with the employees for an amount that is not material to the consolidated financial statements. The amount of the settlement has been accrued as of April 1, 2017.

Additionally, we are involved, from time to time, in litigation that is incidental to our business. We have reviewed these matters to determine if reserves are required for losses that are probable and reasonable to estimate in accordance with FASB ASC Topic 450, Contingencies. We evaluate such reserves, if any, based upon several criteria, including the merits of each claim, settlement discussions and advice from outside legal counsel, as well as indemnification of amounts expended by our insurers or others, if any.

During the normal course of our business, we have made certain indemnifications and commitments under which we may be required to make payments for certain transactions. These indemnifications include those given to various lessors in connection with facility leases for certain claims arising from such facility leases, and indemnifications to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The majority of these indemnifications and commitments do not provide for any limitation of the maximum potential future payments we could be obligated to make, and their duration may be indefinite. We have not recorded any liability for these indemnifications and commitments in the consolidated balance sheets as the impact is expected to be immaterial.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. The following table sets forth the high and low sales prices of our common stock, as reported by the NYSE, for each quarterly period of our two most recent fiscal years:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
1st Quarter	$10.10	$5.59	$31.59	$21.80
2nd Quarter	13.11	7.84	34.43	17.55
3rd Quarter	17.26	10.59	18.74	9.11
4th Quarter	13.91	8.81	13.09	5.20

As of June 5, 2017, we had approximately 28 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our common stock began trading on October 30, 2014, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended April 1, 2017 (the “2017 Proxy Statement”).

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between October 30, 2014 (the day after our initial public offering) and April 1, 2017 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc. (Formerly known as Brown Shoe Co, Inc.); Cabela’s, Inc.; DSW, Inc.; Finish Line, Inc.; Foot Locker, Inc.; Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. This graph assumes an initial investment of $100 on October 30, 2014 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on October 30, 2014 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

April 2017

	Cumulative Total Return
	October 30,	March 28,	March 26,	April 1,
	2014	2015	2016	2017
Boot Barn Holdings, Inc.	100	133.01	53.52	56.68
NYSE Composite—Total Return	100	102.80	97.53	114.09
Peer Group	100	115.14	109.27	109.84

Item 6. Selected Consolidated Financial Data

The following tables present our selected consolidated financial and other data as of and for the periods indicated. We have derived the selected consolidated statement of operations data for the fiscal years ended April 1, 2017, March 26, 2016, and March 28, 2015, and the selected consolidated balance sheet data as of April 1, 2017, and March 26, 2016 from the audited consolidated financial statements included in Item 8 of this report. The selected consolidated balance sheet data as of March 28, 2015, March 29, 2014 and March 30, 2013, and the selected consolidated statement of operations data for the fiscal years ended March 29, 2014 and March 30, 2013, are derived from audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

The consolidated statement of operations data and consolidated balance sheet data include the financial position, results of operations and cash flows of RCC, Baskins and Sheplers since their respective dates of acquisition in August 2012, May 2013 and June 2015, respectively.

You should read the following selected consolidated financial and other data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended(1)

(in thousands, except per share and	April 1,	March 26,	March 28,	March 29,	March 30,
selected store data)	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Net sales	$629,816	$569,020	$402,684	$345,868	$233,203
Cost of goods sold	439,930	396,317	267,907	231,796	151,357
Amortization of inventory fair value adjustment	—	(500)	—	867	9,199
Total cost of goods sold	439,930	395,817	267,907	232,663	160,556
Gross profit	189,886	173,203	134,777	113,205	72,647
Operating expenses:
Selling, general and administrative expenses	152,068	142,078	99,341	91,998	62,609
Acquisition-related expenses(2)	—	891	—	671	1,138
Total operating expenses	152,068	142,969	99,341	92,669	63,747
Income from operations	37,818	30,234	35,436	20,536	8,900
Interest expense, net	14,699	12,923	13,291	11,594	7,415
Other income, net	—	—	51	39	21
Income before income taxes	23,119	17,311	22,196	8,981	1,506
Income tax expense	8,922	7,443	8,466	3,321	826
Net income	14,197	9,868	13,730	5,660	680
Net income attributed to non-controlling interest	—	—	4	283	34
Net income attributed to Boot Barn Holdings, Inc.	$14,197	$9,868	$13,726	$5,377	$646
Net income per share:(3)
Basic shares	$0.54	$0.38	$0.56	$0.28	$0.03
Diluted shares	$0.53	$0.37	$0.54	$0.28	$0.03
Weighted average shares outstanding:(3)
Basic shares	26,459	26,170	22,126	18,929	18,757
Diluted shares	26,939	26,955	22,888	19,175	18,757
Other Financial Data (unaudited):
EBITDA(4)	$54,528	$44,250	$44,694	$28,704	$14,509
Adjusted EBITDA(4)	$59,167	$59,554	$48,232	$40,271	$28,933
Adjusted EBIT(4)	$42,457	$45,538	$39,025	$32,142	$23,345
Capital expenditures	$22,293	$36,127	$14,074	$11,400	$3,848
Selected Store Data (unaudited):
Same Store Sales growth/(decline)	0.3%	(0.1)%	7.3%	6.7%	11.9%
Stores operating at end of period	219	208	169	152	117
Total retail store square footage, end of period (in thousands)	2,494	2,389	1,816	1,642	1,082
Average store square footage, end of period	11,389	11,488	10,748	10,801	9,251
Average net sales per store (in thousands)(5)	$2,330	$2,312	$2,259	$2,162	$1,861

	April 1,	March 26,	March 28,	March 29,
(in thousands)	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,035	$7,195	$1,448	$1,118
Working capital(6)	102,803	93,575	75,134	56,325
Total assets	565,581	539,326	326,128	289,482
Total debt, net	225,853	242,429	89,826	125,743
Stockholders’ equity	179,909	161,490	142,422	84,575

(1)

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2017, fiscal 2016, fiscal 2015, fiscal 2014 and fiscal 2013, which represent our fiscal years ended April 1, 2017, March 26, 2016, March 28, 2015, March 29, 2014 and March 30, 2013, respectively. Fiscal 2017 was a 53-week period and fiscal 2016, 2015, 2014 and 2013 were each 52-week periods. The data includes the activities of RCC from August 2012, Baskins from May 2013, and Sheplers from June 2015, their respective dates of acquisition.

(2)	Represents costs incurred in connection with the acquisitions of RCC, Baskins and Sheplers.
(3)	The indicated data gives effect to the 25-for-1 stock split of our common stock effected October 27, 2014.
(4)

EBITDA, Adjusted EBITDA and Adjusted EBIT are financial measures that are not calculated in accordance with GAAP. We define EBITDA as net income adjusted to exclude income tax expense, net interest expense and depreciation and intangible asset amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude certain non-cash expenses, such as stock‑based compensation and the non‑cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition‑related integration costs, amortization of inventory fair value adjustment, loss on disposal of assets and contract termination costs, store impairment charges, secondary offering costs and other due diligence expenses. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. We include EBITDA, Adjusted EBITDA and Adjusted EBIT in this report because they are important financial measures used by our management, board of directors and lenders to assess our operating performance. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business—EBITDA, Adjusted EBITDA and Adjusted EBIT” for more information about management’s use of these measures and why we consider them to be important. EBITDA, Adjusted EBITDA and Adjusted EBIT should not be considered in isolation or as alternatives to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures. The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended(1)

	April 1,	March 26,	March 28,	March 29,	March 30,
(in thousands)	2017	2016	2015	2014	2013
EBITDA Reconciliation (Unaudited):
Net income	$14,197	$9,868	$13,730	$5,660	$680
Income tax expense	8,922	7,443	8,466	3,321	826
Interest expense, net	14,699	12,923	13,291	11,594	7,415
Depreciation and intangible asset amortization	16,710	14,016	9,207	8,129	5,588
EBITDA	54,528	44,250	44,694	28,704	14,509
Non-cash stock-based compensation(a)	3,023	2,881	2,048	1,291	787
Non-cash accrual for future award redemptions(b)	85	4	(49)	591	219
Acquisition-related expenses(c)	—	891	—	671	1,138
Acquisition-related integration costs(d)	—	10,338	—	6,167	2,061
Amortization of inventory fair value adjustment(e)	—	(500)	—	867	9,199
Loss on disposal of assets and contract termination costs(f)	367	1,373	134	1,980	322
Store impairment charge(g)	1,164	—	—	—	—
Secondary offering costs(h)	—	317	541	—	—
Other due diligence expenses(i)	—	—	864	—	698
Adjusted EBITDA	$59,167	$59,554	$48,232	$40,271	$28,933
Depreciation and intangible asset amortization	(16,710)	(14,016)	(9,207)	(8,129)	(5,588)
Adjusted EBIT	$42,457	$45,538	$39,025	$32,142	$23,345

(a)	Represents non‑cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non‑cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Includes direct costs and fees related to the acquisitions of RCC, Baskins and Sheplers, which we acquired in August 2012, May 2013 and June 2015, respectively.
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

(e)	Represents the amortization of purchase‑accounting adjustments that adjusted the value of inventory acquired to its fair value.
(f)	Represents loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.

(g)	Represents the store impairment charge recorded at three stores in order to reduce the carrying amount of the assets to their estimated fair values.
(h)

Represents professional fees and expenses incurred in connection with a Form S-1 Registration Statement filed in July 2015 and withdrawn in November 2015, and a secondary offering conducted in February 2015.

(i)	Represents professional fees and expenses incurred in connection with a prior due diligence process of Sheplers.
(5)

Average net sales per store are calculated by dividing net sales for the applicable period by the number of stores operating at the end of the period. For the purpose of calculating net sales per store, e‑commerce sales and certain other revenues are excluded from net sales.

(6)	Working capital is calculated as current assets, excluding cash and cash equivalents, minus current liabilities, excluding the current portion of debt under our credit facilities.

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

Overview

We are the largest lifestyle retail chain devoted to western and work‑related footwear, apparel and accessories in the U.S. As of April 1, 2017, we operated 219 stores in 31 states, as well as an e-commerce channel, consisting of www.bootbarn.com,  www.sheplers.com and www.countryoutfitter.com. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

We strive to offer an authentic, one‑stop shopping experience that fulfills the everyday lifestyle needs of our customers, and as a result, many of our customers make purchases in both the western and work wear sections of our stores. We target a broad and growing demographic, ranging from passionate western and country enthusiasts, to workers seeking dependable, high‑quality footwear and clothing. Our broad geographic footprint, which comprises approximately three times as many stores as our nearest direct competitor that sells primarily western and work wear, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

For a discussion of factors that affect the comparability of our results of operations, see “Item 1—Business—Recent Acquisitions and Corporate Transactions.”

Growth Strategies and Outlook

We plan to continue to expand our business, increase our sales growth and profitability and enhance our competitive position by executing the following strategies:

•	continuing omni-channel leadership;

•	driving same store sales growth;
•	building our private brand portfolio;
•	expanding our store base;
•	enhancing brand awareness; and
•	increasing profitability.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, selling, general and administrative (“SG&A”) expenses, EBITDA, Adjusted EBITDA and Adjusted EBIT. See “Item 6, Selected Consolidated Financial Data” for our definition of EBITDA, Adjusted EBITDA and Adjusted EBIT, and for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. See “EBITDA, Adjusted EBITDA and Adjusted EBIT” below for further discussion of why we present EBITDA, Adjusted EBITDA and Adjusted EBIT.

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

In addition to retail store sales, same store sales also includes e‑commerce sales, e‑commerce shipping and handling revenue and actual retail store or e‑commerce sales returns. We exclude gift card escheatment, provision for sales returns and future loyalty award redemptions from sales in our calculation of net sales per store. Sales as a result of an asset acquisition, such as Country Outfitter, will be excluded from same-store sales until the 13th full fiscal month subsequent to the Company’s acquisition of such assets.

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

Opening new stores is an important part of our growth strategy. We opened 12, 22 and 18 new stores in fiscal 2017, 2016 and 2015, and acquired 0, 25 and 0 stores in fiscal 2017, 2016 and 2015, respectively. We also closed one Boot Barn store, two Boot Barn stores and six Sheplers stores, and one Boot Barn store in fiscal 2017, 2016, and 2015, respectively. We anticipate that a percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

•

Other operating expenses—Other operating expenses include all operating costs, including those for advertising, pay-per-click, marketing campaigns, operating supplies, utilities, and repairs and maintenance, as well as credit card fees and costs of third‑party services.

•

General and administrative expenses—General and administrative expenses comprise expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share‑based compensation, legal, accounting and other compliance‑related expenses and increases resulting from growth in the number of our stores.

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding certain non‑cash expenses, such as stock‑based compensation and the non‑cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition‑related integration costs, amortization of inventory fair value adjustment, loss on disposal of assets and contract termination costs, store impairment charges, secondary offering costs, and other due diligence expenses. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Item 6, Selected Consolidated Financial Data” for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt‑service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

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

Events Impacting Future Results

During the fourth quarter, we completed the migration of sheplers.com to our upgraded e-commerce platform. This migration resulted in a disruption in sales at sheplers.com arising from the transition of the e-commerce site to the new software platform. Although we are working to improve the site performance and return sheplers.com to positive growth, this disruption could potentially impact our future results of operations.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2017, fiscal 2016 and fiscal 2015, which represent our fiscal years ended April 1, 2017, March 26, 2016 and March 28, 2015. Fiscal 2017 was a 53-week period and fiscal 2016 and 2015 were each 52‑week periods. The data includes the activity of Sheplers from June 2015, the date of acquisition.

	Fiscal Year Ended
	April 1,	March 26,	March 28,
(dollars in thousands)	2017	2016	2015

Consolidated Statements of Operations Data:
Net sales	$629,816	$569,020	$402,684
Cost of goods sold	439,930	396,317	267,907
Amortization of inventory fair value adjustment	—	(500)	—
Total cost of goods sold	439,930	395,817	267,907
Gross profit	189,886	173,203	134,777
Operating expenses:
Selling, general and administrative expenses	152,068	142,078	99,341
Acquisition-related expenses	—	891	—
Total operating expenses	152,068	142,969	99,341
Income from operations	37,818	30,234	35,436
Interest expense, net	14,699	12,923	13,291
Other income, net	—	—	51
Income before income taxes	23,119	17,311	22,196
Income tax expense	8,922	7,443	8,466
Net income	$14,197	$9,868	$13,730

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.9%	69.6%	66.5%
Amortization of inventory fair value adjustment	—%	(0.1)%	—%
Total cost of goods sold	69.9%	69.6%	66.5%
Gross profit	30.1%	30.4%	33.5%
Operating expenses:		—	—
Selling, general and administrative expenses	24.1%	25.0%	24.7%
Acquisition-related expenses	—%	0.2%	—%
Total operating expenses	24.1%	25.1%	24.7%
Income from operations	6.0%	5.3%	8.8%
Interest expense, net	2.3%	2.3%	3.3%
Other income, net	—%	—%	—%
Income before income taxes	3.7%	3.0%	5.5%
Income tax expense	1.4%	1.3%	2.1%
Net income	2.3%	1.7%	3.4%

(1)	Percentages may not total 100% due to rounding.

Fiscal 2017 compared to Fiscal 2016

Net sales. Net sales in fiscal 2017 increased by $60.8 million, or 10.7%, to $629.8 million compared to $569.0 million in fiscal 2016. Net sales increased due to 12 months of sales contributions from Sheplers (compared to nine months in the prior-year period), additional sales from the 53rd week, the opening of 12 new stores in fiscal 2017 and a 0.3% increase in consolidated same store sales. This consolidated same store sales growth was partially offset by the closure of one store over the last twelve months.

Gross profit. Gross profit increased by $16.7 million, or 9.6%, to $189.9 million in fiscal 2017 from $173.2 million in fiscal 2016. As a percentage of net sales, gross profit was 30.2% and 30.4% for fiscal 2017 and fiscal 2016, respectively. The gross profit increase was a result of 12 months of sales contributions from Sheplers in fiscal 2017, additional sales from the 53rd week, and the opening of 12 new stores. Additionally contributing to the increase are acquisition-related integration costs of $4.8 million incurred in the prior-year period that were not incurred in fiscal 2017.

Selling, general and administrative expenses. SG&A expenses increased by $10.0 million, or 7.0%, to $152.1 million in fiscal 2017 from $142.1 million in fiscal 2016. As a percentage of net sales, SG&A expenses were 24.1% for fiscal 2017 compared to 25.0% for fiscal 2016. The increase in SG&A expense was primarily related to twelve months of Sheplers operations versus nine months in the prior-year period and increases in operations required to support higher sales volume. The decrease in rate is primarily due to acquisition-related expenses and integration costs, loss on disposal of assets, and SEC filing costs incurred in fiscal 2016 that were not incurred in fiscal 2017, partially offset by store impairment charges of $1.2 million incurred in fiscal 2017.

Income from operations. Income from operations increased $7.6 million, or 25.1%, to $37.8 million for the fiscal year ended April 1, 2017 from $30.2 million for the fiscal year ended March 26, 2016. As a percentage of net sales, income from operations was 6.0% and 5.3% for fiscal 2017 and fiscal 2016, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense. Interest expense, net, increased by $1.8 million, or 13.7%, to $14.7 million in fiscal 2017 from $12.9 million in fiscal 2016. The increase in interest expense, net was primarily the result of twelve months of higher outstanding debt and interest rates associated with the refinanced debt associated with the Sheplers Acquisition as compared to nine months in fiscal 2016, partially offset by a $1.4 million write-off of debt issuance costs and debt discount incurred in the prior year period.

Income tax expense. Income tax expense was $8.9 million in fiscal 2017 compared to $7.4 million in fiscal 2016. The increase in our income tax expense is primarily attributable to the $5.8 million increase in income before income taxes for fiscal 2017 as compared to fiscal 2016. Our effective tax rate was 38.6% and 43.0% for fiscal 2017 and fiscal 2016, respectively. The lower effective tax rate for fiscal 2017 compared to fiscal 2016 was due to discrete items related to non-deductible Sheplers’ acquisition costs and increases in the blended state tax rate for fiscal 2016 that did not occur in fiscal 2017.

Net income. Net income increased to $14.2 million in fiscal 2017 from net income of $9.9 million in fiscal 2016. The change in net income was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA decreased $0.4 million, or 0.7%, to $59.2 million for fiscal 2017 from $59.6 million for fiscal 2016. The decrease was primarily a result of the year-over-year decline in gross profit when adjusting the prior-period gross profit for acquisition-related integration costs of $4.8 million.

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

Net income. Net income decreased to $9.9 million in fiscal 2016 from net income of $13.7 million in fiscal 2015. The change in net income was attributable to the factors noted above.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations increased in fiscal 2017, primarily as a result of a decrease in inventory purchases and a $4.3 million increase in net income in fiscal 2017 compared to fiscal 2016.

Although we did not have any material capital expenditure commitments as of the end of fiscal 2017, we are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our capital expenditures in fiscal 2018 will be between $15 million to $17.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

Prior Credit Facilities

Revolving Credit Facility (PNC Bank, N.A.)

On December 11, 2011, we obtained a collateral-based revolving line of credit with PNC Bank, N.A. (the “PNC Line of Credit”), which we amended on August 31, 2012 and May 31, 2013. The PNC Line of Credit included a $5.0 million sub-limit for letters of credit. On April 15, 2014, we amended the PNC Line of Credit to increase the borrowing capacity from $60.0 million to up to $70.0 million. The available borrowing under the PNC Line of Credit was based on the collective value of eligible inventory and credit card receivables multiplied by specific advance rates. Total interest expense incurred on the PNC Line of Credit for fiscal 2015 was $2.6 million. On February 23, 2015, the proceeds from the February 2015 Wells Fargo Credit Facility were used to pay the entire $50.8 million outstanding balance of the PNC Line of Credit.

Term Loan Due May 2019 (Golub Capital LLC)

We entered into a loan and security agreement with Golub Capital LLC on May 31, 2013, as amended by the first amendment to the term loan and security agreement dated September 23, 2013 (the “2013 Golub Loan”). On April 14, 2014, we entered into an amended and restated term loan and security agreement for the 2013 Golub Loan. The amended and restated loan and security agreement increased the borrowings on the 2013 Golub Loan from $99.2 million to $130.0 million, with the proceeds used to fund a portion of the $41.3 million dividend to stockholders and cash payment to holders of vested options that was paid in April 2014. See Note 9, “Stock-Based Compensation” to our audited financial statements included in this Annual Report. On November 5, 2014, we amended the 2013 Golub Loan to reduce the applicable LIBOR Floor from 1.25% to 1.00% which changed the current interest rate from 7.00% to 6.75%. Total interest expense incurred on the 2013 Golub Loan for fiscal 2015 was $6.8 million.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date as of April 1, 2017. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of April 1, 2017 and March 26, 2016 was $33.3 million and $48.8 million, respectively. Total interest expense incurred in the fiscal year ended April 1, 2017 on the June 2015 Wells Fargo Revolver was $1.5 million and the weighted average interest rate for the fiscal year ended April 1, 2017 was 1.9%. Total interest expense incurred in the fiscal year ended March 26, 2016 on the June 2015 Wells Fargo Revolver was $0.9 million, and the weighted average interest rate for the fiscal year ended March 26, 2016 was 1.7%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the fiscal year ended April 1, 2017 on the 2015 Golub Term Loan was $11.2 million and the weighted average interest rate for the fiscal year ended April 1, 2017 was 5.5%. Total interest expense incurred in the fiscal year ended March 26, 2016 on the 2015 Golub Term Loan was $8.3 million, and the weighted average interest rate for the fiscal year ended March 26, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio as of April 1, 2017 of 4.25:1.00. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changes the maximum Consolidated Total Net Leverage Ratio requirements to 4.75:1.00 as of July 1, 2017, stepping down to 4.50:1.00 as of December 30, 2017 and 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of April 1, 2017, the fair value of these embedded derivatives was estimated and was not significant.

As of April 1, 2017, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $8.0 million as of April 1, 2017 compared to $7.2 million as of March 26, 2016.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	April 1,	March 26,	March 28,
	2017	2016	2015
	(In thousands)
Net cash provided by/(used in):
Operating activities	$41,151	$32,929	$11,508
Investing activities	(23,598)	(182,668)	(14,074)
Financing activities	(16,713)	155,486	2,896
Net increase in cash	$840	$5,747	$330

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items including depreciation, amortization and stock‑based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $41.2 million for the fiscal year ended April 1, 2017. The significant components of cash flows provided by operating activities were net income of $14.2 million, the add-back of non-cash depreciation and amortization expense of $16.7 million, stock-based compensation expense of $3.0 million, and amortization and write-off of debt issuance fees and debt discount of $1.1 million. Other liabilities, accounts payable and accrued expenses and other current liabilities increased by $15.2 million due to the timing of payments. The above was partially offset by an increase in inventories of $12.8 million due to the growth of the company and an increase in prepaid expenses and other current assets of $3.8 million due to the timing of payments.

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

Investing activities

Cash used in investing activities consists primarily of purchases of property and equipment but also includes funds used to effect business combinations and asset acquisitions made by the Company.

Net cash used in investing activities was $23.6 million for fiscal 2017, which was primarily attributable to purchases of property and equipment during the period for $22.3 million and acquisition of Country Outfitter assets for $1.3 million.

Net cash used in investing activities was $182.7 million for fiscal 2016, which was attributable to the Sheplers Acquisition, net of cash acquired, for $146.5 million and purchases of property and equipment during the period for $36.1 million.

Financing activities

Cash provided by financing activities consists primarily of advances and repayments on our term loan and credit facility.

Net cash used in financing activities was $16.7 million for fiscal 2017. We reduced our line of credit borrowings by $15.5 million and repaid $2.4 million on our debt and capital lease obligations during the period. We also received $1.3 million from the exercise of stock options.

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

As of April 1, 2017, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years

Capital lease and financing transaction obligations	$13,420	$1,273	$2,603	$3,992	$5,552
Operating lease obligations	187,940	33,845	56,803	63,507	33,785
Debt and line of credit (1)	229,774	2,000	4,000	223,774	—
Interest expense on debt (1)	48,688	11,689	23,048	13,951	—
Total	$479,822	$48,807	$86,454	$305,224	$39,337

(1)

Contractual obligations associated with the Company’s interest expense, debt and line of credit reflect the revised maturity date and increase to the aggregate revolving credit facility on the June 2015 Wells Fargo Revolver as a result of the 2017 Wells Amendment discussed above and in Note 8, “Revolving Credit Facilities and Long-Term Debt”.

Capital lease obligations relate to property and equipment leases that expire at various dates through fiscal 2024. The financing transaction obligation relates to the acquisition of two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. The financing transaction lease expires in fiscal 2028 and includes renewal options and certain default provisions requiring us to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment.

We lease our stores, facilities and certain other equipment under non-cancelable operating leases. These include recently acquired operating leases as part of the Sheplers Acquisition, expire at various dates through fiscal 2031, and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. They also generally contain renewal provisions for varying periods. Our future operating lease obligations would change if we were to exercise these renewal provisions or if we were willing to enter into additional operating leases.

Debt consists of $196.5 million outstanding under our 2015 Golub Term Loan and $33.3 million outstanding under our June 2015 Wells Fargo Revolver as of April 1, 2017. Our 2015 Golub Term Loan provides for regularly scheduled principal payments that began on September 25, 2015. Payments with respect to the June 2015 Wells Fargo Revolver are due on June 29, 2020.

Interest expense on debt consists of scheduled interest payments under our 2015 Golub Term Loan and June 2015 Wells Fargo Revolver. The interest expense relating to our 2015 Golub Term Loan was calculated using a 5.50% interest rate applied to the term loan balance of $196.5 million as of April 1, 2017, and a 5.50% interest rate applied to the respective balance of the term loan for each period thereafter. The interest expense relating to our June 2015 Wells Fargo Revolver was determined using a calculated weighted average interest rate of 2.01% applied to the revolving line of credit balance of $33.3 million on April 1, 2017, the last day of the fiscal year.

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

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in our financial statements have not been materially impacted by such variances. Our accounting policies are more fully described in Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Management has discussed the development and selection of these critical accounting policies and estimates with our board of directors.

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

We reserve for projected merchandise returns based upon historical experience and various other assumptions that we believe to be reasonable. Customers can return merchandise purchased in‑store within 30 days of the original purchase date, return merchandise purchased at bootbarn.com and countryoutfitter.com within 60 days of the original purchase date, and return Sheplers E-commerce merchandise within 90 days of the original purchase date. Merchandise returns are often resalable merchandise and the purchase price is generally refunded by issuing the same tender used in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating our sales returns reserve. We record the impact of adjustments to our sales return reserve quarterly within total net sales. Should the returns rate as a percentage of net sales significantly change in future periods, it could have a material impact on our results of operations.

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

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or net realizable value. Cost is determined on the first‑in, first‑out method and includes the cost of merchandise and import related costs, including freight, duty and agent commissions.

During each accounting period, we record adjustments to our inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount that we expect to realize from the ultimate sale or disposal of the inventory. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. This adjustment calculation requires us to make assumptions and estimates, which are based on factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate.

To the extent that management’s estimates differ from actual results, additional markdowns may be required that could reduce our gross profit, operating income and the carrying value of inventories.

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

Goodwill, intangible and long‑lived assets

Goodwill and indefinite lived intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets with indefinite lives include the Boot Barn trademark that was acquired as part of the Recapitalization, the Sheplers trademark acquired as part of the Sheplers Acquisition, the cost to register the Boot Barn trademark in Hong Kong as part of our Boot Barn International (Hong Kong) Limited subsidiary, and the www.countryoutfitter.com website trademark we acquired as part of our asset acquisition in February of fiscal 2017. We test goodwill and indefinite lived intangible assets for impairment at least annually on the first day of the fourth quarter or more frequently if indicators of impairment exist, in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other. This guidance provides us the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (a “Step 0” analysis). If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform “Step 1” of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

If we proceed to conduct a two-step goodwill impairment test, the first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. We evaluate the fair value of the reporting unit by using market based analysis to review market capitalization and by reviewing a discounted cash flow analysis using management’s assumptions. Our entire operations represent one reporting unit. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss.

Definite‑lived intangible assets and long‑lived assets. Definite‑lived intangible assets consist of certain trademarks, customer lists, non‑compete agreements, and below‑market leases. Definite‑lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight‑line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for non‑compete agreements is four to five years, customer lists is three to five years, and below‑market leases is four to 19 years.

Long‑lived assets consist of leasehold improvements, machinery and equipment, furniture and fixtures, software and vehicles. Long‑lived assets are subject to depreciation and amortization. We assess potential impairment of our definite‑lived intangible assets and long‑lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current‑period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements (“ASC 820”).

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long‑lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected by additional impairment charges.

Stock‑based compensation

We account for employee stock options, restricted stock awards and restricted stock units in accordance with relevant authoritative literature. Stock options are granted with exercise prices equal to or greater than the market value, as reported on the New York Stock Exchange (or on any other national securities exchange on which our common stock is then listed) on the date of grant as authorized by our board of directors. Stock options granted have five year vesting provisions. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black‑Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized the simplified method to estimate the expected life of the options. We base the risk‑free interest rate on the yield of a zero‑coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. We estimate the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption, we considered a number of factors, including the entity’s life cycle stage, growth profile, size, financial leverage and products offered. Stock‑based compensation cost is measured at the grant date based on the value of the award, net of estimated forfeitures, and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statement of operations. See Note 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our tax disclosures.

Recent accounting pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. This accounting standard will be effective for the Company beginning in the quarter ending July 1, 2017 and will be adopted prospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. This accounting standard will be effective for the Company beginning in the quarter ending July 1, 2017 and the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, included in ASC Topic 805, Business Combinations, which revises the definition of a business and provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The revised definition clarifies that outputs must be the result of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The guidance will be effective for the Company's annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted the new definition of a business during the fourth quarter of fiscal 2017, and it did not have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of April 1, 2017, we had $33.3 million in outstanding borrowings under our revolving credit facility and $196.5 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance as of April 1, 2017 would be approximately $2.3 million.

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

Irvine, California

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. (formerly WW Top Investment Corporation) and subsidiaries (the “Company”) as of April 1, 2017 and March 26, 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 1, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boot Barn Holdings, Inc. and subsidiaries as of April 1, 2017 and March 26, 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Costa Mesa, California

June 6, 2017

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	April 1,	March 26,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$8,035	$7,195
Accounts receivable, net	4,354	4,131
Inventories	189,096	176,335
Prepaid expenses and other current assets	22,818	15,558
Total current assets	224,303	203,219
Property and equipment, net	82,711	76,076
Goodwill	193,095	193,095
Intangible assets, net	64,511	64,861
Other assets	961	2,075
Total assets	$565,581	$539,326
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$33,274	$48,815
Accounts payable	77,482	66,553
Accrued expenses and other current liabilities	35,983	35,896
Current portion of notes payable, net	1,062	1,035
Total current liabilities	147,801	152,299
Deferred taxes	20,961	12,255
Long-term portion of notes payable, net	191,517	192,579
Capital lease obligations	7,825	8,272
Other liabilities	17,568	12,431
Total liabilities	385,672	377,836

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; April 1, 2017 - 100,000 shares authorized, 26,575 shares issued; March 26, 2016 - 100,000 shares authorized, 26,354 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	142,184	137,893
Retained earnings	37,791	23,594
Less: Common stock held in treasury, at cost, 14 and 4 shares at April 1, 2017 and March 26, 2016, respectively	(69)	—
Total stockholders’ equity	179,909	161,490
Total liabilities and stockholders’ equity	$565,581	$539,326

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 1,	March 26,	March 28,
	2017	2016	2015

Net sales	$629,816	$569,020	$402,684
Cost of goods sold	439,930	396,317	267,907
Amortization of inventory fair value adjustment	—	(500)	—
Total cost of goods sold	439,930	395,817	267,907
Gross profit	189,886	173,203	134,777
Operating expenses:
Selling, general and administrative expenses	152,068	142,078	99,341
Acquisition-related expenses	—	891	—
Total operating expenses	152,068	142,969	99,341
Income from operations	37,818	30,234	35,436
Interest expense, net	14,699	12,923	13,291
Other income, net	—	—	51
Income before income taxes	23,119	17,311	22,196
Income tax expense	8,922	7,443	8,466
Net income	14,197	9,868	13,730
Net income attributed to non-controlling interest	—	—	4
Net income attributed to Boot Barn Holdings, Inc.	$14,197	$9,868	$13,726

Earnings per share:
Basic shares	$0.54	$0.38	$0.56
Diluted shares	$0.53	$0.37	$0.54
Weighted average shares outstanding:
Basic shares	26,459	26,170	22,126
Diluted shares	26,939	26,955	22,888

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Total
Balance at March 29, 2014	18,929	$2	$78,834	$1,652	—	$—	$4,087	$84,575
Net income	—	—	—	13,726	—	—	4	13,730
Dividend paid	—	—	(39,648)	(1,652)	—	—	—	(41,300)
Reorganization and issuance of stock	1,000	—	4,091	—	—	—	(4,091)	—
Issuance of stock in initial public offering, net of costs	5,750	1	82,223	—	—	—	—	82,224
Issuance of restricted stock awards	30	—	—	—	—	—	—	—
Stock options exercised	115	—	464	—	—	—	—	464
Federal and state income tax deducted on stock options	—	—	681	—	—	—	—	681
Stock-based compensation expense	—	—	2,048	—	—	—	—	2,048
Balance at March 28, 2015	25,824	$3	$128,693	$13,726	—	$—	$—	$142,422
Net income	—	—	—	9,868	—	—	—	9,868
Stock options exercised	530	—	2,698	—	—	—	—	2,698
Shares forfeited, held in treasury	—	—	—	—	(4)	—	—	—
Excess tax benefit	—	—	3,621	—	—	—	—	3,621
Stock-based compensation expense	—	—	2,881	—	—	—	—	2,881
Balance at March 26, 2016	26,354	$3	$137,893	$23,594	(4)	$—	$—	$161,490
Net income	—	—	—	14,197	—	—	—	14,197
Issuance of common stock related to stock-based compensation	221	—	1,275	—	(3)	—	—	1,275
Tax withholding for net share settlement	—	—	—	—	(7)	(69)	—	(69)
Excess tax deficiency related to stock-based compensation	—	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	3,023	—	—	—	—	3,023
Balance at April 1, 2017	26,575	$3	$142,184	$37,791	(14)	$(69)	$—	$179,909

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	April 1,	March 26,	March 28,
	2017	2016	2015

Cash flows from operating activities
Net income	$14,197	$9,868	$13,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,555	11,480	6,615
Stock-based compensation	3,023	2,881	2,048
Excess tax benefit	—	(3,621)	(681)
Amortization of intangible assets	2,155	2,536	2,592
Amortization and write-off of debt issuance fees and debt discount	1,145	2,274	3,684
Loss on disposal of property and equipment	367	463	134
Store impairment charge	1,164	—	—
Accretion of above market leases	(36)	(72)	(149)
Deferred taxes	6,175	981	1,402
Amortization of inventory fair value adjustment	—	(500)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(223)	1,524	(1,672)
Inventories	(12,761)	(16,087)	(26,610)
Prepaid expenses and other current assets	(3,805)	7,543	(1,667)
Other assets	5	(2,713)	(362)
Accounts payable	10,501	6,835	7,364
Accrued expenses and other current liabilities	(483)	5,068	3,298
Other liabilities	5,172	4,469	1,782
Net cash provided by operating activities	$41,151	$32,929	$11,508
Cash flows from investing activities
Purchases of property and equipment	(22,293)	(36,127)	(14,074)
Acquisition of business or assets, net of cash acquired	(1,305)	(146,541)	—
Net cash used in investing activities	$(23,598)	$(182,668)	$(14,074)
Cash flows from financing activities
Borrowings/(payments) on line of credit - net	(15,541)	32,615	(12,424)
Proceeds from loan borrowings	—	200,938	104,938
Repayments on debt and capital lease obligations	(2,378)	(77,899)	(130,326)
Debt issuance fees	—	(6,487)	(1,361)
Net proceeds from initial public offering	—	—	82,224
Tax withholding payments for net share settlement	(69)	—	—
Excess tax benefits from stock options	—	3,621	681
Proceeds from the exercise of stock options	1,275	2,698	464
Dividends paid	—	—	(41,300)
Net cash (used in)/provided by financing activities	$(16,713)	$155,486	$2,896
Net increase in cash and cash equivalents	840	5,747	330
Cash and cash equivalents, beginning of period	7,195	1,448	1,118
Cash and cash equivalents, end of period	$8,035	$7,195	$1,448

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,192	$3,296	$8,297
Cash paid for interest	$13,646	$10,333	$11,167
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,421	$1,992	$1,374
Equipment acquired through capital lease	$—	$38	$36

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 26,561,523 and 26,349,387 outstanding shares of common stock as of April 1, 2017 and March 26, 2016, respectively, with 13,435,387 shares of common stock held by Freeman Spogli & Co. as of both April 1, 2017 and March 26, 2016. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 219 stores in 31 states as of April 1, 2017, 208 stores in 29 states as of March 26, 2016 and 169 stores in 26 states as of March 28, 2015. As of the fiscal year ending April 1, 2017, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

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

Fiscal Year

The Company reports its results of operations and cash flows on a 52‑ or 53‑week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The years ended March 26, 2016 (“fiscal 2016”) and March 28, 2015 (“fiscal 2015”) each consisted of 52 weeks. The year ended April 1, 2017 (“fiscal 2017”) consisted of 53 weeks.

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

Accounts Receivable

The Company’s accounts receivable consist of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co‑operative arrangements. The Company’s allowance for doubtful accounts was less than $0.1 million for both the fiscal years ending April 1, 2017 and March 26, 2016.

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

The Company recorded fair value adjustments to reflect the acquired cost of inventory related to its acquisitions of Baskins and Sheplers. These amounts were amortized over the period that the related inventory was sold. Amortization of the acquired cost of inventory was zero for both fiscal 2017 and fiscal 2015, and $0.5 million for fiscal 2016.

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

Property and Equipment, net

Property and equipment consists of leasehold improvements, machinery and equipment, furniture and fixtures, software and vehicles. Property and equipment is subject to depreciation and is recorded at cost less accumulated depreciation. Expenditures for major remodels and improvements are capitalized while minor replacements, maintenance and repairs that do not improve or extend the life of such assets are charged to expense. Gains or losses on disposal of fixed assets, when applicable, are reflected in operations. Depreciation is computed using the straight‑line method over the estimated useful lives, ranging from five to ten years. Machinery and equipment is depreciated over five years. Furniture and fixtures are depreciated over seven years. Software and vehicles are depreciated over five years. Leasehold improvements are depreciated over the shorter of the terms of the leases or ten years.

Goodwill and Indefinite‑Lived Intangible Assets

Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is tested for impairment at least annually as of the first day of the fourth fiscal quarter or more frequently if indicators of impairment exist, in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other. This guidance provides the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (a “Step 0” analysis). If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs “Step 1” of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

If the Company proceeds to conduct a two‑step goodwill impairment test, the first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. Management evaluates the fair value of the reporting unit using a market‑based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. The Company’s entire operations represent one reporting unit. The Company determines the fair value of its reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test, which involves comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss. The Company concluded that there was no impairment of goodwill during fiscal 2017, 2016 or 2015.

Intangible assets with indefinite lives, which include the Boot Barn, Sheplers and Country Outfitter trademarks, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite‑lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value, an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2017, 2016 or 2015.

Definite‑Lived Intangible Assets

Definite‑lived intangible assets consist of certain trademarks, customer lists, non‑compete agreements, and below‑market leases. Definite‑lived intangible assets are amortized utilizing the straight‑line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for customer lists is three to five years, non‑compete agreements is four to five years and below‑market leases is four to 19 years.

Long‑Lived Assets

Long‑lived assets consist of property and equipment and definite‑lived intangible assets. The Company assesses potential impairment of its long‑lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements. During fiscal 2017, the Company recorded an asset impairment charge of $1.2 million related to three of its stores. Long-lived assets held and used with a carrying value of $1.5 million were written down to their fair value of $0.3 million, resulting in an asset impairment charge of $1.2 million. The fair values of these three locations were calculated based on the projected discounted cash flows at a similar rate that would be used by market participants in valuing these assets or prices of similar assets. There were no impairments of long‑lived assets during fiscal 2016 or 2015.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $1.5 million, $1.3 million, and $0.7 million as of fiscal 2017, 2016 and 2015, respectively and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The following table provides a reconciliation of the activity related to the Company’s sales returns reserve:

Sales Returns Reserve	Fiscal Year Ended
	April 1,	March 26,	March 28,
(In thousands)	2017	2016	2015
Beginning balance	$1,319	$687	$430
Provisions	30,624	29,597	17,689
Sales returns	(30,399)	(28,965)	(17,432)
Ending balance	$1,544	$1,319	$687

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365‑day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue and as an adjustment to net sales. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $2.1 million and $2.0 million as of April 1, 2017 and March 26, 2016, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	April 1,	March 26,	March 28,
(In thousands)	2017	2016	2015
Beginning balance	$1,975	$1,971	$1,950
Current year provisions	6,782	5,718	4,996
Current year award redemptions	(6,697)	(5,714)	(4,975)
Ending balance	$2,060	$1,975	$1,971

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

Advertising Costs

Certain advertising costs, including pay-per-click, direct mail, television and radio promotions, event sponsorship, in‑store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $0.4 million and $0.6 million as of April 1, 2017 and March 26, 2016, respectively. All other advertising costs are expensed as incurred. The Company recognized $24.7 million, $22.0 million and $11.5 million in advertising costs during fiscal 2017, 2016 and 2015, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for the fiscal years ended April 1, 2017 or March 26, 2016.

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

Cash and cash equivalents, accounts receivable and accounts payable are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified as Level 2 or Level 3 even though there may be certain significant inputs that are readily observable. The Company believes that the recorded value of its financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or duration.

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 8 “Revolving credit facilities and long‑term debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements as of April 1, 2017 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 38% of net sales in fiscal 2017 and fiscal 2016, and approximately 40% of net sales in fiscal 2015.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. This accounting standard will be effective for the Company beginning in the quarter ending July 1, 2017 and will be adopted prospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. This accounting standard will be effective for the Company beginning in the quarter ending July 1, 2017 and the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, included in ASC Topic 805, Business Combinations, which revises the definition of a business and provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The revised definition clarifies that outputs must be the result of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The guidance will be effective for the Company's annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted the new definition of a business during the fourth quarter of fiscal 2017, and it did not have a material impact on its consolidated financial statements.

3. Asset Acquisition and Business Combination

Asset Acquisition

On February 16, 2017, Sheplers Inc., a wholly owned subsidiary of Boot Barn Holdings, Inc., entered into an asset purchase agreement with Acumen Brands, Inc., who owned and historically operated as one of its unincorporated business divisions a multi-faceted e-commerce retail business under the “Country Outfitter” name. As a result of the asset purchase agreement, Sheplers Inc. purchased the rights and interest in the www.countryoutfitter.com website and social media accounts along with a customer email list (collectively the “Country Outfitter Asset Acquisition”). The cash consideration paid for the Country Outfitter Asset Acquisition was $1.3 million.

In allocating the purchase price, the Company recorded all assets acquired and liabilities assumed at fair value. As the acquisition did not meet the definition of a business combination under ASC 805, the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets.

The Company determined the estimated fair values using Level 3 inputs after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The trade name was valued using the relief from royalty method, the customer list was valued using the cost approach, and the merchandise credits were valued using the cost build-up approach. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation:

At February 16, 2017
(in thousands)
Assets acquired:
Intangible - trade name	$1,300
Intangible - customer list	506
Total assets acquired	$1,806

Liabilities assumed:
Other liability - merchandise credits	$501
Total liabilities assumed	501
Net Assets acquired	$1,305

The acquired trade name is an indefinite-lived intangible asset. The period of amortization for the acquired customer list is based on the estimated attrition rate of three years, consistent with the valuation of the Company’s other customer list intangible assets.

Business Combination

In allocating the purchase price of the following acquisition, the Company recorded all assets acquired and liabilities assumed at fair value. The excess of the purchase price over the aggregate fair values was recorded as goodwill. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition.

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

The valuation on acquired intangible assets for the acquisition were completed based on Level 3 inputs. The acquired trademarks, customer lists, and below‑market leases are subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements.

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

	Fiscal Year Ended
	March 26,	March 28,
	2016	2015
(in thousands)
As adjusted net sales	$601,952	$559,950
As adjusted net income	$6,449	$13,162

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of March 28, 2015	$93,097
Goodwill as a result of the Sheplers Acquisition	99,998
Balance as of March 26, 2016	193,095
Activity during fiscal 2017	—
Balance as of April 1, 2017	$193,095

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 1,	March 26,
	2017	2016
Prepaid rent and property taxes	$3,350	$—
Prepaid advertising	396	570
Prepaid insurance	1,051	1,052
Deferred taxes	9,790	6,150
Income tax receivable	5,677	5,869
Debt issuance costs	572	752
Other	1,982	1,165
Total prepaid expenses and other current assets	$22,818	$15,558

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	April 1,	March 26,
	2017	2016
Land	$2,530	$2,530
Buildings	7,998	7,998
Leasehold improvements	50,240	42,190
Machinery and equipment	19,101	13,433
Furniture and fixtures	36,948	31,462
Construction in progress	3,418	2,427
Vehicles	941	919
	121,176	100,959
Less: Accumulated depreciation	(38,465)	(24,883)
Property and equipment, net	$82,711	$76,076

Depreciation expense was $14.6 million, $11.5 million, and $6.6 million for fiscal years 2017, 2016 and 2015, respectively. Amortization related to assets under capital leases is included in the above depreciation expense (see Note 11 “Leases”).

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	April 1, 2017
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$4,694	$(3,810)	$884	4.6
Non-compete agreements	990	(915)	75	4.8
Below-market leases	4,918	(2,043)	2,875	11.6
Total definite lived	10,602	(6,768)	3,834
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$71,279	$(6,768)	$64,511

	March 26, 2016
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$7,788	$(6,172)	$1,616	4.9
Non-compete agreements	1,290	(968)	322	4.9
Below-market leases	5,248	(1,702)	3,546	9.4
Total definite lived	14,326	(8,842)	5,484
Trademarks—indefinite lived	59,377	—	59,377
Total intangible assets	$73,703	$(8,842)	$64,861

Amortization expense for intangible assets totaled $2.2 million, $2.5 million and $2.6 million for fiscal 2017, 2016 and 2015, respectively, and is included in selling, general and administrative expenses.

As of April 1, 2017, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)

2018	$1,128
2019	624
2020	477
2021	308
2022	215
Thereafter	1,082
Total	$3,834

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 1,	March 26,
	2017	2016
Accrued compensation	$6,530	$6,304
Deferred revenue	8,038	7,073
Sales tax liability	5,304	4,526
Accrued interest	35	205
Sales reward redemption liability	2,060	1,975
Capital leases-short term	447	378
Other	13,569	15,435
Total accrued expenses	$35,983	$35,896

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date as of April 1, 2017. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of April 1, 2017 and March 26, 2016 was $33.3 million and $48.8 million, respectively. Total interest expense incurred in the fiscal year ended April 1, 2017 on the June 2015 Wells Fargo Revolver was $1.5 million, and the weighted average interest rate for the fiscal year ended April 1, 2017 was 1.9%. Total interest expense incurred in the fiscal year ended March 26, 2016 on the June 2015 Wells Fargo Revolver was $0.9 million, and the weighted average interest rate for the fiscal year ended March 26, 2016 was 1.7%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the fiscal year ended April 1, 2017 on the 2015 Golub Term Loan was $11.2 million, and the weighted average interest rate for the fiscal year ended April 1, 2017 was 5.5%. Total interest expense incurred in the fiscal year ended March 26, 2016 on the 2015 Golub Term Loan was $8.3 million, and the weighted average interest rate for the fiscal year ended March 26, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The terms of the 2015 Golub Term Loan require the Company to maintain, on a consolidated basis, a maximum Consolidated Total Net Leverage Ratio as of April 1, 2017 of 4.25:1.00. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changes the maximum Consolidated Total Net Leverage Ratio requirements to 4.75:1.00 as of July 1, 2017, stepping down to 4.50:1.00 as of December 30, 2017 and 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of April 1, 2017, the fair value of these embedded derivatives was estimated and was not significant.

Debt Issuance Costs and Debt Discount

The Company paid $1.4 million of transaction fees in connection with the February 2015 Wells Fargo Credit Facility. These transaction fees were paid to both Wells Fargo and other advisors via a reduction in the proceeds from the February 2015 Wells Fargo Credit Facility and were accounted for as debt issuance costs and a debt discount at March 26, 2016. On June 29, 2015, the note payable was repaid when the new financing was obtained, and the $1.4 million remaining debt issuance costs and debt discounts were written off to interest expense.

Debt issuance costs totaling $0.9 million were incurred under the June 2015 Wells Fargo Revolver and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.6 million and $0.8 million as of April 1, 2017 and March 26, 2016, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $5.6 million were incurred under the 2015 Golub Term Loan and are included as a reduction of the current and non-current note payable on the consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $3.9 million and $4.9 million as of April 1, 2017 and March 26, 2016, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	April 1,	March 26,
	2017	2016
(in thousands)
Term Loan	$196,500	$198,500
Unamortized value of the debt issuance costs and debt discount	(3,921)	(4,886)
Net carrying value	$192,579	$193,614

Total amortization expense of $1.1 million and $0.8 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the fiscal year ended April 1, 2017 and March 26, 2016, respectively.

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

Aggregate contractual maturities

Aggregate contractual maturities for the Company’s long-term debt as of April 1, 2017 are as follows:

Fiscal Year	(in thousands)

2018	$2,000
2019	2,000
2020	2,000
2021	2,000
2022	188,500
Total	$196,500

9. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of April 1, 2017, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. As of April 1, 2017, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors. Restricted stock units vest over service periods of one or five years, as determined by the Compensation Committee of the Board of Directors.

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

Stock Options

During fiscal 2017, the Company granted certain members of management options to purchase a total of 560,892 shares under the 2014 Plan. The total grant date fair value of stock options granted during fiscal 2017 was $1.5 million, with grant date fair values ranging from $2.50 to $2.95 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $7.11 and $8.38 per share.

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

Stock price	$16.00
Exercise price	$16.00
Expected option term	6.0	years
Expected volatility	55.0%
Risk-free interest rate	1.8%
Expected annual dividend yield	0%

The fair values of stock options granted in fiscal 2017, 2016 and 2015 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	April 1,				March 26,				March 28,
	2017				2016				2015
Expected option term(1)			5.5	years			5.5	years			5.5	years
Expected volatility factor(2)	35.8%	-	36.0%		33.3%	-	36.7%		37.0%	-	56.2%
Risk-free interest rate(3)			1.4%		1.3%	-	1.8%		1.4%	-	2.0%
Expected annual dividend yield(4)			0%				0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)

Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.

(3)	The risk‑free interest rate is determined using the rate on treasury securities with the same term.
(4)	The Company’s board of directors does not plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

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

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in‑the‑money stock options outstanding at the end of each fiscal period. The following table summarizes the stock award activity for the fiscal year ended April 1, 2017:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price(1)	Life (in Years)	Value
				(in thousands)
Outstanding at March 26, 2016	2,447,133	$9.87
Granted	560,892	$7.38
Exercised	(210,177)	$6.05		$1,208
Cancelled, forfeited or expired	(254,188)	$13.27
Outstanding at April 1, 2017	2,543,660	$9.29	5.9	$6,475
Vested and expected to vest after April 1, 2017	2,543,660	$9.29	5.9	$6,475
Exerciseable at April 1, 2017	1,395,160	$7.64	5.4	$4,463

(1)

The grant date weighted-average exercise price reflects the reduction of the exercise price by $2.00 per share for the 1,918,550 unvested options that were part of the April 2014 dividend discussed above.

A summary of the status of non-vested stock options as of April 1, 2017 and changes during fiscal 2017 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 26, 2016	1,335,103	$5.82
Granted	560,892	$2.60
Vested	(535,199)	$4.41
Nonvested shares forfeited	(212,296)	$6.16
Nonvested at April 1, 2017	1,148,500	$4.84

Restricted Stock

During fiscal 2017, the Company granted 136,732 restricted stock units to various employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2017 totaled $1.1 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock‑based compensation expense was $3.0 million, $2.9 million and $2.0 million for fiscal 2017, 2016 and 2015, respectively. Stock-based compensation expense of $0.5 million, $0.4 million and $0.4 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2017, 2016 and 2015, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of April 1, 2017, there was $4.2 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.77 years. As of April 1, 2017, there was $1.8 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 3.54 years.

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

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations, among other things.  On April 10, 2017, the Company reached a settlement with the employees for an amount that is not material to the consolidated financial statements. The amount of the settlement has been accrued as of April 1, 2017.

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

11. Leases

Operating Leases

The following is a schedule by year of non‑cancelable future minimum rental payments under operating leases as of April 1, 2017 (in thousands):

	Related	All
	party(1)	other	Total
2018	$101	$33,744	$33,845
2019	—	30,184	30,184
2020	—	26,619	26,619
2021	—	25,314	25,314
2022	—	21,276	21,276
Thereafter	—	50,702	50,702
Total	$101	$187,839	$187,940

(1)	See Note 14 “Related Party Transactions”.

Minimum rent payments consist primarily of future minimum lease commitments related to store operating leases. Minimum lease payments do not include common area maintenance, insurance or tax payments. Rent expense related to operating leases was $41.3 million, $38.1 million and $27.3 million for the fiscal years ended April 1, 2017, March 26, 2016 and March 28, 2015, respectively, and includes common area maintenance and contingent rent payments.

Capital Leases and Financing Transactions

As of April 1, 2017, the Company had non‑cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of April 1, 2017 totals $0.9 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease expires in fiscal 2028 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of April 1, 2017 totals $7.4 million.

The total liability under capital lease and financing transactions as of April 1, 2017 is $8.3 million and is included as capital lease obligations in the consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the consolidated balance sheets. The interest rates range from 6.1% to 11.0%.

As of April 1, 2017, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)

2018	$1,273
2019	1,296
2020	1,307
2021	1,331
2022	1,356
Thereafter	6,857
Total	13,420
Less: Imputed interest	(5,148)
Present value of capital leases and financing transaction	8,272
Less: Current capital leases and financing transaction	(447)
Noncurrent capital leases and financing transaction	$7,825

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	April 1,	March 26,
	2017	2016
(in thousands)
Buildings	$7,588	$7,588
Land	2,530	2,530
Site Improvements	410	410
Equipment	63	63
Property and equipment, gross	10,591	10,591
Less: accumulated depreciation	(1,272)	(551)
Property and equipment, net	$9,319	$10,040

Other liabilities, which relate to long‑term lease liabilities, are as follows:

	April 1,	March 26,
(in thousands)	2017	2016
Above-market leases	$9	$45
Long-term deferred rent	13,591	8,418
Capital lease residual value	3,968	3,968
Total other liabilities	$17,568	$12,431

12. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides a matching contribution for all employees that work a minimum of 1,000 hours per year. Contributions to the plan are based on certain criteria as defined in the agreement, governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $0.6 million, $0.4 million and $0.4 million, for fiscal 2017, 2016, and 2015, respectively.

13. Income Taxes

Income tax expense consisted of the following:

	Fiscal Year Ended
	April 1,	March 26,	March 28,
(in thousands)	2017	2016	2015
Current:
Federal	$2,274	$2,533	$6,542
State	464	1,105	1,203
Foreign	8	8	—
Total current	2,746	3,646	7,745
Deferred:
Federal	5,946	3,736	1,461
State	231	65	(740)
Foreign	(1)	(4)	—
Total deferred	6,176	3,797	721
Total income tax expense	$8,922	$7,443	$8,466

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	April 1,	March 26,	March 28,
	2017	2016	2015
Expected provision at statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.0	4.7	3.7
Change in tax rates	(1.2)	1.0	0.5
State credits	—	—	—
Acquisition costs	—	1.8	—
Permanent items	0.3	1.7	—
Other	1.5	(1.2)	(1.1)
Effective tax rate	38.6%	43.0%	38.1%

Differences between the effective tax rate and the statutory rate relate primarily to state taxes and permanent items.

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax liabilities as of April 1, 2017 and March 26, 2016 consisted of the following (in thousands):

	April 1	March 26,
	2017	2016
Deferred tax assets:
State taxes	$237	$232
Accrued liabilities	3,479	2,909
Award program liabilities	782	768
Deferred revenue	1,233	731
Inventory	3,421	2,602
Stock options	2,574	1,960
Net operating loss carryforward	7,232	11,611
Other	584	510
Total deferred tax assets	19,542	21,323
Deferred tax liabilities:
Depreciation and amortization	(29,551)	(25,531)
Prepaid expenses	(926)	(784)
Total deferred tax liabilities	(30,477)	(26,315)
Valuation allowance	(235)	—
Deferred income taxes, net	$(11,170)	$(4,992)

As of April 1, 2017, the Company has net operating loss carryforwards for federal and state tax purposes of $15.6 million and $15.1 million, respectively. These net operating loss carryforwards expire at various dates beginning in 2018.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is required for state net operating losses and credits it expects to expire unused. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company applies ASC 740, which contains a two‑step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At April 1, 2017 and March 26, 2016, no amounts were necessary to be recorded for any unrecognized tax liabilities nor any tax benefits.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of April 1, 2017 and March 26, 2016.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2012 through 2016 returns are subject to examination by the U.S. federal and various state tax authorities.

14. Related Party Transactions

During fiscal 2017, the Company had capital expenditures with a specialty retail vendor in the flooring market that as of April 1, 2017 is 30.3% owned by Freeman Spogli, our majority stockholder. These capital expenditures amounted to $0.2 million in fiscal 2017 and were recorded as property and equipment, net on the consolidated balance sheet. There were no costs incurred with this vendor in the prior year period.

The Company was party to a lease agreement for a store owned by one minority stockholder of the Company for the fiscal years ended March 26, 2016 and March 28, 2015. The Company paid $0.2 million for this lease during each of the fiscal years ended March 26, 2016 and March 28, 2015. These lease payments were included in cost of goods sold in the consolidated statements of operations. As of April 1, 2017, the individual party to the lease was no longer a minority stockholder of the Company and therefore not a related party.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2017, 2016 and 2015 are as follows:

	Fiscal Year Ended
	April 1,	March 26,	March 28,
	2017	2016	2015
(in thousands, except per share data)
Net income attributed to Boot Barn Holdings, Inc.	$14,197	$9,868	$13,726
Less: Cash payment to holders of vested options	—	—	(1,443)
Net income available for common stockholders	$14,197	$9,868	$12,283
Weighted average basic shares outstanding	26,459	26,170	22,126
Dilutive effect of options and restricted stock	480	785	762
Weighted average diluted shares outstanding	26,939	26,955	22,888
Basic earnings per share	$0.54	$0.38	$0.56
Diluted earnings per share	$0.53	$0.37	$0.54

Options to purchase approximately 694,278,  476,333, and 425,431 shares of common stock during the fiscal years ended April 1, 2017, March 26, 2016 and March 28, 2015 were outstanding, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

16. Quarterly Financial Information (Unaudited)

The tables below set forth selected quarterly financial data for each of the last two fiscal years.

	Fiscal 2017				Fiscal 2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except select store data)	quarter	quarter	quarter	quarter	quarter	quarter	quarter	quarter
Net sales	$163,003	$199,431	$133,969	$133,414	$149,466	$193,842	$129,712	$96,000
Gross profit	49,328	63,363	36,446	40,750	42,372	64,179	35,873	30,779
Income (loss) from operations	8,063	20,863	4,443	4,450	5,617	20,193	(411)	4,835
Net income (loss)	2,588	10,507	479	624	1,012	9,928	(3,343)	2,271

Earnings/(loss) per share:
Basic shares	$0.10	$0.40	$0.02	$0.02	$0.04	$0.38	$(0.13)	$0.09
Diluted shares	$0.10	$0.39	$0.02	$0.02	$0.04	$0.37	$(0.13)	$0.08
Weighted average shares outstanding:
Basic shares	26,535	26,495	26,427	26,373	26,329	26,326	26,159	25,865
Diluted shares	27,068	27,165	26,897	26,616	26,630	26,871	26,159	26,973

Percentage of net sales:
Gross profit	30.3%	31.8%	27.2%	30.5%	28.3%	33.1%	27.7%	32.1%
Income (loss) from operations	4.9%	10.5%	3.3%	3.3%	3.8%	10.4%	(0.3)%	5.0%
Net income (loss)	1.6%	5.3%	0.4%	0.5%	0.7%	5.1%	(2.6)%	2.4%

Select store data:
Stores operating at end of quarter	219	219	212	210	208	206	201	176
Same store sales (decline) growth	(0.9)%	0.2%	1.8%	0.4%	(1.2)%	(2.0)%	0.1%	5.6%

17. Subsequent Events

On May 26, 2017, the Company entered into the 2017 Wells Amendment and the 2017 Golub Amendment. See Note 8, “Revolving Credit Facilities and Long Term Debt”, for further discussion of these amendments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of April 1, 2017, the end of the period covered by this Annual Report on Form 10‑K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2017, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as at April 1, 2017. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 1, 2017.

This annual report does not include an attestation report of the Registrant’s registered public accounting firm due to an exemption established by rules of the Commission for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended April 1, 2017, and is incorporated herein by reference.

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

BOOT BARN HOLDINGS, INC.

Date: June 6, 2017	By:	/s/ James G. Conroy
		Name:	James G. Conroy
		Title:	President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Conroy	President, CEO and Director (Principal Executive Officer)	June 6, 2017
James G. Conroy

/s/ Gregory V. Hackman	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	June 6, 2017
Gregory V. Hackman

/s/ Greg Bettinelli	Director	June 6, 2017
Greg Bettinelli

/s/ Brad J. Brutocao	Director	June 6, 2017
Brad J. Brutocao

/s/ Christian B. Johnson	Director	June 6, 2017
Christian B. Johnson

/s/ Brenda I. Morris	Director	June 6, 2017
Brenda I. Morris

/s/ J. Frederick Simmons	Director	June 6, 2017
J. Frederick Simmons

/s/ Peter Starrett	Director	June 6, 2017
Peter Starrett

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)

Agreement and Plan of Merger by and among Boot Barn, Inc., Rodeo Acquisition Corp., Sheplers Holding Corporation and Gryphon Partners III, L.P. as Guarantor and the Sellers’ Representative, dated as of May 29, 2015

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
3.2.1(4)	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(3)	Form of Registration Rights Agreement, by and among Boot Barn Holdings, Inc. and the stockholders listed therein
10.1†(5)	Amended and Restated Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.2†(3)	Form of Restricted Stock Award Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.3†(6)	Form of Restricted Stock Unit Issuance Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.4†(3)	Form of Restricted Stock Award Agreement, by and between Boot Barn Holdings, Inc. and Brenda Morris
10.5†(3)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and James G. Conroy
10.6†(3)	Boot Barn Holdings, Inc. 2011 Equity Incentive Plan
10.7†(3)	Boot Barn Holdings, Inc. 2007 Stock Incentive Plan
10.8†(7)	Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy
10.9†(3)	Continued Employment Agreement, dated January 2, 2014, by and between Boot Barn, Inc. and Paul Iacono
10.10†(8)	Continued Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Paul Iacono
10.11†(2)	Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.12†(2)	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.13†(8)	Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Gregory V. Hackman
10.14†(8)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and Gregory V. Hackman
10.15(3)	NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc.
10.16+(3)	Carrier Agreement P720025535‑01, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.17+(3)	Carrier Agreement P780025560‑02, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.18(3)	Form of Amended and Restated Indemnification Agreement
10.19+(9)

Credit Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., GCI Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

10.19.1+(11)

First Amendment to Credit Agreement and Collateral Agreement dated as of May 26, 2017, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Golub Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

10.20(9)

Guaranty Agreement dated as of June 29, 2015 , by and among Boot Barn, Inc. as Borrower, Boot Barn Holdings, Inc. and certain Subsidiaries of Boot Barn Holdings, Inc. as Guarantors, in favor of GCI Capital Markets LLC, as Administrative Agent.

Exhibit Number	Description
10.21+(9)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc. and certain of its Subsidiaries as Grantors, in favor of GCI Capital Markets LLC, as Administrative Agent.

10.22(9)	Trademark Security Agreement dated as of June 29, 2015 by Sheplers, Inc., in favor of GCI Capital Markets LLC, as Administrative Agent.
10.23(9)	Trademark Security Agreement dated as of June 29, 2015 by Boot Barn, Inc., in favor of GCI Capital Markets LLC, as Administrative Agent.
10.24(9)

Credit Agreement dated as of June 29, 2015, by and among the Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein

10.24.1(10)

Amendment No. 1, dated as of January 25, 2017, to Credit Agreement dated as of June 29, 2015, by and among the Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.24.2+(11)

Amendment No. 2, dated as of May 26, 2017, to Credit Agreement dated as of June 29, 2015, by and among the Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.25(9)

Guaranty Agreement dated as of June 29, 2015 by and among Boot Barn, Inc. and Sheplers, Inc. as Borrowers, Boot Barn Holdings, Inc., Sheplers Holdings Corporation and certain of their Subsidiaries as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.26(9)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc. and certain of their Subsidiaries as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.27(9)	Trademark Security Agreement, dated as of June 29, 2015, by Sheplers, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.28(9)	Trademark Security Agreement, dated as of June 29, 2015, by Boot Barn, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Indicates management contract or compensation plan.

+Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 3, 2015.
(2)	Incorporated by reference to our Quarterly Report on Form 10‑ Q filed on December 9, 2014.
(3)	Incorporated by reference to our Registration Statement on Form S‑1, File No. 333‑19908.
(4)	Incorporated by reference to our Current Report on Form 8‑K filed on March 26, 2015.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2016.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 4, 2015.
(7)	Incorporated by reference to our Current Report on Form 8‑K filed on April 8, 2015.
(8)	Incorporated by reference to our Current Report on Form 8‑K filed on January 9, 2015.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2015.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on January 27, 2017.
(11)	Incorporated by reference to our Current Report on Form 8-K filed on June 1, 2017.