Form 10-Q
period 2017-07-01
Boot Barn Holdings, Inc.
filed 2017-08-02
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☒

Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2017, the registrant had 26,592,476 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen Weeks Ended July 1, 2017

Part 1. Financial Information

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 1,	April 1,
	2017	2017

Assets
Current assets:
Cash and cash equivalents	$7,305	$8,035
Accounts receivable, net	4,144	4,354
Inventories	192,343	189,096
Prepaid expenses and other current assets	14,394	22,818
Total current assets	218,186	224,303
Property and equipment, net	84,389	82,711
Goodwill	193,095	193,095
Intangible assets, net	64,149	64,511
Other assets	977	961
Total assets	$560,796	$565,581
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$62,819	$33,274
Accounts payable	60,745	77,482
Accrued expenses and other current liabilities	35,887	35,983
Current portion of notes payable, net	—	1,062
Total current liabilities	159,451	147,801
Deferred taxes	11,735	20,961
Long-term portion of notes payable, net	182,419	191,517
Capital lease obligations	7,703	7,825
Other liabilities	18,305	17,568
Total liabilities	379,613	385,672

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; July 1, 2017 - 100,000 shares authorized, 26,618 shares issued; April 1, 2017 - 100,000 shares authorized, 26,575 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	142,759	142,184
Retained earnings	38,568	37,791
Less: Common stock held in treasury, at cost, 26 and 14 shares at July 1, 2017 and April 1, 2017, respectively	(147)	(69)
Total stockholders’ equity	181,183	179,909
Total liabilities and stockholders’ equity	$560,796	$565,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	July 1,	June 25,
	2017	2016

Net sales	$139,379	$133,414
Cost of goods sold	97,987	92,664
Gross profit	41,392	40,750
Selling, general and administrative expenses	36,451	36,300
Income from operations	4,941	4,450
Interest expense, net	3,658	3,560
Income before income taxes	1,283	890
Income tax expense	506	266
Net income	$777	$624

Earnings per share:
Basic shares	$0.03	$0.02
Diluted shares	$0.03	$0.02
Weighted average shares outstanding:
Basic shares	26,559	26,373
Diluted shares	26,969	26,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2017	26,575	$3	$142,184	$37,791	(14)	$(69)	$179,909
Net income	—	—	—	777	—	—	777
Issuance of common stock related to stock-based compensation	43	—	—	—	(2)	—	—
Tax withholding for net share settlement	—	—	—	—	(10)	(78)	(78)
Stock-based compensation expense	—	—	575	—	—	—	575
Balance at July 1, 2017	26,618	$3	$142,759	$38,568	(26)	$(147)	$181,183

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2016	26,354	$3	$137,893	$23,594	(4)	$—	$161,490
Net income	—	—	—	624	—	—	624
Issuance of common stock related to stock-based compensation	65	—	268	—	—	—	268
Tax withholding for net share settlement	—	—	—	—	(3)	(25)	(25)
Excess tax deficiency related to stock-based compensation	—	—	(23)	—	—	—	(23)
Stock-based compensation expense	—	—	756	—	—	—	756
Balance at June 25, 2016	26,419	$3	$138,894	$24,218	(7)	$(25)	$163,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	July 1,	June 25,
	2017	2016

Cash flows from operating activities
Net income	$777	$624
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,751	3,518
Stock-based compensation	575	756
Amortization of intangible assets	362	561
Amortization and write-off of debt issuance fees and debt discount	289	281
Loss on disposal of property and equipment	14	59
Accretion of above market leases	—	(14)
Deferred taxes	564	(141)
Changes in operating assets and liabilities:
Accounts receivable, net	210	671
Inventories	(3,247)	(2,890)
Prepaid expenses and other current assets	(1,296)	(1,201)
Other assets	(16)	1,040
Accounts payable	(16,922)	(7,815)
Accrued expenses and other current liabilities	(113)	(3,666)
Other liabilities	737	567
Net cash used in operating activities	$(14,315)	$(7,650)
Cash flows from investing activities
Purchases of property and equipment	(5,258)	(4,721)
Net cash used in investing activities	$(5,258)	$(4,721)
Cash flows from financing activities
Borrowings on line of credit - net	$29,545	$11,375
Repayments on debt and capital lease obligations	(10,105)	(603)
Debt issuance fees	(519)	—
Tax withholding payments for net share settlement	(78)	(25)
Proceeds from the exercise of stock options	—	268
Net cash provided by financing activities	$18,843	$11,015
Net decrease in cash and cash equivalents	(730)	(1,356)
Cash and cash equivalents, beginning of period	8,035	7,195
Cash and cash equivalents, end of period	$7,305	$5,839

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$308	$399
Cash paid for interest	$3,384	$3,306
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,086	$1,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”), was formed on November 17, 2011, and is incorporated in the State of Delaware. As of June 8, 2014, the Company held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. On June 9, 2014, WW Holding Corporation was merged with and into the Company and then Boot Barn Holding Corporation was merged with and into the Company (“Reorganization”). As a result of this Reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of the Company. On June 10, 2014, the legal name of the Company was changed from WW Top Investment Corporation to Boot Barn Holdings, Inc. The equity of the Company consists of 100,000,000 authorized shares and 26,618,167 issued and 26,592,127 outstanding shares of common stock as of July 1, 2017. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 220 stores in 31 states as of July 1, 2017 and 219 stores in 31 states as of April 1, 2017. As of July 1, 2017, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen weeks ended July 1, 2017 and June 25, 2016 are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”) and Boot Barn International (Hong Kong) Limited (“Hong Kong”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The fiscal year ending on March 31, 2018 (“fiscal 2018”) will consist of 52 weeks; whereas, the fiscal year ended on April 1, 2017 (“fiscal 2017”) consisted of 53 weeks.

2.  Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2017. Presented below in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

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

Cash and cash equivalents, accounts receivable and accounts payable are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified as Level 2 or Level 3 even though there may be certain significant inputs that are readily observable. The Company believes that the recorded value of its financial instruments approximates their current fair values because of their nature and respective relatively short maturity dates or duration.

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of July 1, 2017.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU No. 2015-17 is effective for public entities in annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The amendments for ASU No. 2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company adopted this standard prospectively as of April 2, 2017, the first day of the thirteen week period ended July 1, 2017. As a result of the prospective adoption, the Company reclassified deferred tax assets of $9.8 million from prepaid expenses and other current assets (a component of current assets), to deferred taxes (a component of long-term liabilities) on its Condensed Consolidated Balance Sheet. Prior periods were not retrospectively adjusted for the accounting change.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU No. 2016-09 beginning April 2, 2017, the first day of the thirteen weeks ended July 1, 2017. Upon adoption, the Company began to recognize, on a prospective basis, all excess tax benefits and deficiencies as income tax benefit or expense, respectively, in its Condensed Consolidated Statement of Operations. This resulted in the recognition of less than $0.1 million of additional income tax expense associated with net tax deficiencies for awards that were exercised or vested during the thirteen weeks ended July 1, 2017. Additionally, as of April 2, 2017, excess tax benefits are classified as an operating activity along with deferred tax cash flows in the Condensed Consolidated Statement of Cash Flows. The Company has elected to adopt such presentation on a prospective basis. Cash paid by the Company to tax authorities when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity in the consolidated statements of cash flows. Stock-based compensation expense will no longer reflect estimated forfeitures of share-based awards and forfeitures will instead be recorded as they occur. In evaluating the impact of this change, the adjustment to adopt on a modified retrospective basis was immaterial, therefore no adjustment was made to beginning retained earnings. Lastly, excess tax benefits are now excluded from assumed future proceeds in the Company’s calculation of diluted shares for purposes of determining diluted earnings per share. This change had an immaterial impact on the Company’s weighted average diluted shares outstanding for the thirteen weeks ended July 1, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. On August 8, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual periods, and interim periods within that year, beginning after December 15, 2017. Based on the Company’s preliminary assessment, the adoption may impact the timing and recognition of gift card breakage income, sales attributable to loyalty program benefits and the timing and recognition of revenue related to e-commerce sales. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company plans to adopt the standard in the first quarter of fiscal 2019 and is currently continuing its assessment, which may identify other impacts the revised standard will have on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within that year, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption. Therefore, the Company expects this adoption will result in a material increase in the assets and liabilities on its consolidated balance sheets. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The Company plans to adopt the standard in the first quarter of fiscal 2020 and is currently continuing its assessment, which may identify other impacts the revised standard will have on the consolidated financial statements.

3.  Asset Acquisition

On February 16, 2017, Sheplers Inc., a wholly owned subsidiary of the Company, entered into an asset purchase agreement with Acumen Brands, Inc., who owned and historically operated as one of its unincorporated business divisions a multi-faceted e-commerce retail business under the “Country Outfitter” name. As a result of the asset purchase agreement, Sheplers Inc. purchased the rights and interest in the www.countryoutfitter.com website and social media accounts along with a customer email list (collectively the “Country Outfitter Asset Acquisition”). The cash consideration paid for the Country Outfitter Asset Acquisition was $1.3 million.

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

4.  Intangible Assets, Net and Goodwill

Net intangible assets as of July 1, 2017 and April 1, 2017 consisted of the following:

	July 1, 2017
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$4,694	$(4,001)	$693	4.6
Non-compete agreements	990	(963)	27	4.8
Below-market leases	4,918	(2,166)	2,752	11.6
Total definite lived	10,602	(7,130)	3,472
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$71,279	$(7,130)	$64,149

	April 1, 2017
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$4,694	$(3,810)	$884	4.6
Non-compete agreements	990	(915)	75	4.8
Below-market leases	4,918	(2,043)	2,875	11.6
Total definite lived	10,602	(6,768)	3,834
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$71,279	$(6,768)	$64,511

Amortization expense for intangible assets totaled $0.4 million for the thirteen weeks ended July 1, 2017 and $0.6 million for the thirteen weeks ended June 25, 2016, and is included in selling, general and administrative expenses.

As of July 1, 2017, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2018	$767
2019	624
2020	477
2021	308
2022	215
Thereafter	1,081
Total	$3,472

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s Goodwill balance was $193.1 million as of both July 1, 2017 and April 1, 2017. As of July 1, 2017, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances.

5.  Revolving Credit Facilities and Long-Term Debt

On June 29, 2015, the Company, as guarantor, and its wholly-owned primary operating subsidiary, Boot Barn, Inc., entered into the $125.0 million revolving credit facility pursuant to a Credit Agreement, dated as of June 29, 2015, by and among the Company, Boot Barn, Inc., Sheplers, Inc., Wells Fargo Bank, National Association and the other Lenders named therein (as amended from time to time, the “June 2015 Wells Fargo Revolver”) and the $200.0 million term loan Credit Agreement, dated as of June 29, 2015, by and among the Company, Boot Barn, Inc., Golub Capital Markets LLC and the other Lenders named therein (as amended from time to time, the “2015 Golub Term Loan”). The borrowing base of the June 2015 Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves. Borrowings under the two credit agreements were initially used to refinance and replace existing credit facilities, pay costs and expenses related to the Sheplers Acquisition and the closing of such credit agreements, and may be used for working capital and other general corporate purposes.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of July 1, 2017 and April 1, 2017 was $62.8 million and $33.3 million, respectively. Total interest expense incurred in the thirteen weeks ended July 1, 2017 on the June 2015 Wells Fargo Revolver was $0.4 million, and the weighted average interest rate for the thirteen weeks ended July 1, 2017 was 2.2%. Total interest expense incurred in the thirteen weeks ended June 25, 2016 on the June 2015 Wells Fargo Revolver was $0.3 million, and the weighted average interest rate for the thirteen weeks ended June 25, 2016 was 1.6%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. Total interest expense incurred in the thirteen weeks ended July 1, 2017 on the 2015 Golub Term Loan was $2.8 million, and the weighted average interest rate for the thirteen weeks ended July 1, 2017 was 5.6%. Total interest expense incurred in the thirteen weeks ended June 25, 2016 on the 2015 Golub Term Loan was $2.8 million, and the weighted average interest rate for the thirteen weeks ended June 25, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.75:1.00 as of July 1, 2017, stepping down to 4.50:1.00 as of December 30, 2017 and 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of July 1, 2017, the fair value of these embedded derivatives was estimated and was not significant.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.0 million were incurred under the June 2015 Wells Fargo Revolver and 2017 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.6 million as of both July 1, 2017 and April 1, 2017. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $6.0 million were incurred under the 2015 Golub Term Loan and 2017 Golub Amendment and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $4.1 million and $3.9 million as of July 1, 2017 and April 1, 2017, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	July 1,	April 1,
(in thousands)	2017	2017
Term Loan	$186,500	$196,500
Unamortized value of the debt issuance costs and debt discount	(4,081)	(3,921)
Net carrying value	$182,419	$192,579

Total amortization expense of $0.3 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in both the thirteen weeks ended July 1, 2017 and June 25, 2016.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of July 1, 2017 are as follows:

Fiscal Year	(in thousands)
2018	$—
2019	—
2020	—
2021	—
2022	186,500
Total	$186,500

6.  Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of July 1, 2017, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of July 1, 2017, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors. Restricted stock units vest over service periods of one or five years, as determined by the Compensation Committee of the Board of Directors.

Non-Qualified Stock Options

During the thirteen weeks ended July 1, 2017, the Company granted certain members of management options to purchase a total of 387,615 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirteen weeks ended July 1, 2017 was $0.8 million, with a grant date fair value of $2.11 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise price of these awards is $6.15 per share.

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

The fair values of stock options granted during the thirteen weeks ended July 1, 2017 and June 25, 2016 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended
	July 1,		June 25,
	2017		2016
Expected option term(1)	5.5	years			5.5	years
Expected volatility factor(2)	34.0%		35.8%	-	36.0%
Risk-free interest rate(3)	1.8%				1.4%
Expected annual dividend yield	0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
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

The following table summarizes the stock award activity for the thirteen weeks ended July 1, 2017:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at April 1, 2017	2,543,660	$9.29
Granted	387,615	$6.15
Exercised	—	$—		$—
Cancelled, forfeited or expired	(59,726)	$8.50
Outstanding at July 1, 2017	2,871,549	$8.89	5.8	$2,299
Vested and expected to vest after July 1, 2017	2,871,549	$8.89	5.8	$2,299
Exercisable at July 1, 2017	1,543,819	$7.99	5.0	$1,818

A summary of the status of non-vested stock options as of July 1, 2017 including changes during the thirteen weeks ended July 1, 2017 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2017	1,148,500	$4.84
Granted	387,615	$2.11
Vested	(148,659)	$4.35
Nonvested shares forfeited	(59,726)	$4.33
Nonvested at July 1, 2017	1,327,730	$4.12

Restricted Stock

During the thirteen weeks ended July 1, 2017, the Company granted 86,552 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirteen weeks ended July 1, 2017 totaled $0.5 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $0.6 million and $0.8 million for the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively. Stock-based compensation expense of less than $0.1 million and $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of July 1, 2017, there was $4.3 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 3.06 years. As of July 1, 2017, there was $2.0 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 3.62 years.

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

8.  Capital Leases and Financing Transactions

As of July 1, 2017, the Company had non-cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of July 1, 2017 totals $0.9 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition.  On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease expires in fiscal 2028 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of July 1, 2017 totals $7.3 million.

The total liability under capital lease and financing transactions as of July 1, 2017 is $8.2 million and is included as capital lease obligations in the condensed consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The interest rates range from 6.1% to 10.9%.

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	July 1,	April 1,
(in thousands)	2017	2017
Buildings	$7,588	$7,588
Land	2,530	2,530
Site improvements	410	410
Equipment	63	63
Property and equipment, gross	10,591	10,591
Less: accumulated depreciation	(1,449)	(1,272)
Property and equipment, net	$9,142	$9,319

As of July 1, 2017, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)
2018	958
2019	1,296
2020	1,307
2021	1,331
2022	1,356
Thereafter	6,857
Total	13,105
Less: Imputed interest	(4,938)
Present value of capital leases and financing transaction	8,167
Less: Current capital leases and financing transaction	(464)
Noncurrent capital leases and financing transaction	$7,703

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

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The income tax rate was 39.4% and 29.9% for the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively. The effective tax rate for the thirteen weeks ended July 1, 2017 is higher than the comparable period in fiscal 2017 due to larger discrete items and lower income before income taxes in the thirteen weeks ended June 25, 2016 compared to the thirteen weeks ended July 1, 2017. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is required for state net operating losses and credits it expects to expire unused. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At July 1, 2017 and April 1, 2017, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At July 1, 2017, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10.  Related Party Transactions

During the thirteen weeks ended July 1, 2017, the Company had capital expenditures with a specialty retail vendor in the flooring market that as of July 1, 2017 is 26.9% owned by Freeman Spogli, our majority stockholder. These capital expenditures amounted to $0.1 million and less than $0.1 million in the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheet.

11.  Earnings Per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method, whereby proceeds from such exercise and unamortized compensation, if any, on share-based awards, are assumed to be used by the Company to purchase the shares of common stock at the average market price during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen weeks ended July 1, 2017 and June 25, 2016 are as follows:

	Thirteen Weeks Ended
	July 1,	June 25,
(in thousands, except per share data)	2017	2016
Net income	$777	$624

Weighted average basic shares outstanding	26,559	26,373
Dilutive effect of options and restricted stock	410	243
Weighted average diluted shares outstanding	26,969	26,616

Basic earnings per share	$0.03	$0.02
Diluted earnings per share	$0.03	$0.02

Options to purchase 1,491,134 shares and 2,001,560 shares of common stock were outstanding during the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on June 6, 2017 (the “Fiscal 2017 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2017 10-K, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of July 1, 2017, we operated 220 stores in 31 states, as well as an e-commerce channel, consisting of www.bootbarn.com, www.sheplers.com and www.countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, selling, general and administrative expenses, earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBIT.

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

In addition to retail store sales, same store sales also includes e-commerce sales, e-commerce shipping and handling revenue and actual retail store or e-commerce sales returns. We exclude gift card escheatment, provision for sales returns and estimated future loyalty award redemptions from sales in our calculation of net sales per store. Sales as a result of an asset acquisition, such as Country Outfitter, are excluded from same-store sales until the 13th full fiscal month subsequent to the Company’s acquisition of such assets.

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

Opening new stores is an important part of our growth strategy and we anticipate that a percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this Quarterly Report on Form 10-Q regarding our same store sales may not be comparable to similar data made available by other retailers.

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

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss on disposal of assets and contract termination costs. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Results of Operations” below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements included in the Fiscal 2017 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2017 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2017 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The fiscal year ending on March 31, 2018 (“fiscal 2018”) will consist of 52 weeks; whereas, the fiscal year ended on April 1, 2017 (“fiscal 2017”) consisted of 53 weeks. We identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	July 1,	June 25,
(dollars in thousands)	2017	2016
Condensed Consolidated Statements of Operations Data (Unaudited):
Net sales	$139,379	$133,414
Cost of goods sold	97,987	92,664
Gross profit	41,392	40,750
Selling, general and administrative expenses	36,451	36,300
Income from operations	4,941	4,450
Interest expense, net	3,658	3,560
Income before income taxes	1,283	890
Income tax expense	506	266
Net income	$777	$624

Percentage of Net Sales (Unaudited)(1):
Net sales	100.0%	100.0%
Cost of goods sold	70.3%	69.5%
Gross profit	29.7%	30.5%
Selling, general and administrative expenses	26.2%	27.2%
Income from operations	3.5%	3.3%
Interest expense, net	2.6%	2.7%
Income before income taxes	0.9%	0.6%
Income tax expense	0.4%	0.2%
Net income	0.6%	0.4%

(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended
	July 1,	June 25,
(in thousands)	2017	2016
EBITDA Reconciliation (Unaudited):
Net income	$777	$624
Income tax expense	506	266
Interest expense, net	3,658	3,560
Depreciation and intangible asset amortization	4,113	4,079
EBITDA	9,054	8,529
Non-cash stock-based compensation(a)	575	756
Non-cash accrual for future award redemptions(b)	5	42
Loss on disposal of assets and contract termination costs(c)	14	59
Adjusted EBITDA	$9,648	$9,386
Depreciation and intangible asset amortization	(4,113)	(4,079)
Adjusted EBIT	$5,535	$5,307

(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.

(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	July 1,	June 25,
	2017	2016
Selected Store Data (Unaudited):
Same Store Sales growth	1.3%	0.4%
Stores operating at end of period	220	210
Total retail store square footage, end of period (in thousands)	2,508	2,409
Average store square footage, end of period	11,399	11,473
Average net sales per store (in thousands)	$530	$531

Thirteen Weeks Ended July 1, 2017 Compared to Thirteen Weeks Ended June 25, 2016

Net sales. Net sales increased $6.0 million, or 4.5%, to $139.4 million for the thirteen weeks ended July 1, 2017 from $133.4 million for the thirteen weeks ended June 25, 2016. The increase in net sales was the result of 11 new stores opened between the beginning of the second quarter of fiscal 2017 and the end of the first quarter of fiscal 2018, an increase of 1.3% in same store sales during the thirteen weeks ended July 1, 2017 and sales from the recently acquired Country Outfitter site.

Gross profit. Gross profit increased $0.6 million, or 1.6%, to $41.4 million for the thirteen weeks ended July 1, 2017 from $40.8 million for the thirteen weeks ended June 25, 2016. As a percentage of net sales, gross profit was 29.7% and 30.5% for the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively. Gross profit increased primarily due to increased sales. As a percentage of net sales, consolidated gross margin declined as a result of increased buying and occupancy costs.

Selling, general and administrative expenses. SG&A expenses increased $0.2 million, or 0.4%, to $36.5 million for the thirteen weeks ended July 1, 2017 from $36.3 million for the thirteen weeks ended June 25, 2016. The increase in SG&A expenses was due to 11 new stores opened over the past twelve months. As a percentage of net sales, SG&A was 26.2% and 27.2% for the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively. SG&A expenses as a percentage of net sales declined as a result of lower corporate payroll and overhead costs.

Income from operations. Income from operations for the thirteen weeks ended July 1, 2017 totaled $4.9 million, an increase of $0.5 million from $4.5 million for the thirteen weeks ended June 25, 2016. As a percentage of net sales, income from operations was 3.5% for the thirteen weeks ended July 1, 2017, compared to 3.3% for the thirteen weeks ended June 25, 2016. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, was $3.7 million and $3.6 million for the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively.

Income tax expense. Income tax expense was $0.5 million for the thirteen weeks ended July 1, 2017 compared to $0.3 million for the thirteen weeks ended June 25, 2016. Our effective tax rate was 39.4% and 29.9% for the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively. The effective tax rate for the thirteen weeks ended July 1, 2017 is higher than the comparable period in fiscal 2017 due to larger discrete items that reduced income tax expense in the thirteen weeks ended June 25, 2016 and lower income before income taxes in the prior-year period.

Net income. Net income increased $0.2 million, from $0.6 million for the thirteen weeks ended June 25, 2016 to $0.8 million for the thirteen weeks ended July 1, 2017. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $0.3 million, or 2.8%, to $9.6 million for the thirteen weeks ended July 1, 2017 from $9.4 million for the thirteen weeks ended June 25, 2016. Adjusted EBIT increased $0.2 million, or 4.3%, to $5.5 million for the thirteen weeks ended July 1, 2017 from $5.3 million for the thirteen weeks ended June 25, 2016. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in gross profit resulting from increased sales and a decrease in selling, general and administrative expenses as a percentage of net sales.

Liquidity and Capital Resources

We rely on cash flows from operating activities and our credit facilities as our primary sources of liquidity. Our primary cash needs are for inventories, operating expenses, capital expenditures associated with opening new stores and remodeling or refurbishing existing stores, improvements to our distribution facilities, marketing and information technology expenditures, debt service and taxes. We have also used cash for acquisitions, the subsequent rebranding and integration of the stores acquired in those acquisitions and costs to consolidate the corporate offices. In addition to cash and cash equivalents, the most significant components of our working capital are accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities. We believe that cash flows from operating activities and the availability of cash under our credit facilities or other financing arrangements will be sufficient to cover working capital requirements, anticipated capital expenditures and other anticipated cash needs for at least the next 12 months.

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we increase our inventory in advance of the Christmas shopping season.

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2018 will be between $15.0 million and $17.0 million (including the capital expenditures made during the thirteen weeks ended July 1, 2017), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

June 2015 Wells Fargo Revolver and Golub Term Loan

On June 29, 2015, we, as guarantor, and our wholly-owned primary operating subsidiary, Boot Barn, Inc., entered into the $125 million revolving Credit Agreement, dated as of June 29, 2015, by and among the Company, Boot Barn, Inc., Sheplers, Inc., Wells Fargo Bank, National Association and the other Lenders named therein (as amended from time to time, the “June 2015 Wells Fargo Revolver”) and the $200 million term loan Credit Agreement, dated as of June 29, 2015, by and among the Company, Boot Barn, Inc., Golub Capital Markets LLC and the other Lenders named therein (as amended from time to time, the “2015 Golub Term Loan”). Borrowings under the credit agreements were initially used to refinance and replace existing credit facilities, pay costs and expenses related to the Sheplers Acquisition and the closing of the new credit agreements, and may be used for working capital and other general corporate purposes.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans.  The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of July 1, 2017 and April 1, 2017 was $62.8 million and $33.3 million, respectively. Total interest expense incurred in the thirteen weeks ended July 1, 2017 on the June 2015 Wells Fargo Revolver was $0.4 million, and the weighted average interest rate for the thirteen weeks ended July 1, 2017 was

2.2%. Total interest expense incurred in the thirteen weeks ended June 25, 2016 on the June 2015 Wells Fargo Revolver was $0.3 million, and the weighted average interest rate for the thirteen weeks ended June 25, 2016 was 1.6%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments ending on the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. Total interest expense incurred in the thirteen weeks ended July 1, 2017 on the 2015 Golub Term Loan was $2.8 million, and the weighted average interest rate for the thirteen weeks ended July 1, 2017 was 5.6%. Total interest expense incurred in the thirteen weeks ended June 25, 2016 on the 2015 Golub Term Loan was $2.8 million, and the weighted average interest rate for the thirteen weeks ended June 25, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.  On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changes the maximum Consolidated Total Net Leverage Ratio requirements to 4.75:1.00 as of July 1, 2017, stepping down to 4.50:1.00 as of December 30, 2017 and 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of July 1, 2017, the fair value of these embedded derivatives was estimated and was not significant.

As of July 1, 2017, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $7.3 million as of July 1, 2017 compared to $8.0 million as of April 1, 2017.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
	July 1,	June 25,
(in thousands)	2017	2016
Net cash provided by/(used in):
Operating activities	$(14,315)	$(7,650)
Investing activities	(5,258)	(4,721)
Financing activities	18,843	11,015
Net decrease in cash	$(730)	$(1,356)

Operating Activities

Net cash used in operating activities was $14.3 million for the thirteen weeks ended July 1, 2017. The significant components of cash flows used in operating activities were net income of $0.8 million, the add-back of non-cash depreciation and amortization expense of $4.1 million, stock-based compensation expense of $0.6 million, and amortization of debt issuance fees and debt discount of $0.3 million. Accounts payable and accrued expenses and other current liabilities decreased by $17.0 million due to the timing of payments. Further contributing to the cash used in operations for the thirteen weeks ended July 1, 2017, was an increase in inventories of $3.2 million due to the growth of the company.

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

Investing Activities

Net cash used in investing activities was $5.3 million for the thirteen weeks ended July 1, 2017, which was primarily attributable to capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $4.7 million for the thirteen weeks ended June 25, 2016, which was attributable to purchases of property and equipment during the period.

Financing Activities

Net cash provided by financing activities was $18.8 million for the thirteen weeks ended July 1, 2017. We increased our line of credit borrowings by $29.5 million and repaid $10.1 million on our debt and capital lease obligations during the period.

Net cash provided by financing activities was $11.0 million for the thirteen weeks ended June 25, 2016. We increased our line of credit borrowings by $11.4 million and repaid $0.6 million on our debt and capital lease obligations during the period. We also received $0.3 million from the issuance of common stock related to stock-based compensation.

Contractual Obligations

During the thirteen weeks ended July 1, 2017, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2017 10-K, other than those which occur in the normal course of business.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of July 1, 2017, we had $62.8 million in outstanding borrowings under the June 2015 Wells Fargo Revolver and $186.5 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of July 1, 2017 would be approximately $2.5 million.

As of July 1, 2017, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2017 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 1, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 1, 2017, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risk set forth below, as well as the risks contained in “Item 1A—Risk Factors” in our Fiscal 2017 10-K.

We cannot assure you that we will realize the expected benefits from the creation of a private-label credit card program.

We intend to commence a private-label credit card program in the near future. We cannot assure you that we will realize the anticipated benefits from this program due to a number of factors.

Although we anticipate that customers who establish a credit card account with us will increase their purchases of our merchandise, leading to an increase in our net sales, we cannot assure you that this will be the case. Credit card use, payment patterns, and default rates are affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty. In addition, such factors could negatively impact the availability of credit or increase the cost of credit to our cardholders, and thus adversely affect the use of our private label credit cards.

Our private-label credit card program will be operated under an agreement with a third party provider that will issue the private label credit cards to our customers and will retain a percentage of the net credit sales and payments of outstanding credit balances thereunder. The payments that we receive from the private-label credit card program will depend upon a number of factors, including the level of sales on private label accounts, the level of balances carried, payment rates, finance charge rates and other fees, and the level of credit losses. The provider will have discretion over certain material terms and conditions of the private-label credit card program and such terms and conditions could adversely affect the benefits we receive from this private-label credit card program, as well as our relations with cardholders.

We will depend on the third party provider to maintain appropriate protections with respect to our customers’ personal information in its control.  Any data breaches experienced by our third party provider could result in liability to us and/or reputational harm.

Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider. To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders, our anticipated revenue streams associated with the private-label credit card program could be adversely affected.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

Boot Barn Holdings, Inc.

Date: August 2, 2017	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2017	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.