Form 10-Q
period 2017-09-30
Boot Barn Holdings, Inc.
filed 2017-11-06
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 2, 2017, the registrant had 26,667,221 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended September 30, 2017

Part 1. Financial Information

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	April 1,
	2017	2017

Assets
Current assets:
Cash and cash equivalents	$9,434	$8,035
Accounts receivable, net	6,253	4,354
Inventories	211,750	189,096
Prepaid expenses and other current assets	14,138	22,818
Total current assets	241,575	224,303
Property and equipment, net	85,767	82,711
Goodwill	193,095	193,095
Intangible assets, net	63,840	64,511
Other assets	978	961
Total assets	$585,255	$565,581
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$57,120	$33,274
Accounts payable	90,191	77,482
Accrued expenses and other current liabilities	35,252	35,983
Current portion of notes payable, net	—	1,062
Total current liabilities	182,563	147,801
Deferred taxes	10,799	20,961
Long-term portion of notes payable, net	182,680	191,517
Capital lease obligations	7,578	7,825
Other liabilities	18,324	17,568
Total liabilities	401,944	385,672

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; September 30, 2017 - 100,000 shares authorized, 26,697 shares issued; April 1, 2017 - 100,000 shares authorized, 26,575 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	143,800	142,184
Retained earnings	39,666	37,791
Less: Common stock held in treasury, at cost, 28 and 14 shares at September 30, 2017 and April 1, 2017, respectively	(158)	(69)
Total stockholders’ equity	183,311	179,909
Total liabilities and stockholders’ equity	$585,255	$565,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016

Net sales	$143,072	$133,969	$282,451	$267,382
Cost of goods sold	101,382	97,523	199,369	190,187
Gross profit	41,690	36,446	83,082	77,195
Selling, general and administrative expenses	36,052	32,003	72,503	68,302
Income from operations	5,638	4,443	10,579	8,893
Interest expense, net	3,789	3,651	7,447	7,211
Income before income taxes	1,849	792	3,132	1,682
Income tax expense	751	313	1,257	579
Net income	$1,098	$479	$1,875	$1,103

Earnings per share:
Basic shares	$0.04	$0.02	$0.07	$0.04
Diluted shares	$0.04	$0.02	$0.07	$0.04
Weighted average shares outstanding:
Basic shares	26,608	26,427	26,584	26,400
Diluted shares	26,950	26,897	26,960	26,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2017	26,575	$3	$142,184	$37,791	(14)	$(69)	$179,909
Net income	—	—	—	1,875	—	—	1,875
Issuance of common stock related to stock-based compensation	122	—	363	—	(3)	—	363
Tax withholding for net share settlement	—	—	—	—	(11)	(89)	(89)
Stock-based compensation expense	—	—	1,253	—	—	—	1,253
Balance at September 30, 2017	26,697	$3	$143,800	$39,666	(28)	$(158)	$183,311

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2016	26,354	$3	$137,893	$23,594	(4)	$—	$161,490
Net income	—	—	—	1,103	—	—	1,103
Issuance of common stock related to stock-based compensation	143	—	739	—	(3)	—	739
Tax withholding for net share settlement	—	—	—	—	(3)	(26)	(26)
Excess tax deficiency related to stock-based compensation	—	—	(17)	—	—	—	(17)
Stock-based compensation expense	—	—	1,506	—	—	—	1,506
Balance at September 24, 2016	26,497	$3	$140,121	$24,697	(10)	$(26)	$164,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 30,	September 24,
	2017	2016

Cash flows from operating activities
Net income	$1,875	$1,103
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	7,584	6,996
Stock-based compensation	1,253	1,506
Amortization of intangible assets	671	1,100
Amortization and write-off of debt issuance fees and debt discount	593	563
Loss on disposal of property and equipment	61	126
Hurricane-related asset write-off	3,222	—
Insurance recovery receivable	(3,422)	—
Accretion of above market leases	(1)	(24)
Deferred taxes	(371)	140
Changes in operating assets and liabilities:
Insurance settlement	700	—
Accounts receivable, net	823	(439)
Inventories	(22,124)	(14,425)
Inventories from purchase of Wood's Boots	(2,752)	—
Prepaid expenses and other current assets	(1,083)	(1,728)
Other assets	(17)	1,128
Accounts payable	12,287	7,875
Accrued expenses and other current liabilities	(766)	(963)
Other liabilities	757	3,718
Net cash (used in)/provided by operating activities	$(710)	$6,676
Cash flows from investing activities
Purchases of property and equipment	$(11,279)	$(10,481)
Net cash used in investing activities	$(11,279)	$(10,481)
Cash flows from financing activities
Borrowings on line of credit - net	$23,846	$8,168
Repayments on debt and capital lease obligations	(10,212)	(1,208)
Debt issuance fees paid	(520)	—
Tax withholding payments for net share settlement	(89)	(26)
Proceeds from the exercise of stock options	363	739
Net cash provided by financing activities	$13,388	$7,673
Net increase in cash and cash equivalents	1,399	3,868
Cash and cash equivalents, beginning of period	8,035	7,195
Cash and cash equivalents, end of period	$9,434	$11,063

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$393	$1,182
Cash paid for interest	$6,744	$6,697
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,323	$3,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”), was formed on November 17, 2011, and is incorporated in the State of Delaware. As of June 8, 2014, the Company held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. On June 9, 2014, WW Holding Corporation was merged with and into the Company and then Boot Barn Holding Corporation was merged with and into the Company (“Reorganization”). As a result of this Reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of the Company. On June 10, 2014, the legal name of the Company was changed from WW Top Investment Corporation to Boot Barn Holdings, Inc. The equity of the Company consists of 100,000,000 authorized shares and 26,696,547 issued and 26,668,662 outstanding shares of common stock as of September 30, 2017. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 222 stores in 31 states as of September 30, 2017 and 219 stores in 31 states as of April 1, 2017. As of September 30, 2017, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended September 30, 2017 and September 24, 2016 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”) and Boot Barn International (Hong Kong) Limited (“Hong Kong”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of September 30, 2017.

Hurricane-Related Insurance Claims

During the thirteen weeks ended September 30, 2017, as a result of Hurricane Harvey, $3.2 million of inventory and property, plant and equipment at certain Houston-area stores were damaged and written off. These assets were insured at the time of the loss. The Company also incurred $0.2 million of repairs and maintenance expense. The Company received cash insurance proceeds of $0.7 million as of September 30, 2017. The Company considers it probable that it will be reimbursed for the entire amount of the loss and has recorded an insurance receivable as of September 30, 2017 for $2.7 million. The insurance receivable is recorded in accounts receivable, net on the condensed consolidated balance sheet. The charges and recoveries are recorded in selling, general and administrative expenses.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU No. 2015-17 is effective for public entities in annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The amendments for ASU No. 2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company adopted this standard prospectively as of April 2, 2017, the first day of the fiscal year ending March 31, 2018. As a result of the prospective adoption, the Company reclassified deferred tax assets of $9.8 million from prepaid expenses and other current assets (a component of current assets), to deferred taxes (a component of long-term liabilities) on its Condensed Consolidated Balance Sheet. Prior periods were not retrospectively adjusted for the accounting change.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU No. 2016-09 beginning April 2, 2017, the first day of the fiscal year ending March 31, 2018. Upon adoption, the Company began to recognize, on a prospective basis, all excess tax benefits and deficiencies as income tax benefit or expense, respectively, in its Condensed Consolidated Statement of Operations. This resulted in the recognition of less than $0.1 million of additional income tax expense associated with net tax deficiencies for awards that were exercised or vested during the thirteen weeks ended July 1, 2017, the period of adoption. Additionally, as of April 2, 2017, excess tax benefits are classified as an operating activity along with deferred tax cash flows in the Condensed Consolidated Statement of Cash Flows. The Company elected to adopt such presentation on a prospective basis. Cash paid by the Company to tax authorities when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity in the consolidated statements of cash flows. Stock-based compensation expense will no longer reflect estimated forfeitures of share-based awards and forfeitures will instead be recorded as they occur. In evaluating the impact of this change, the adjustment to adopt on a modified retrospective basis was immaterial, therefore no adjustment was made to retained earnings as of the beginning of the period presented. Lastly, excess tax benefits are now excluded from assumed future proceeds in the Company’s calculation of diluted shares for purposes of determining diluted earnings per share. This change had an immaterial impact on the Company’s weighted average diluted shares outstanding for the thirteen weeks ended July 1, 2017, the period of adoption.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. On August 8, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual periods, and interim periods within that year, beginning after December 15, 2017. While the Company is currently assessing the impact of the new standard, its revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue for such sales is recognized when the customer obtains control. The timing of revenue recognition for these transactions is not expected to be significantly impacted by the new standard. The Company continues to review the impact of this standard on potential disclosure changes in its financial statements, as well as which transition approach will be applied.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt the standard in the first quarter of fiscal 2021 and does not expect the revised standard to have a material impact on the consolidated financial statements.

3.  Asset Acquisition

Wood’s Boots

On September 11, 2017, Boot Barn, Inc., a wholly owned subsidiary of the Company, completed the acquisition of assets from Wood’s Boots, a four-store family-owned retailer with stores in Midland and Odessa, Texas. As part of the transaction, Boot Barn, Inc. purchased the inventory, entered into new leases with the stores’ landlord, offered employment to the Wood’s Boots team at all four store locations and assumed certain customer credits. The cash consideration paid for the acquisition was $2.7 million.

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

The Company determined the estimated fair values using Level 3 inputs after review and consideration of relevant information, including quoted market prices and estimates made by management. The inventory was valued using the comparative sales method. Based on the fair value analysis of the net assets acquired and liabilities assumed, the inventory was valued at $2.8 million, and the customer credits were valued at less than $0.1 million.

4.  Intangible Assets, Net and Goodwill

Net intangible assets as of September 30, 2017 and April 1, 2017 consisted of the following:

	September 30, 2017
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$4,694	$(4,165)	$529	4.6
Non-compete agreements	990	(990)	—	4.8
Below-market leases	4,918	(2,284)	2,634	11.6
Total definite lived	10,602	(7,439)	3,163
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$71,279	$(7,439)	$63,840

	April 1, 2017
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$4,694	$(3,810)	$884	4.6
Non-compete agreements	990	(915)	75	4.8
Below-market leases	4,918	(2,043)	2,875	11.6
Total definite lived	10,602	(6,768)	3,834
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$71,279	$(6,768)	$64,511

Amortization expense for intangible assets totaled $0.3 million for the thirteen weeks ended September 30, 2017 and $0.5 million for the thirteen weeks ended September 24, 2016, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled $0.7 million for the twenty-six weeks ended September 30, 2017 and $1.1 million for the twenty-six weeks ended September 24, 2016, and is included in selling, general and administrative expenses.

As of September 30, 2017, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2018	$458
2019	624
2020	477
2021	308
2022	215
Thereafter	1,081
Total	$3,163

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s Goodwill balance was $193.1 million as of both September 30, 2017 and April 1, 2017. As of September 30, 2017, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of September 30, 2017 and April 1, 2017 was $57.1 million and $33.3 million, respectively. Total interest expense incurred in the thirteen and twenty-six weeks ended September 30, 2017 on the June 2015 Wells Fargo Revolver was $0.5 million and $0.9 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 30, 2017 was 2.3%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 24, 2016 on the June 2015 Wells Fargo Revolver was $0.4 million and $0.7 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 24, 2016 was 1.8%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. Total interest expense incurred in the thirteen and twenty-six weeks ended September 30, 2017 on the 2015 Golub Term Loan was $2.7 million and $5.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 30, 2017 was 5.8%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 24, 2016 on the 2015 Golub Term Loan was $2.7 million and $5.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 24, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.75:1.00 as of September 30, 2017, stepping down to 4.50:1.00 as of December 30, 2017 and 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 30, 2017, the fair value of these embedded derivatives was not significant.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.0 million were incurred under the June 2015 Wells Fargo Revolver and 2017 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.6 million as of both September 30, 2017 and April 1, 2017. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $6.0 million were incurred under the 2015 Golub Term Loan and 2017 Golub Amendment and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $3.8 million and $3.9 million as of September 30, 2017 and April 1, 2017, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	September 30,	April 1,
(in thousands)	2017	2017
Term Loan	$186,500	$196,500
Unamortized value of the debt issuance costs and debt discount	(3,820)	(3,921)
Net carrying value	$182,680	$192,579

Total amortization expense of $0.3 million and $0.6 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in both the thirteen and twenty-six weeks ended September 30, 2017 and September 24, 2016.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of September 30, 2017 are as follows:

Fiscal Year	(in thousands)
2018	$—
2019	—
2020	—
2021	—
2022	186,500
Total	$186,500

6.  Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of September 30, 2017, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of September 30, 2017, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors. Restricted stock units vest over service periods of one or five years, as determined by the Compensation Committee of the Board of Directors.

Non-Qualified Stock Options

During the thirteen weeks ended September 30, 2017, the Company granted options to purchase a total of 4,907 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirteen weeks ended September 30, 2017 was less than $0.1 million, with a grant date fair value of $2.91 per share. The Company is recognizing the expense on a straight-line basis over the five-year service period. The exercise price is $8.33 per share.

During the twenty-six weeks ended September 30, 2017, the Company granted certain members of management options to purchase a total of 392,522 shares under the 2014 Plan. The total grant date fair value of stock options granted during the twenty-six weeks ended September 30, 2017 was $0.8 million, with grant date fair values ranging from $2.11 to $2.91 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $6.15 and $8.33 per share.

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

The fair values of stock options granted during the thirteen and twenty-six weeks ended September 30, 2017 and September 24, 2016 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	September 30,		September 24,	September 30,				September 24,
	2017		2016	2017				2016
Expected option term(1)	5.5	years	N/A			5.5	years			5.5	years
Expected volatility factor(2)	34.6%		N/A	34.0%	-	34.6%		35.8%	-	36.0%
Risk-free interest rate(3)	1.8%		N/A			1.8%				1.4%
Expected annual dividend yield	0%		N/A			0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
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

The following table summarizes the stock award activity for the twenty-six weeks ended September 30, 2017:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at April 1, 2017	2,543,660	$9.29
Granted	392,522	$6.18
Exercised	(73,850)	$4.92		$267
Cancelled, forfeited or expired	(65,011)	$9.95
Outstanding at September 30, 2017	2,797,321	$8.96	5.7	$5,230
Vested and expected to vest after September 30, 2017	2,797,321	$8.96	5.7	$5,230
Exercisable at September 30, 2017	1,487,391	$8.10	5.0	$3,256

A summary of the status of non-vested stock options as of September 30, 2017 including changes during the twenty-six weeks ended September 30, 2017 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2017	1,148,500	$4.84
Granted	392,522	$2.12
Vested	(170,766)	$4.74
Nonvested shares forfeited	(60,326)	$4.31
Nonvested at September 30, 2017	1,309,930	$4.06

Restricted Stock

During the thirteen and twenty-six weeks ended September 30, 2017, the Company granted 21,491 and 108,043 restricted stock units, respectively, to various directors and employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirteen and twenty-six weeks ended September 30, 2017 totaled $0.2 million and $0.7 million, respectively. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $0.7 million and $0.8 million for the thirteen weeks ended September 30, 2017 and September 24, 2016, respectively. Stock-based compensation expense was $1.3 million and $1.5 million for the twenty-six weeks ended September 30, 2017 and September 24, 2016, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for both the thirteen weeks ended September 30, 2017 and September 24, 2016. Stock-based compensation expense of $0.2 million was recorded in cost of goods sold in the condensed consolidated statements of operations for both the twenty-six weeks ended September 30, 2017 and September 24, 2016. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2017, there was $3.8 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.96 years. As of September 30, 2017, there was $2.1 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 3.56 years.

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

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations, among other things. On April 10, 2017, the Company reached a settlement with the employees for an amount that is not material to the consolidated financial statements. The amount of the settlement has been accrued.

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

8. Capital Leases and Financing Transactions

As of September 30, 2017, the Company had non-cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of September 30, 2017 totals $0.8 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease expires in fiscal 2028 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of September 30, 2017 totals $7.3 million.

The total liability under capital lease and financing transactions as of September 30, 2017 is $8.1 million and is included as capital lease obligations in the condensed consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The interest rates range from 6.1% to 10.9%.

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	September 30,	April 1,
(in thousands)	2017	2017
Buildings	$7,588	$7,588
Land	2,530	2,530
Site improvements	410	410
Equipment	63	63
Property and equipment, gross	10,591	10,591
Less: accumulated depreciation	(1,626)	(1,272)
Property and equipment, net	$8,965	$9,319

As of September 30, 2017, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)
2018	642
2019	1,296
2020	1,307
2021	1,331
2022	1,356
Thereafter	6,857
Total	12,789
Less: Imputed interest	(4,729)
Present value of capital leases and financing transaction	8,060
Less: Current capital leases and financing transaction	(482)
Noncurrent capital leases and financing transaction	$7,578

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

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The income tax rate was 40.6% and 39.5% for the thirteen weeks ended September 30, 2017 and September 24, 2016, respectively, and 40.1% and 34.4% for the twenty-six weeks ended September 30, 2017 and September 24, 2016, respectively. The effective tax rate for the thirteen and twenty-six weeks ended September 30, 2017 is higher than the comparable periods in fiscal 2017 due to additional income tax expense of less than $0.1 million resulting from the adoption of ASU No. 2016-09 in the thirteen and twenty-six weeks ended September 30, 2017 compared to the thirteen and twenty-six weeks ended September 24, 2016. Discrete items also contributed to the lower tax rate in the twenty-six weeks ended September 24, 2016. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is required for certain state net operating losses and credits it expects to expire unused. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2017 and April 1, 2017, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At September 30, 2017, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10.  Related Party Transactions

During both the thirteen and twenty-six weeks ended September 30, 2017 and September 24, 2016, the Company had capital expenditures with a specialty retail vendor in the flooring market that as of September 30, 2017 is 23.3% owned by Freeman Spogli, our majority stockholder. These capital expenditures amounted to less than $0.1 million in both the thirteen weeks ended September 30, 2017 and September 24, 2016. These capital expenditures amounted to $0.1 million and less than $0.1 million in the twenty-six weeks ended September 30, 2017 and September 24, 2016, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheet.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and twenty-six weeks ended September 30, 2017 and September 24, 2016 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands, except per share data)	2017	2016	2017	2016
Net income	$1,098	$479	$1,875	1,103

Weighted average basic shares outstanding	26,608	26,427	26,584	26,400
Dilutive effect of options and restricted stock	342	470	376	336
Weighted average diluted shares outstanding	26,950	26,897	26,960	26,736

Basic earnings per share	$0.04	$0.02	$0.07	$0.04
Diluted earnings per share	$0.04	$0.02	$0.07	$0.04

Options to purchase 2,049,351 shares and 713,748 shares of common stock were outstanding during the thirteen weeks ended September 30, 2017 and September 24, 2016, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase 1,485,256 shares and 1,220,740 shares of common stock were outstanding during the twenty-six weeks ended September 30, 2017 and September 24, 2016, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of September 30, 2017, we operated 222 stores in 31 states, as well as an e-commerce channel, consisting of www.bootbarn.com, www.sheplers.com and www.countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

In addition to retail store sales, same store sales also includes e-commerce sales, e-commerce shipping and handling revenue and actual retail store or e-commerce sales returns. We exclude gift card escheatment, provision for sales returns and estimated future loyalty award redemptions from sales in our calculation of net sales per store. Beginning on September 11, 2017, the date of acquisition, sales from the four acquired Wood’s Boots stores have been included in same store sales. Sales as a result of an e-commerce asset acquisition, such as Country Outfitter, are excluded from same-store sales until the 13th full fiscal month subsequent to the Company’s acquisition of such assets.

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

Gross profit is also impacted by shifts in the proportion of sales of our exclusive brand products compared to third-party brand products, as well as by sales mix changes within and between brands and major product categories such as footwear, apparel or accessories.

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

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss on disposal of assets. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Results of Operations” below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	September 24,	September 30,	September 24,
(dollars in thousands)	2017	2016	2017	2016
Condensed Consolidated Statements of Operations Data (Unaudited):
Net sales	$143,072	$133,969	$282,451	$267,382
Cost of goods sold	101,382	97,523	199,369	190,187
Gross profit	41,690	36,446	83,082	77,195
Selling, general and administrative expenses	36,052	32,003	72,503	68,302
Income from operations	5,638	4,443	10,579	8,893
Interest expense, net	3,789	3,651	7,447	7,211
Income before income taxes	1,849	792	3,132	1,682
Income tax expense	751	313	1,257	579
Net income	$1,098	$479	$1,875	$1,103

Percentage of Net Sales (Unaudited)(1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.9%	72.8%	70.6%	71.1%
Gross profit	29.1%	27.2%	29.4%	28.9%
Selling, general and administrative expenses	25.2%	23.9%	25.7%	25.5%
Income from operations	3.9%	3.3%	3.7%	3.4%
Interest expense, net	2.6%	2.7%	2.6%	2.7%
Income before income taxes	1.3%	0.6%	1.1%	0.7%
Income tax expense	0.5%	0.2%	0.4%	0.2%
Net income	0.8%	0.4%	0.7%	0.5%

(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2017	2016	2017	2016
EBITDA Reconciliation (Unaudited):
Net income	$1,098	$479	$1,875	$1,103
Income tax expense	751	313	1,257	579
Interest expense, net	3,789	3,651	7,447	7,211
Depreciation and intangible asset amortization	4,142	4,017	8,255	8,096
EBITDA	9,780	8,460	18,834	16,989
Non-cash stock-based compensation(a)	678	750	1,253	1,506
Non-cash accrual for future award redemptions(b)	(162)	133	(157)	175
Loss on disposal of assets(c)	47	126	61	185
Adjusted EBITDA	$10,343	$9,469	$19,991	$18,855
Depreciation and intangible asset amortization	(4,142)	(4,017)	(8,255)	(8,096)
Adjusted EBIT	$6,201	$5,452	$11,736	$10,759

(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.

(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents loss on disposal of assets from store closures.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Selected Store Data (Unaudited):
Same Store Sales growth	1.8%	1.8%	1.5%	1.1%
Stores operating at end of period	222	212	222	212
Total retail store square footage, end of period (in thousands)	2,535	2,426	2,535	2,426
Average store square footage, end of period	11,420	11,445	11,420	11,445
Average net sales per store (in thousands)	$533	$527	$1,058	$1,053

Thirteen Weeks Ended September 30, 2017 Compared to Thirteen Weeks Ended September 24, 2016

Net sales. Net sales increased $9.1 million, or 6.8%, to $143.1 million for the thirteen weeks ended September 30, 2017 from $134.0 million for the thirteen weeks ended September 24, 2016. The increase in net sales was the result of the sales contribution from 11 new stores opened over the past thirteen months and the four stores acquired from Wood’s Boots, an increase of 1.8% in same store sales during the thirteen weeks ended September 30, 2017 and sales from the Country Outfitter site.

Gross profit. Gross profit increased $5.2 million, or 14.4%, to $41.7 million for the thirteen weeks ended September 30, 2017 from $36.4 million for the thirteen weeks ended September 24, 2016. As a percentage of net sales, gross profit was 29.1% and 27.2% for the thirteen weeks ended September 30, 2017 and September 24, 2016, respectively. Gross profit increased primarily due to increased sales. As a percentage of net sales, consolidated gross margin primarily increased as a result of a 140 basis point increase in merchandise margin rate and a 50 basis point decrease in buying and occupancy costs.

Selling, general and administrative expenses. SG&A expenses increased $4.0 million, or 12.7%, to $36.1 million for the thirteen weeks ended September 30, 2017 from $32.0 million for the thirteen weeks ended September 24, 2016. The increase in SG&A expenses was primarily a result of increased sales and additional costs for both new and acquired stores. As a percentage of net sales, SG&A was 25.2% and 23.9% for the thirteen weeks ended September 30, 2017 and September 24, 2016, respectively. As a percentage of sales, SG&A expenses were in line with the prior year when excluding the benefit in the prior year from lower bonus expense, gain from a legal and contract settlement, and a benefit from employee compensation costs.

During the thirteen weeks ended September 30, 2017, as a result of Hurricane Harvey, $3.2 million of inventory and property, plant and equipment at certain Houston-area stores were damaged and written off. These assets were insured at the time of the loss. The Company also incurred $0.2 million of repairs and maintenance expense. The Company received cash insurance proceeds of $0.7 million as of September 30, 2017. The Company considers it probable that it will be reimbursed for the entire amount of the loss and has recorded an insurance receivable as of September 30, 2017 for $2.7 million. The insurance receivable is recorded in accounts receivable, net on the condensed consolidated balance sheet. The charges and recoveries are recorded in selling, general and administrative expenses.

Income from operations. Income from operations for the thirteen weeks ended September 30, 2017 totaled $5.6 million, an increase of $1.2 million from $4.4 million for the thirteen weeks ended September 24, 2016. As a percentage of net sales, income from operations was 3.9% for the thirteen weeks ended September 30, 2017, compared to 3.3% for the thirteen weeks ended September 24, 2016. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, was $3.8 million and $3.7 million for the thirteen weeks ended September 30, 2017 and September 24, 2016, respectively.

Income tax expense. Income tax expense was $0.8 million for the thirteen weeks ended September 30, 2017 compared to $0.3 million for the thirteen weeks ended September 24, 2016. Our effective tax rate was 40.6% and 39.5% for the thirteen weeks ended September 30, 2017 and September 24, 2016, respectively. The effective tax rate for the thirteen weeks ended September 30, 2017 is higher than the comparable period in fiscal 2017 due to additional income tax expense of less than $0.1 million resulting from the adoption of ASU No. 2016-09 in the thirteen weeks ended September 30, 2017 compared to the thirteen weeks ended September 24, 2016.

Net income. Net income increased $0.6 million, from $0.5 million for the thirteen weeks ended September 24, 2016 to $1.1 million for the thirteen weeks ended September 30, 2017. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $0.9 million, or 9.2%, to $10.3 million for the thirteen weeks ended September 30, 2017 from $9.5 million for the thirteen weeks ended September 24, 2016. Adjusted EBIT increased $0.8 million, or 13.8%, to $6.2 million for the thirteen weeks ended September 30, 2017 from $5.5 million for the thirteen weeks ended September 24, 2016. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

Twenty-Six Weeks Ended September 30, 2017 Compared to Twenty-Six Weeks Ended September 24, 2016

Net sales. Net sales increased $15.1 million, or 5.6%, to $282.5 million for the twenty-six weeks ended September 30, 2017 from $267.4 million for the twenty-six weeks ended September 24, 2016. Net sales increased due to the sales contribution from 11 new stores opened over the past thirteen months and the four stores acquired from Wood’s Boots, a 1.5% increase in same store sales and sales from the Country Outfitter site.

Gross profit. Gross profit increased $5.9 million, or 7.6%, to $83.1 million for the twenty-six weeks ended September 30, 2017 from $77.2 million for the twenty-six weeks ended September 24, 2016. The gross profit increase was primarily a result of increased sales. As a percentage of net sales, gross profit was 29.4% and 28.9% for the twenty-six weeks ended September 30, 2017 and September 24, 2016, respectively. As a percentage of net sales, consolidated gross margin increased as a result of a 60 basis point increase in merchandise margin partially offset by 10 basis points of occupancy deleverage.

Selling, general and administrative expenses. SG&A expenses increased $4.2 million, or 6.2%, to $72.5 million for the twenty-six weeks ended September 30, 2017 from $68.3 million for the twenty-six weeks ended September 24, 2016. SG&A expenses increased as a result of additional costs associated with the opening of new and acquired stores over the last thirteen months and incremental operational costs associated with the growth in the business. As a percentage of net sales, SG&A was 25.7% and 25.5% for the twenty-six weeks ended September 30, 2017 and September 24, 2016, respectively. As a percentage of sales, SG&A expenses increased as a result of higher bonus expense.

Income from operations. Income from operations increased $1.7 million to $10.6 million for the twenty-six weeks ended September 30, 2017 from $8.9 million for the twenty-six weeks ended September 24, 2016. As a percentage of net sales, income from operations was 3.7% and 3.3% for the twenty-six weeks ended September 30, 2017 and September 24, 2016, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, increased $0.2 million, or 3.3%, to $7.4 million for the twenty-six weeks ended September 30, 2017 from $7.2 million for the twenty-six weeks ended September 24, 2016. The increase in interest expense, net was primarily the result of six months of higher interest rates associated with the debt as compared to six months in the twenty-six weeks ended September 24, 2016, partially offset by a higher debt balance in the prior-year period.

Income tax expense. Income tax expense increased $0.7 million, to $1.3 million for the twenty-six weeks ended September 30, 2017 from $0.6 million for the twenty-six weeks ended September 24, 2016. The increase in our income tax expense results from a higher tax rate year over year and the $1.5 million increase in income before income taxes for the twenty-six weeks ended September 30, 2017 as compared to the twenty-six weeks ended September 24, 2016. Our effective tax rate was 40.1% and 34.4% for the twenty-six weeks ended September 30, 2017 and September 24, 2016, respectively. The effective tax rate for the twenty-six weeks ended September 30, 2017 is higher than the comparable period in fiscal 2017 due to additional income tax expense of less than $0.1 million resulting from the adoption of ASU No. 2016-09 in the twenty-six weeks ended September 30, 2017 compared to the twenty-six weeks ended September 24, 2016. Discrete items also contributed to the lower tax rate in the twenty-six weeks ended September 24, 2016.

Net income. Net income increased $0.8 million, from $1.1 million for the twenty-six weeks ended September 24, 2016 to $1.9 million for the twenty-six weeks ended September 30, 2017. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $1.1 million, or 6.0%, to $20.0 million for the twenty-six weeks ended September 30, 2017 from $18.9 million for the twenty-six weeks ended September 24, 2016. Adjusted EBIT increased $1.0 million, or 9.1%, to $11.7 million for the twenty-six weeks ended September 30, 2017 from $10.8 million for the twenty-six weeks ended September 24, 2016. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2018 will be approximately $17.0 million (including the capital expenditures made during the twenty-six weeks ended September 30, 2017), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%,

(b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of September 30, 2017 and April 1, 2017 was $57.1 million and $33.3 million, respectively. Total interest expense incurred in the thirteen and twenty-six weeks ended September 30, 2017 on the June 2015 Wells Fargo Revolver was $0.5 million and $0.9 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 30, 2017 was 2.3%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 24, 2016 on the June 2015 Wells Fargo Revolver was $0.4 million and $0.7 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 24, 2016 was 1.8%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments ending on the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. Total interest expense incurred in the thirteen and twenty-six weeks ended September 30, 2017 on the 2015 Golub Term Loan was $2.7 million and $5.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 30, 2017 was 5.8%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 24, 2016 on the 2015 Golub Term Loan was $2.7 million and $5.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 24, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changes the maximum Consolidated Total Net Leverage Ratio requirements to 4.75:1.00 as of September 30, 2017, stepping down to 4.50:1.00 as of December 30, 2017 and 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of September 30, 2017, the fair value of these embedded derivatives was estimated and was not significant.

As of September 30, 2017, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $9.4 million as of September 30, 2017 compared to $8.0 million as of April 1, 2017.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
	September 30,	September 24,
(in thousands)	2017	2016
Net cash provided by/(used in):
Operating activities	$(710)	$6,676
Investing activities	(11,279)	(10,481)
Financing activities	13,388	7,673
Net increase in cash	$1,399	$3,868

Operating Activities

Net cash used in operating activities was $0.7 million for the twenty-six weeks ended September 30, 2017. The significant components of cash flows used in operating activities were net income of $1.9 million, the add-back of non-cash depreciation and amortization expense of $8.3 million, stock-based compensation expense of $1.3 million, and amortization of debt issuance fees and debt discount of $0.6 million. Accounts payable and accrued expenses and other current liabilities increased by $11.5 million due to the timing of payments. Inventory increased by $22.1 million due to the growth of the company and by an additional $2.8 million as a result of acquiring the inventory of Wood’s Boots.

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

Investing Activities

Net cash used in investing activities was $11.3 million for the twenty-six weeks ended September 30, 2017, which was primarily attributable to capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $10.5 million for the twenty-six weeks ended September 24, 2016, which was attributable to purchases of property and equipment during the period.

Financing Activities

Net cash provided by financing activities was $13.4 million for the twenty-six weeks ended September 30, 2017. We increased our line of credit borrowings by $23.8 million and repaid $10.2 million on our debt and capital lease obligations during the period.

Net cash provided by financing activities was $7.7 million for the twenty-six weeks ended September 24, 2016. We increased our line of credit borrowings by $8.2 million and repaid $1.2 million on our debt and capital lease obligations during the period. We also received $0.7 million from the exercise of stock options.

Contractual Obligations

During the thirteen and twenty-six weeks ended September 30, 2017, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2017 10-K, other than those which occur in the normal course of business.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of September 30, 2017, we had $57.1 million in outstanding borrowings under the June 2015 Wells Fargo Revolver and $186.5 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of September 30, 2017 would be approximately $2.4 million.

As of September 30, 2017, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2017 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We recently commenced a private-label credit card program. We cannot assure you that we will realize the anticipated benefits from this program due to a number of factors.

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

Our private-label credit card program is operated under an agreement with a third party provider that will issue the private label credit cards to our customers and will retain a percentage of the net credit sales and payments of outstanding credit balances thereunder. The payments that we receive from the private-label credit card program will depend upon a number of factors, including the level of sales on private label accounts, the level of balances carried, payment rates, finance charge rates and other fees, and the level of credit losses. The provider will have discretion over certain material terms and conditions of the private-label credit card program and such terms and conditions could adversely affect the benefits we receive from this private-label credit card program, as well as our relations with cardholders.

We depend on the third party provider to maintain appropriate protections with respect to our customers’ personal information in its control.  Any data breaches experienced by our third party provider could result in liability to us and/or reputational harm.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

Boot Barn Holdings, Inc.

Date: November 3, 2017	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2017	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer