Form 10-Q
period 2017-12-30
Boot Barn Holdings, Inc.
filed 2018-02-01
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2017

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

As of January 31, 2018, the registrant had 27,123,598 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Thirty-Nine Weeks Ended December 30, 2017

Part 1. Financial Information

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 30,	April 1,
	2017	2017

Assets
Current assets:
Cash and cash equivalents	$19,126	$8,035
Accounts receivable, net	6,388	4,354
Inventories	207,538	189,096
Prepaid expenses and other current assets	12,277	22,818
Total current assets	245,329	224,303
Property and equipment, net	88,043	82,711
Goodwill	193,095	193,095
Intangible assets, net	63,612	64,511
Other assets	1,144	961
Total assets	$591,223	$565,581
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$33,274
Accounts payable	117,513	77,482
Accrued expenses and other current liabilities	50,456	35,983
Current portion of notes payable, net	—	1,062
Total current liabilities	167,969	147,801
Deferred taxes	10,102	20,961
Long-term portion of notes payable, net	182,939	191,517
Capital lease obligations	7,440	7,825
Other liabilities	18,440	17,568
Total liabilities	386,890	385,672

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; December 30, 2017 - 100,000 shares authorized, 26,753 shares issued; April 1, 2017 - 100,000 shares authorized, 26,575 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	144,687	142,184
Retained earnings	59,815	37,791
Less: Common stock held in treasury, at cost, 30 and 14 shares at December 30, 2017 and April 1, 2017, respectively	(172)	(69)
Total stockholders’ equity	204,333	179,909
Total liabilities and stockholders’ equity	$591,223	$565,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 24,	December 30,	December 24,
	2017	2016	2017	2016

Net sales	$224,732	$199,431	$507,183	$466,813
Cost of goods sold	152,795	136,068	352,164	326,255
Gross profit	71,937	63,363	155,019	140,558
Selling, general and administrative expenses	47,542	42,500	120,046	110,803
Income from operations	24,395	20,863	34,973	29,755
Interest expense, net	3,821	3,637	11,268	10,848
Income before income taxes	20,574	17,226	23,705	18,907
Income tax expense	425	6,719	1,681	7,298
Net income	$20,149	$10,507	$22,024	$11,609

Earnings per share:
Basic shares	$0.76	$0.40	$0.83	$0.44
Diluted shares	$0.73	$0.39	$0.81	$0.43
Weighted average shares outstanding:
Basic shares	26,674	26,495	26,614	26,432
Diluted shares	27,596	27,165	27,146	26,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2017	26,575	$3	$142,184	$37,791	(14)	$(69)	$179,909
Net income	—	—	—	22,024	—	—	22,024
Issuance of common stock related to stock-based compensation	178	—	653	—	(3)	—	653
Tax withholding for net share settlement	—	—	—	—	(13)	(103)	(103)
Stock-based compensation expense	—	—	1,850	—	—	—	1,850
Balance at December 30, 2017	26,753	$3	$144,687	$59,815	(30)	$(172)	$204,333

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2016	26,354	$3	$137,893	$23,594	(4)	$—	$161,490
Net income	—	—	—	11,609	—	—	11,609
Issuance of common stock related to stock-based compensation	203	—	1,180	—	(3)	—	1,180
Tax withholding for net share settlement	—	—	—	—	(5)	(55)	(55)
Excess tax benefit related to stock-based compensation	—	—	7	—	—	—	7
Stock-based compensation expense	—	—	2,260	—	—	—	2,260
Balance at December 24, 2016	26,557	$3	$141,340	$35,203	(12)	$(55)	$176,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 30,	December 24,
	2017	2016

Cash flows from operating activities
Net income	$22,024	$11,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,619	10,688
Stock-based compensation	1,850	2,260
Excess tax benefit	—	(7)
Amortization of intangible assets	899	1,615
Amortization and write-off of debt issuance fees and debt discount	895	843
Loss on disposal of property and equipment	73	163
Hurricane-related asset write-off	2,525	—
Insurance recovery receivable	(168)	—
Accretion of above market leases	(1)	(33)
Deferred taxes	(1,069)	3,256
Changes in operating assets and liabilities:
Accounts receivable, net	(1,866)	(2,422)
Inventories	(17,912)	(3,697)
Inventories from purchase of Wood's Boots	(2,752)	—
Prepaid expenses and other current assets	736	2,256
Other assets	(183)	1,150
Accounts payable	40,683	23,513
Accrued expenses and other current liabilities	14,416	12,762
Other liabilities	873	4,207
Net cash provided by operating activities	$72,642	$68,163
Cash flows from investing activities
Purchases of property and equipment	$(18,676)	$(17,698)
Hurricane-related insurance recoveries for property and equipment	697	—
Net cash used in investing activities	$(17,979)	$(17,698)
Cash flows from financing activities
Payments on line of credit - net	$(33,274)	$(25,795)
Repayments on debt and capital lease obligations	(10,328)	(1,788)
Debt issuance fees paid	(520)	—
Tax withholding payments for net share settlement	(103)	(55)
Excess tax benefit from stock options	—	7
Proceeds from the exercise of stock options	653	1,180
Net cash used in financing activities	$(43,572)	$(26,451)
Net increase in cash and cash equivalents	11,091	24,014
Cash and cash equivalents, beginning of period	8,035	7,195
Cash and cash equivalents, end of period	$19,126	$31,209

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$470	$1,389
Cash paid for interest	$10,192	$10,014
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,249	$1,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”), was formed on November 17, 2011, and is incorporated in the State of Delaware. As of June 8, 2014, the Company held all of the outstanding shares of common stock of WW Holding Corporation, which held 95.0% of the outstanding shares of common stock of Boot Barn Holding Corporation. On June 9, 2014, WW Holding Corporation was merged with and into the Company and then Boot Barn Holding Corporation was merged with and into the Company (“Reorganization”). As a result of this Reorganization, Boot Barn, Inc. became a direct wholly owned subsidiary of the Company. On June 10, 2014, the legal name of the Company was changed from WW Top Investment Corporation to Boot Barn Holdings, Inc. The equity of the Company consists of 100,000,000 authorized shares and 26,752,507 issued and 26,722,914 outstanding shares of common stock as of December 30, 2017. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 226 stores in 31 states as of December 30, 2017 and 219 stores in 31 states as of April 1, 2017. As of December 30, 2017, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended December 30, 2017 and December 24, 2016 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”) and Boot Barn International (Hong Kong) Limited (“Hong Kong”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of December 30, 2017.

Hurricane-Related Insurance Claims

During the thirteen weeks ended September 30, 2017, as a result of Hurricane Harvey, $3.2 million of inventory and property, plant and equipment at certain Houston-area stores were damaged and written off. These assets were insured at the time of the loss. The Company also incurred $0.2 million and $0.1 million of repairs and maintenance expense during the thirteen weeks ended September 30, 2017 and December 30, 2017, respectively. The Company has received cash insurance proceeds of $4.8 million as of December 30, 2017 and has recorded an insurance receivable as of December 30, 2017 for $0.2 million. The insurance receivable is recorded in accounts receivable, net on the condensed consolidated balance sheet. The charges and recoveries are recorded in selling, general and administrative expenses.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU No. 2015-17 is effective for public entities in annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The amendments for ASU No. 2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company adopted this standard prospectively as of April 2, 2017, the first day of the fiscal year ending March 31, 2018. As a result of the prospective adoption, the Company reclassified deferred tax assets of $9.8 million from prepaid expenses and other current assets (a component of current assets), to deferred taxes (a component of long-term liabilities) on its Condensed Consolidated Balance Sheet as of April 2, 2017. Prior periods were not retrospectively adjusted for the accounting change.

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

.

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

In allocating the purchase price, the Company recorded all assets acquired and liabilities assumed at fair value. As the acquisition did not meet the definition of a business combination under FASB ASC Topic 805, Business Combinations, the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets.

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

4.  Intangible Assets, Net and Goodwill

Net intangible assets as of December 30, 2017 and April 1, 2017 consisted of the following:

	December 30, 2017
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$4,694	$(4,275)	$419	4.6
Non-compete agreements	990	(990)	—	4.8
Below-market leases	4,918	(2,402)	2,516	11.6
Total definite lived	10,602	(7,667)	2,935
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$71,279	$(7,667)	$63,612

	April 1, 2017
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$4,694	$(3,810)	$884	4.6
Non-compete agreements	990	(915)	75	4.8
Below-market leases	4,918	(2,043)	2,875	11.6
Total definite lived	10,602	(6,768)	3,834
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$71,279	$(6,768)	$64,511

Amortization expense for intangible assets totaled $0.2 million for the thirteen weeks ended December 30, 2017 and $0.5 million for the thirteen weeks ended December 24, 2016, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled $0.9 million for the thirty-nine weeks ended December 30, 2017 and $1.6 million for the thirty-nine weeks ended December 24, 2016, and is included in selling, general and administrative expenses.

As of December 30, 2017, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2018	$229
2019	624
2020	477
2021	308
2022	215
Thereafter	1,082
Total	$2,935

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s Goodwill balance was $193.1 million as of both December 30, 2017 and April 1, 2017. As of December 30, 2017, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of December 30, 2017 and April 1, 2017 was zero and $33.3 million, respectively. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 30, 2017 on the June 2015 Wells Fargo Revolver was $0.6 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 30, 2017 was 2.8%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 24, 2016 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.1 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 24, 2016 was 2.0%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 30, 2017 on the 2015 Golub Term Loan was $2.8 million and $8.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 30, 2017 was 5.8%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 24, 2016 on the 2015 Golub Term Loan was $2.7 million and $8.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 24, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.50:1.00 as of December 30, 2017, stepping down to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 30, 2017, the fair value of these embedded derivatives was not significant.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.0 million were incurred under the June 2015 Wells Fargo Revolver and 2017 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.6 million as of both December 30, 2017 and April 1, 2017. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $6.0 million were incurred under the 2015 Golub Term Loan and 2017 Golub Amendment and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $3.6 million and $3.9 million as of December 30, 2017 and April 1, 2017, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	December 30,	April 1,
(in thousands)	2017	2017
Term Loan	$186,500	$196,500
Unamortized value of the debt issuance costs and debt discount	(3,561)	(3,921)
Net carrying value	$182,939	$192,579

Total amortization expense of $0.3 million and $0.9 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen and thirty-nine weeks ended December 30, 2017, respectively.

Total amortization expense of $0.3 million and $0.8 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen and thirty-nine weeks ended December 24, 2016, respectively.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of December 30, 2017 are as follows:

Fiscal Year	(in thousands)
2018	$—
2019	—
2020	—
2021	—
2022	186,500
Total	$186,500

6.  Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of December 30, 2017, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of December 30, 2017, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors. Restricted stock units vest over service periods of one or five years, as determined by the Compensation Committee of the Board of Directors.

Non-Qualified Stock Options

During the thirteen weeks ended December 30, 2017, the Company did not grant options to purchase shares under the 2014 Plan.

During the thirty-nine weeks ended December 30, 2017, the Company granted certain members of management options to purchase a total of 392,522 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirty-nine weeks ended December 30, 2017 was $0.8 million, with grant date fair values ranging from $2.11 to $2.91 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $6.15 and $8.33 per share.

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

On October 29, 2014, the Company granted its Chief Executive Officer (“CEO”) options to purchase 99,650 shares of common stock under the 2014 Plan. These options contain both service and market conditions. Vesting of the options occurs if the market price of the Company’s stock achieves stated targets through the third anniversary of the date of grant. As of March 26, 2016, the market price targets were achieved, and the options vest in equal amounts on the third, fourth and fifth anniversaries of the grant date. The fair value of the options was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of October 29, 2014:

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

The fair values of stock options granted during the thirteen and thirty-nine weeks ended December 30, 2017 and December 24, 2016 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 24,	December 30,				December 24,
	2017	2016	2017				2016
Expected option term(1)	N/A	N/A			5.5	years			5.5	years
Expected volatility factor(2)	N/A	N/A	34.0%	-	34.6%		35.8%	-	36.0%
Risk-free interest rate(3)	N/A	N/A			1.8%				1.4%
Expected annual dividend yield	N/A	N/A			0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.

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

The following table summarizes the stock award activity for the thirty-nine weeks ended December 30, 2017:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at April 1, 2017	2,543,660	$9.29
Granted	392,522	$6.18
Exercised	(129,810)	$5.04		$797
Cancelled, forfeited or expired	(173,753)	$8.78
Outstanding at December 30, 2017	2,632,619	$9.07	5.4	$21,878
Vested and expected to vest after December 30, 2017	2,632,619	$9.07	5.4	$21,878
Exercisable at December 30, 2017	1,608,401	$8.15	4.7	$14,419

A summary of the status of non-vested stock options as of December 30, 2017 including changes during the thirty-nine weeks ended December 30, 2017 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2017	1,148,500	$4.84
Granted	392,522	$2.12
Vested	(380,953)	$4.72
Nonvested shares forfeited	(169,068)	$3.37
Nonvested at December 30, 2017	991,001	$4.06

Restricted Stock

During the thirteen weeks ended December 30, 2017, the Company did not grant any restricted stock units. During the thirty-nine weeks ended December 30, 2017, the Company granted 108,043 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirty-nine weeks ended December 30, 2017 totaled $0.7 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $0.6 million and $0.8 million for the thirteen weeks ended December 30, 2017 and December 24, 2016, respectively. Stock-based compensation expense was $1.9 million and $2.3 million for the thirty-nine weeks ended December 30, 2017 and December 24, 2016, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for both the thirteen weeks ended December 30, 2017 and December 24, 2016. Stock-based compensation expense of $0.3 million and $0.4 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirty-nine weeks ended December 30, 2017 and December 24, 2016, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of December 30, 2017, there was $3.0 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.82 years. As of December 30, 2017, there was $1.8 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 3.36 years.

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

8.  Capital Leases and Financing Transactions

As of December 30, 2017, the Company had non-cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of December 30, 2017 totals $0.7 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease expires in fiscal 2028 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of December 30, 2017 totals $7.2 million.

The total liability under capital lease and financing transactions as of December 30, 2017 is $7.9 million and is included as capital lease obligations in the condensed consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The interest rates range from 6.1% to 10.9%.

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	December 30,	April 1,
(in thousands)	2017	2017
Buildings	$7,588	$7,588
Land	2,530	2,530
Site improvements	410	410
Equipment	63	63
Property and equipment, gross	10,591	10,591
Less: accumulated depreciation	(1,803)	(1,272)
Property and equipment, net	$8,788	$9,319

As of December 30, 2017, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)
2018	320
2019	1,291
2020	1,302
2021	1,326
2022	1,351
Thereafter	6,826
Total	12,416
Less: Imputed interest	(4,473)
Present value of capital leases and financing transaction	7,943
Less: Current capital leases and financing transaction	(503)
Noncurrent capital leases and financing transaction	$7,440

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

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was signed into law by the President of the United States. The Act includes various changes to previously existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective beginning January 1, 2018. As a result of this rate change, the Company was required to revalue its deferred tax assets and liabilities as of December 22, 2017 to account for the future impact of the lower federal corporate income tax rate. The revaluation of deferred tax assets and liabilities resulted in a non-cash tax benefit of $6.8 million to the Company’s earnings in the thirteen weeks ended December 30, 2017. The income tax rate was 2.1% and 39.0% for the thirteen weeks ended December 30, 2017 and December 24, 2016, respectively, and 7.1% and 38.6% for the thirty-nine weeks ended December 30, 2017 and December 24, 2016, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended December 30, 2017 is significantly lower than the comparable periods in fiscal 2017 primarily due to the revaluation of our deferred tax assets and liabilities discussed above, as well as certain other discrete items recognized in the thirteen and thirty-nine weeks ended December 30, 2017. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is primarily required for certain state net operating losses and credits it expects to expire unused. The Company will continue to evaluate the need for a valuation allowance at each period end.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowing taxpayers to record a reasonable estimate of the impact of the U.S. legislation when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the estimated income tax benefit of $6.8 million represents the Company’s best estimate based on interpretation of the U.S. legislation. As a result, the actual impact on the net deferred tax liability may vary from the estimated amount due to uncertainties in the Company’s preliminary review.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 30, 2017 and April 1, 2017, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At December 30, 2017, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10.  Related Party Transactions

During both the thirteen and thirty-nine weeks ended December 30, 2017 and December 24, 2016, the Company had capital expenditures with a specialty retail vendor in the flooring market that as of December 30, 2017 is 20.6% owned by Freeman Spogli, our largest stockholder. These capital expenditures amounted to $0.2 million and less than $0.1 million in the thirteen weeks ended December 30, 2017 and December 24, 2016, respectively. These capital expenditures amounted to $0.3 million and less than $0.2 million in the thirty-nine weeks ended December 30, 2017 and December 24, 2016, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheet.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and thirty-nine weeks ended December 30, 2017 and December 24, 2016 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 24,	December 30,	December 24,
(in thousands, except per share data)	2017	2016	2017	2016
Net income	$20,149	$10,507	$22,024	11,609

Weighted average basic shares outstanding	26,674	26,495	26,614	26,432
Dilutive effect of options and restricted stock	922	670	532	459
Weighted average diluted shares outstanding	27,596	27,165	27,146	26,891

Basic earnings per share	$0.76	$0.40	$0.83	$0.44
Diluted earnings per share	$0.73	$0.39	$0.81	$0.43

Options to purchase 490,182 shares and 390,087 shares of common stock were outstanding during the thirteen weeks ended December 30, 2017 and December 24, 2016, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase 706,354 shares and 694,972 shares of common stock were outstanding during the thirty-nine weeks ended December 30, 2017 and December 24, 2016, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of December 30, 2017, we operated 226 stores in 31 states, as well as three e-commerce sites, consisting of www.bootbarn.com, www.sheplers.com and www.countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss on disposal of assets from store closures. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Results of Operations” below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 24,	December 30,	December 24,
(dollars in thousands)	2017	2016	2017	2016
Condensed Consolidated Statements of Operations Data (Unaudited):
Net sales	$224,732	$199,431	$507,183	$466,813
Cost of goods sold	152,795	136,068	352,164	326,255
Gross profit	71,937	63,363	155,019	140,558
Selling, general and administrative expenses	47,542	42,500	120,046	110,803
Income from operations	24,395	20,863	34,973	29,755
Interest expense, net	3,821	3,637	11,268	10,848
Income before income taxes	20,574	17,226	23,705	18,907
Income tax expense	425	6,719	1,681	7,298
Net income	$20,149	$10,507	$22,024	$11,609

Percentage of Net Sales (Unaudited)(1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.0%	68.2%	69.4%	69.9%
Gross profit	32.0%	31.8%	30.6%	30.1%
Selling, general and administrative expenses	21.2%	21.3%	23.7%	23.7%
Income from operations	10.9%	10.5%	6.9%	6.4%
Interest expense, net	1.7%	1.8%	2.2%	2.3%
Income before income taxes	9.2%	8.7%	4.7%	4.1%
Income tax expense	0.2%	3.4%	0.3%	1.6%
Net income	9.0%	5.3%	4.3%	2.5%

(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 24,	December 30,	December 24,
(in thousands)	2017	2016	2017	2016
EBITDA Reconciliation (Unaudited):
Net income	$20,149	$10,507	$22,024	$11,609
Income tax expense	425	6,719	1,681	7,298
Interest expense, net	3,821	3,637	11,268	10,848
Depreciation and intangible asset amortization	4,263	4,207	12,518	12,303
EBITDA	28,658	25,070	47,491	42,058
Non-cash stock-based compensation(a)	597	754	1,850	2,260
Non-cash accrual for future award redemptions(b)	47	399	(110)	574
Loss/(gain) on disposal of assets(c)	12	(22)	73	163
Adjusted EBITDA	$29,314	$26,201	$49,304	$45,055
Depreciation and intangible asset amortization	(4,263)	(4,207)	(12,518)	(12,303)
Adjusted EBIT	$25,051	$21,994	$36,786	$32,752

(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.

(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents loss on disposal of assets from store closures.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 24,	December 30,	December 24,
	2017	2016	2017	2016
Selected Store Data (Unaudited):
Same Store Sales growth	5.2%	0.2%	3.1%	0.7%
Stores operating at end of period	226	219	226	219
Total retail store square footage, end of period (in thousands)	2,578	2,494	2,578	2,494
Average store square footage, end of period	11,407	11,389	11,407	11,389
Average net sales per store (in thousands)	$788	$704	$1,827	$1,723

Thirteen Weeks Ended December 30, 2017 Compared to Thirteen Weeks Ended December 24, 2016

Net sales. Net sales increased $25.3 million, or 12.7%, to $224.7 million for the thirteen weeks ended December 30, 2017 from $199.4 million for the thirteen weeks ended December 24, 2016. The increase in net sales was the result of an increase of 5.2% in same store sales during the thirteen weeks ended December 30, 2017, the sales contribution from seven new stores opened over the past twelve months and the four stores acquired from Wood’s Boots, sales as a result of the 53rd week in the prior year that moved the week after Christmas from the fourth quarter last year into the third quarter of the current year, and sales from the Country Outfitter site that was acquired in February 2017.

Gross profit. Gross profit increased $8.6 million, or 13.5%, to $71.9 million for the thirteen weeks ended December 30, 2017 from $63.4 million for the thirteen weeks ended December 24, 2016. As a percentage of net sales, gross profit was 32.0% and 31.8% for the thirteen weeks ended December 30, 2017 and December 24, 2016, respectively. Gross profit increased primarily due to increased sales. As a percentage of net sales, consolidated gross profit primarily increased as a result of a 10 basis point increase in merchandise margin rate and a 10 basis point decrease in buying and occupancy costs. The higher merchandise margin rate was driven by more full-price selling, less clearance, and increased exclusive brand penetration, partially offset by higher freight due to the temporary challenges in our e-commerce fulfillment center. The improvement in buying and occupancy costs as a percentage of sales resulted from leveraging fixed occupancy costs on increased sales, partially offset by increased labor costs in the Company’s fulfillment center to meet Holiday e-commerce demand.

Selling, general and administrative expenses. SG&A expenses increased $5.0 million, or 11.9%, to $47.5 million for the thirteen weeks ended December 30, 2017 from $42.5 million for the thirteen weeks ended December 24, 2016. The increase in SG&A expenses was primarily a result of increased sales and additional costs for both new and acquired stores. As a percentage of net sales, SG&A was 21.2% and 21.3% for the thirteen weeks ended December 30, 2017 and December 24, 2016, respectively. Selling, general and administrative expenses as a percentage of sales decreased as a result of expense leverage on higher sales. A net pre-tax gain from insurance and other settlements related primarily to losses suffered in the second quarter from Hurricane Harvey was offset by higher incentive compensation in the current year.

Income from operations. Income from operations increased $3.5 million, or 16.9%, to $24.4 million for the thirteen weeks ended December 30, 2017 from $20.9 million for the thirteen weeks ended December 24, 2016. As a percentage of net sales, income from operations was 10.9% for the thirteen weeks ended December 30, 2017, compared to 10.5% for the thirteen weeks ended December 24, 2016. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, was $3.8 million and $3.6 million for the thirteen weeks ended December 30, 2017 and December 24, 2016, respectively. The increase in interest expense, net was primarily the result of higher interest rates associated with the debt as compared to the thirteen weeks ended December 24, 2016, partially offset by a higher debt balance in the prior-year period.

Income tax expense. Income tax expense was $0.4 million for the thirteen weeks ended December 30, 2017 compared to $6.7 million for the thirteen weeks ended December 24, 2016. Our effective tax rate was 2.1% and 39.0% for the thirteen weeks ended December 30, 2017 and December 24, 2016, respectively. The effective tax rate for the thirteen weeks ended December 30, 2017 is significantly lower than the comparable period in fiscal 2017 due to recently passed tax reform which lowered the federal corporate tax rate. As a result of the federal rate change we were required to revalue our estimated deferred tax assets and liabilities as of December 22, 2017, resulting in a tax benefit of $6.8 million for the thirteen weeks ended December 30, 2017.

Net income. Net income increased $9.6 million, from $10.5 million for the thirteen weeks ended December 24, 2016 to $20.1 million for the thirteen weeks ended December 30, 2017. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $3.1 million, or 11.9%, to $29.3 million for the thirteen weeks ended December 30, 2017 from $26.2 million for the thirteen weeks ended December 24, 2016. Adjusted EBIT increased $3.1 million, or 13.9%, to $25.1 million for the thirteen weeks ended December 30, 2017 from $22.0 million for the thirteen weeks ended December 24, 2016. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

Thirty-Nine Weeks Ended December 30, 2017 Compared to Thirty-Nine Weeks Ended December 24, 2016

Net sales. Net sales increased $40.4 million, or 8.6%, to $507.2 million for the thirty-nine weeks ended December 30, 2017 from $466.8 million for the thirty-nine weeks ended December 24, 2016. The increase in net sales was the result of the sales contribution from seven new stores opened over the past twelve months and the four stores acquired from Wood’s Boots, an increase of 3.1% in same store sales during the thirty-nine weeks ended December 30, 2017, and sales from the Country Outfitter site that was acquired in February 2017.

Gross profit. Gross profit increased $14.5 million, or 10.3%, to $155.0 million for the thirty-nine weeks ended December 30, 2017 from $140.6 million for the thirty-nine weeks ended December 24, 2016. The gross profit increase was primarily a result of increased sales. As a percentage of net sales, gross profit was 30.6% and 30.1% for the thirty-nine weeks ended December 30, 2017 and December 24, 2016, respectively. As a percentage of net sales, consolidated gross profit increased as a result of a 40 basis point increase in merchandise margin rate and 10 basis points of occupancy leverage.

Selling, general and administrative expenses. SG&A expenses increased $9.2 million, or 8.3%, to $120.0 million for the thirty-nine weeks ended December 30, 2017 from $110.8 million for the thirty-nine weeks ended December 24, 2016. SG&A expenses increased as a result of additional costs associated with the opening of new and acquired stores over the last twelve months and incremental operational costs associated with the growth in the business. As a percentage of net sales, SG&A was 23.7% for both the thirty-nine weeks ended December 30, 2017 and December 24, 2016.

Income from operations. Income from operations increased $5.2 million, or 17.5%, to $35.0 million for the thirty-nine weeks ended December 30, 2017 from $29.8 million for the thirty-nine weeks ended December 24, 2016. As a percentage of net sales, income from operations was 6.9% and 6.4% for the thirty-nine weeks ended December 30, 2017 and December 24, 2016, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, increased $0.4 million, or 3.9%, to $11.3 million for the thirty-nine weeks ended December 30, 2017 from $10.8 million for the thirty-nine weeks ended December 24, 2016. The increase in interest expense, net was primarily the result of higher interest rates associated with the debt as compared to the thirty-nine weeks ended December 24, 2016, partially offset by a higher debt balance in the prior-year period.

Income tax expense. Income tax expense decreased $5.6 million, to $1.7 million for the thirty-nine weeks ended December 30, 2017 from $7.3 million for the thirty-nine weeks ended December 24, 2016. Our effective tax rate was 7.1% and 38.6% for the thirty-nine weeks ended December 30, 2017 and December 24, 2016, respectively. The effective tax rate for the thirty-nine weeks ended December 30, 2017 is significantly lower than the comparable period in fiscal 2017 due to recently passed tax reform which lowered the federal corporate tax rate. As a result of the federal rate change we were required to revalue our estimated deferred tax assets and liabilities as of December 22, 2017, resulting in a tax benefit of $6.8 million for the thirty-nine weeks ended December 30, 2017.

Net income. Net income increased $10.4 million, from $11.6 million for the thirty-nine weeks ended December 24, 2016 to $22.0 million for the thirty-nine weeks ended December 30, 2017. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $4.2 million, or 9.4%, to $49.3 million for the thirty-nine weeks ended December 30, 2017 from $45.1 million for the thirty-nine weeks ended December 24, 2016. Adjusted EBIT increased $4.0 million, or 12.3%, to $36.8 million for the thirty-nine weeks ended December 30, 2017 from $32.8 million for the thirty-nine weeks ended December 24, 2016. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that excluding $0.9 million of capital expenditures related to damages incurred from Hurricane Harvey, our total capital expenditures in fiscal 2018 will be between $18.0 million to $19.0 million (including the capital expenditures made during the thirty-nine weeks ended December 30, 2017), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of December 30, 2017 and April 1, 2017 was zero and $33.3 million, respectively. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 30, 2017 on the June 2015 Wells Fargo Revolver was $0.6 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 30, 2017 was 2.8%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 24, 2016 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.1 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 24, 2016 was 2.0%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments ending on the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 30, 2017 on the 2015 Golub Term Loan was $2.8 million and $8.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 30, 2017 was 5.8%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 24, 2016 on the 2015 Golub Term Loan was $2.7 million and $8.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 24, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changes the maximum Consolidated Total Net Leverage Ratio requirements to 4.50:1.00 as of December 30, 2017, stepping down to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of December 30, 2017, the fair value of these embedded derivatives was estimated and was not significant.

As of December 30, 2017, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $19.1 million as of December 30, 2017 compared to $8.0 million as of April 1, 2017.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
	December 30,	December 24,
(in thousands)	2017	2016
Net cash provided by/(used in):
Operating activities	$72,642	$68,163
Investing activities	(17,979)	(17,698)
Financing activities	(43,572)	(26,451)
Net increase in cash	$11,091	$24,014

Operating Activities

Net cash provided by operating activities was $72.6 million for the thirty-nine weeks ended December 30, 2017. The significant components of cash flows provided by operating activities were net income of $22.0 million, the add-back of non-cash depreciation and amortization expense of $12.5 million, stock-based compensation expense of $1.9 million, and amortization of debt issuance fees and debt discount of $0.9 million. Accounts payable and accrued expenses and other current liabilities increased by $55.1 million due to the timing of payments. Inventory increased by $17.9 million due to the growth of the company and by an additional $2.8 million as a result of acquiring the inventory of Wood’s Boots.

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

Investing Activities

Net cash used in investing activities was $18.0 million for the thirty-nine weeks ended December 30, 2017, which was primarily attributable to $18.7 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities, partially offset by $0.7 million in insurance recoveries for property and equipment as a result of Hurricane Harvey damages incurred in the thirteen weeks ended September 30, 2017.

Net cash used in investing activities was $17.7 million for the thirty-nine weeks ended December 24, 2016, which was attributable to purchases of property and equipment during the period.

Financing Activities

Net cash used in financing activities was $43.6 million for the thirty-nine weeks ended December 30, 2017. We reduced our line of credit borrowings by $33.3 million and repaid $10.3 million on our debt and capital lease obligations during the period. We also received $0.7 million from the exercise of stock options.

Net cash used in financing activities was $26.5 million for the thirty-nine weeks ended December 24, 2016. We reduced our line of credit borrowings by $25.8 million and repaid $1.8 million on our debt and capital lease obligations during the period. We also received $1.2 million from the exercise of stock options.

Contractual Obligations

During the thirteen and thirty-nine weeks ended December 30, 2017, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2017 10-K, other than those which occur in the normal course of business.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases and purchase obligations.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise generally applicable to public companies.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of December 30, 2017, we had no outstanding borrowings under the June 2015 Wells Fargo Revolver and $186.5 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of December 30, 2017 would be approximately $1.9 million.

As of December 30, 2017, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2017 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 30, 2017, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During fiscal 2018 we commenced a private-label credit card program. We cannot assure you that we will realize the anticipated benefits from this program due to a number of factors.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

Boot Barn Holdings, Inc.

Date: February 1, 2018	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2018	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer