Form 10-K
period 2018-03-31
Boot Barn Holdings, Inc.
filed 2018-05-16
CIK 1610250

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $115.6 million. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $.0001 par value, as of May 15, 2018 was 27,476,196.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2018 fiscal year, are incorporated by reference into Part III of this Form 10‑K.

Forward‑Looking Statements

This annual report contains forward‑looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements refer to our current expectations and projections relating to, by way of example and without limitation, our financial condition, liquidity, profitability, results of operations, margins, plans, objectives, strategies, future performance, business and industry. You can identify forward‑looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “could”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events, but not all forward‑looking statements contain these identifying words. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward‑looking statements. We believe the risks attending any forward‑looking statements include, but are not limited to, those described under “Risk Factors” and include, among other things:

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

Fiscal Year

We operate on a fiscal calendar that results in a 52‑ or 53‑week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52‑week fiscal year, each quarter includes thirteen weeks of operations; in a 53‑week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2018, fiscal 2017, and fiscal 2016, which represent our fiscal years ended March 31, 2018, April 1, 2017 and March 26, 2016, respectively. Fiscal 2018 was a 52-week period, fiscal 2017 was a 53-week period and fiscal 2016 was a 52-week period.

PART I

Item 1.  Business.

Our Company

We are the largest lifestyle retail chain devoted to western and work‑related footwear, apparel and accessories in the U.S. With 226 stores in 31 states as of March 31, 2018, we have approximately three times as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to double our domestic store base. Our stores, which are typically freestanding or located in strip centers, average 11,400 square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high‑quality footwear and apparel. We strive to offer an authentic, one‑stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our motto, “Be True”, which communicates the genuine and enduring spirit of the Boot Barn brand.

Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends. Accordingly, approximately 70% of our store inventory is kept in stock through automated replenishment programs. The vast majority of our merchandise in stores, on bootbarn.com and countryoutfitter.com is sold at full price and is not subject to typical inventory markdowns. Sheplers E-commerce, defined below, is more promotional and offers a greater assortment of products at discounted prices. Our boot selection, which comprises approximately one‑third of each store’s selling square footage space, is merchandised on self‑service fixtures with western boots arranged by size and work boots arranged by brand. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market‑leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western‑style jewelry and accessories. Our western assortment includes many of the industry’s most sought‑after brands, such as Ariat,  Dan Post,  Justin,  Lucchese,  Miss Me,  Montana Silversmiths,  Stetson, Resistol and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety‑toe boots and flame‑resistant and high‑visibility clothing. Among the top work brands sold in our stores are Carhartt,  Georgia Boot,  Timberland Pro and Wolverine. Our merchandise is also available on our e‑commerce websites, www.bootbarn.com,  www.sheplers.com and www.countryoutfitter.com.

Boot Barn was founded in 1978 and, over the past 40 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

In October 2014, we completed our initial public offering and our common stock began trading on the New York Stock Exchange. In February 2015 and January 2018, certain stockholders completed secondary underwritten public offerings of shares of our common stock.

Recent Acquisitions

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

Sheplers Acquisition

On June 29, 2015, we acquired Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc. “Sheplers”), a western lifestyle company with 25 retail locations across the United States and an e-commerce business. We refer to the acquisition as the “Sheplers Acquisition”. We financed the Sheplers Acquisition with borrowings under a senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (the “June 2015 Wells Fargo Revolver”), and a syndicated senior secured term loan for which GCI Capital Markets LLC is agent (the “2015 Golub Term Loan”). Through the Sheplers Acquisition, we added eight new markets, expanded both our Texas (Dallas and San Antonio) and Denver markets, and greatly increased our omni-channel capabilities as Sheplers had a leading e-commerce platform (“Sheplers E-commerce”). We rebranded 19 of the 25 retail stores acquired through the Sheplers Acquisition, and closed the remaining six stores during fiscal 2016.

Country Outfitter Asset Acquisition

On February 16, 2017, we acquired all rights and interest in the www.countryoutfitter.com website and tradename, along with the associated social media platforms. We additionally purchased a customer email list and assumed Country Outfitter’s merchandise credits. The Country Outfitter e-commerce website sells primarily country and western fashion merchandise. The Country Outfitter assets were purchased for $1.8 million of cash and assumed liabilities. The Company operates www.countryoutfitter.com as a website separate from its other e-commerce sites, www.bootbarn.com and www.sheplers.com.

Woods Boots Asset Acquisition

On September 11, 2017, we acquired assets from Wood’s Boots, a four-store family-owned retailer with stores in Midland and Odessa, Texas. As part of the transaction, we purchased the inventory, entered into new leases with the stores’ landlord, offered employment to the Wood’s Boots team at all four store locations and assumed certain customer credits. Based on the fair value analysis of the net assets acquired and liabilities assumed, the inventory was valued at $2.8 million, and the customer credits were valued at less than $0.1 million.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and provide a solid foundation for future growth:

Powerful lifestyle brand.  The Boot Barn brand is built on western lifestyle values that are core to American culture. Our deep understanding of this lifestyle enables us to create long‑lasting relationships with our customers who embody these ideals. Our brand is highly visible through our sponsorship of local and national rodeos, stock shows, concerts and country music artists. We sell our products through pop‑up shops at several of the largest events that we sponsor. We believe these grassroots marketing efforts make our brand synonymous with the western lifestyle, validate our brand’s authenticity and establish Boot Barn as the trusted specialty retailer for all of our customers’ everyday needs.

Strong e-commerce positioning.  We offer a compelling shopping experience to our customers, including 226 brick-and-mortar stores combined with our e-commerce websites consisting of bootbarn.com, sheplers.com and countryoutfitter.com. Bootbarn.com offers a compelling every-day low price shopping experience catered towards a lifestyle customer with western roots and a strong work influence. Sheplers.com offers a broad value proposition assortment targeted to a more promotional customer. Countryoutfitter.com has a curated assortment appealing to a more fashion-based country lifestyle customer. Each of our e-commerce sites has distinct brand positioning and provides a differentiated shopping experience to our customers.

Fast growing specialty retailer of western and work wear in the U.S.  Our broad geographic footprint, which currently spans 31 states, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Loyal customer base.  Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. In fiscal 2011 we implemented our customer loyalty program, B Rewarded, to enhance our connection and relationship with our customers. Our loyalty program has grown rapidly since inception and as of March 31, 2018 includes approximately 3.8 million members who have purchased merchandise from us in the last three fiscal years. The majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our stores and e-commerce websites, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

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

Compelling merchandise assortment and strategy.  We believe we offer a diverse merchandise assortment that features the most sought‑after western and work wear brands, well‑regarded niche brands and exclusive private brands across a range of merchandise categories including boots, apparel and accessories. We have a core assortment of styles that serves as a foundation for our merchandising strategy and we augment and tailor that assortment by region to cater to local preferences. In fiscal 2018, the vast majority of our merchandise sales in stores, on bootbarn.com and countryoutfitter.com were at full price, which we believe demonstrates the strength of our brand and the less discretionary nature of our product offering. Sheplers E-commerce is more promotional and offers a greater assortment of products at discounted prices.

Portfolio of exclusive private brands.  We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of private brands exclusive to us, including Shyanne,  Cody James,  Moonshine Spirit by Brad Paisley, Idyllwind Fueled by Miranda Lambert, American Worker, El Dorado and BB Ranch. Our private brands are currently available in stores, on bootbarn.com, sheplers.com and countryoutfitter.com and offer high‑quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our private brands, which address product and price segments that we believe are underserved by third‑party brands, offers exclusive products to our customers and achieves better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our private brands has been strong, demonstrated by the increasing penetration of private brands and sales momentum across our store base and e-commerce websites.

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

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Continuing omni-channel leadership.  Our growing national footprint, social media following and broader marketing efforts drive traffic to our stores and e‑commerce websites. We operate sheplers.com and countryoutfitter.com along with bootbarn.com as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e‑commerce websites, which reached over 29 million visits in total in fiscal 2018, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access millions of additional boots, apparel and other items from our e-commerce warehouse inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We further continue to make investments in our e-commerce infrastructure, including adding automation to our warehouses to support expanding e-commerce growth. Our e-commerce sales as a portion of total consolidated net sales were 17.3% and 18.4% in fiscal 2018 and fiscal 2017, respectively.

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

Building our private brand portfolio.  We believe we can achieve gross margin enhancement by increasing the penetration of our private brand sales. As of March 31, 2018, our private brands include Shyanne,  Cody James,  Moonshine Spirit by Brad Paisley, American Worker, El Dorado and BB Ranch, and are sold in our stores and on all three of our e-commerce websites. We expect a full product launch of Idyllwind Fueled by Miranda Lambert in the fall of calendar year 2018. Each of our private brands, which address product and price segments that we believe are underserved by third‑party brands, offers exclusive products to our customers and achieves better merchandise margins than the third-party brands that we carry.

Expanding our store base.  Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2018, we opened five stores and acquired four Wood’s Boots stores. Based on an extensive analysis, we believe that we have the potential to double our domestic store base of 226 stores as of March 31, 2018. We currently plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made investments in personnel, information technology, warehouse infrastructure and e‑commerce platforms to support the expansion of our operations.

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

Enhancing brand awareness.  We intend to enhance our brand awareness and customer loyalty in a number of ways, such as continuing to grow our store base and our online and social media initiatives. We use broadcast media such as radio, television and outdoor advertisements to reach customers in new and existing markets. We also maintain our strong market position through our grassroots marketing efforts, including sponsorship of rodeos, stock shows and other western industry events, as well as our association with country music, including partnerships with Brad Paisley and Miranda Lambert and up‑and‑coming country musicians. We have an effective social media strategy with high customer engagement, as evidenced by our strong following on Facebook, Instagram, Snapchat and Twitter.

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

Our Sales Channels

During fiscal 2018, we continued to enhance our omni-channel capabilities. Our current omni-channel presence consists of both brick and mortar stores as well as an e-commerce platform, including www.bootbarn.com,  www.sheplers.com and www.countryoutfitter.com.

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

Our stores are generally located in or near high visibility, power and large neighborhood shopping centers with trade areas of five or more miles. Our stores average 11,400 square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our stores are designed and managed to drive profitability and, we believe, create a compelling customer shopping experience.

During fiscal 2018, we opened five stores and acquired four Wood’s Boots stores. As of March 31, 2018, our retail footprint included 226 stores in the U.S. Two of our stores are operated under the “American Worker” name. Our American Worker stores primarily feature work‑related footwear, apparel and accessories. We do not currently intend to open additional American Worker stores.

The following table shows the number of stores in each of the 31 states in which we operated as of March 31, 2018:

Number of
State	stores
Alabama	2
Arizona	14
California	42
Colorado	13
Florida	7
Georgia	2
Idaho	3
Illinois	1
Indiana	2
Iowa	4
Kansas	4
Kentucky	3
Louisiana	6
Minnesota	2
Missouri	2
Montana	4
Nebraska	2
Nevada	10
New Mexico	7
North Carolina	4
North Dakota	6
Oklahoma	2
Oregon	3
South Carolina	3
South Dakota	3
Tennessee	9
Texas	52
Utah	2
Washington	2
Wisconsin	1
Wyoming	9
Total	226

E-commerce

Our e‑commerce websites are a natural extension of our brand and in‑store experience, allowing us to further build awareness in our current markets and reach customers not served by our current geographic footprint. During fiscal 2018, we had over 29 million visits to our websites and we sold merchandise to customers in all 50 states. Approximately 5.8% of our total e‑commerce revenue for fiscal 2018 was generated from customers outside of the United States. Such foreign‑source revenue constituted approximately 1.2% of our overall net sales in fiscal 2018.

Our growing national footprint and broader marketing efforts drive traffic to our bootbarn.com website, which in turn also drives traffic to our stores. We believe that many customers, especially those shopping for boots, browse online at bootbarn.com and then visit our stores to make their purchases to ensure a proper fit. As a multi‑channel retailer, we are implementing technology initiatives that integrate in‑store and e‑commerce platforms into one seamless customer experience. As an example, last year we implemented in-store touch-screen devices to expand the product offering available to our in-store customers, including additional styles, colors and sizes not carried in the store. In fiscal 2018, we continued to enhance customer service with our buy online, pick up in-store function.

The bootbarn.com and countryoutfitter.com businesses are every-day low price models, while sheplers.com is more promotional and offers a greater assortment of products at discounted prices. For all of our e-commerce brands, we communicate information on current promotions and upcoming events on our e‑commerce websites, which helps drive purchases online and traffic to our stores. We continue to improve follow‑up email communication related to order confirmations, as well as offer boot care and other accessories associated with boot purchases.

Store expansion opportunities and site selection

We have substantial experience in opening stores in new and existing geographic markets. During the last three fiscal years, we have successfully added, on a net basis, 57 new stores through a combination of organic growth and strategic acquisitions. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co‑tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high‑traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high‑density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

Based on an extensive internal analysis of our current customer base, store performance drivers and competitor penetration, we believe that the U.S. market supports the ability to double our current domestic store base. We utilized multiple methods for measuring market size, including a review of demographic and psychographic factors on a state‑by‑state basis. We supplemented that data by analyzing our share of the geographic markets in which we currently operate and extrapolating that share to new geographic markets. Based on our market analysis, we have created a regional and state‑by‑state development plan to strategically extend our store portfolio. Careful consideration was given to operational constraints and merchandising differences in new and existing markets, while balancing the relevant risks associated with opening stores in those markets.

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

During fiscal 2018, our products contributed to overall sales in the following manner:

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

Throughout our long history we have maintained collaborative relationships with our key suppliers. These relationships, coupled with our scale, have allowed us to carry a wide selection of popular and niche brands, including Ariat,  Carhartt Workwear,  Cinch,  Corral,  Dan Post,  Georgia Boot,  Justin Boots,  Keen,  Lucchese,  Old Gringo,  Rocky,  Stetson,  Timberland,  Tony Lama,  Twisted X,  Wolverine and Wrangler. In many cases, we are one of the largest accounts of our suppliers and have become important as the largest specialty retailer of western and work wear in the U.S. As a result, we have several advantages relative to our competitors, including increased buying power and access to first‑to‑market or limited edition products. This provides us with competitive differentiation and the ability to generate higher merchandise margins.

Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high‑quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, Moonshine Spirit By Brad Paisley, that reflect his lifestyle and personality. In fiscal 2018 we entered into a new partnership with country music artist Miranda Lambert, to develop a lifestyle brand, inspired by her music and creative talents, which includes boots, apparel and accessories. We develop private brand merchandise for our work wear business under the name American Worker, and for our home and gift category under the name BB Ranch. We created these brands to address segments that we believe are underserved by third‑party brands. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third‑party brands both in our stores and on our three e-commerce websites. In fiscal 2018, sales from our private brand products accounted for approximately 13.5% of our consolidated sales including our stores and three e-commerce websites. These private brands differentiate us from our competitors and produce higher incremental merchandise margins than the third‑party brands that we carry.

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

To keep the product assortment fresh, we reposition a small portion of our merchandise on the sales floor every month. To drive traffic to our stores and create in‑store energy and excitement, we execute a promotional calendar that showcases select brands or merchandise categories throughout the year and rotates on a monthly cadence. Our promotional activity also enables us to consistently engage with our customers both online and in‑store, as well as through our various marketing media. Our ability to optimize the price for each merchandise category on a market‑by‑market basis, helps us to maximize profitability while remaining price competitive. While our promotional activity is important for customer engagement, the vast majority of our merchandise sales in stores, on bootbarn.com and countryoufitter.com were at full price, which we believe demonstrates the strength of our brand and the less discretionary nature of our product offering. Sheplers E-commerce is more promotional and offers a greater assortment of products at discounted prices.

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

Radio and television—We purchase spots on both national and regional radio stations, primarily country music channels, to draw customers to nearby locations. We also maintain relationships with several country music artists in order to capitalize on the popularity of country music, using our stores and marketing communications to promote their album sales or concerts. In return, these country music artists often make in‑store appearances or mention us on social media and occasionally give private performances. We also purchase television spots to create awareness in new markets and occasionally help support grand openings of new stores.

Direct mail—We conduct several direct mail campaigns, and during fiscal 2018, we sent out approximately 5.8 million mailers, ranging in size from postcards to catalogs of 50 pages.

E‑mail—We e‑mail our e‑commerce customers and members of our B Rewarded loyalty program as part of our cross‑channel effort to drive traffic to our stores and websites. We sent over 800 million e‑mails in fiscal 2018.

Social media—We also have a marketing strategy that has produced a fast‑growing social media presence, as evidenced by our strong following on Facebook, Instagram, Snapchat and Twitter. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each.

Event sponsorship—We typically sponsor community‑based western events each year within the regional footprint of our store locations. Houston Livestock Show and Rodeo, a well-known 20 day celebration of western heritage, is one of our most prominent sponsorships and attracts more than two million visitors to Houston, Texas, where we operate eighteen stores in the area. We also sponsor the San Antonio Stock Show and Rodeo, an 18-day event with more than two million attendees. Other prominent sponsorships include Cheyenne Frontier Days, the largest outdoor rodeo in the U.S., the Professional Rodeo Cowboys Association and related National Finals Rodeo in Las Vegas, Nevada, Professional Bull Riders and the National High School Rodeo Association, which supports rodeos for competitors in high school and junior high school. At more prominent events, we often set up pop up shops as large as 9,000 square feet, which allows participants to purchase our merchandise.

Distribution

Our suppliers ship most of our in‑store merchandise directly to our stores and a portion of our e‑commerce merchandise to our e‑commerce customers. The remaining units are either shipped from our distribution center located in Fontana, California, or from the distribution center in Wichita, Kansas, that we acquired as a result of the Sheplers Acquisition. Our distribution center in California distributes our private brand and volume discount purchases to our stores, and supplies inventory for sponsored events and new store openings. In addition, our California distribution center also helps to fulfill bootbarn.com orders. Our Wichita, Kansas distribution center fulfills the vast majority of e-commerce orders. In accordance with our automated replenishment programs, third‑party suppliers typically deliver merchandise to our stores daily, ensuring in‑stock merchandise availability and a steady flow of new inventory for our customers.

Competition

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales presence, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. We also compete with farm supply stores and, to a lesser degree, mass merchants, some of which are significantly larger than us, but most of which realize only a small percentage of their total revenues from the sale of western and work wear. We have approximately three times as many stores as our nearest direct competitor that sells primarily western and work wear and we believe that our nationally recognized lifestyle brand, economies of scale, breadth and depth of inventory across a variety of categories, strong in‑stock position, portfolio of authentic private brands, enhanced supplier partnerships, exclusive offerings and ability to recruit and retain high quality store associates favorably differentiates us from our competitors.

Information technology

We have made significant investments to create a scalable information technology platform to support growth in our retail and e‑commerce sales without further near‑term investments in our information technology infrastructure. We use an Enterprise Resource Planning system, which we now refer to as Aptos Retail for integrated point‑of‑sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. We operate Aptos Retail on a software‑as‑a‑service platform. This approach allows us to regularly upgrade to the most recent software release with minimal operational disruption, nominal systems infrastructure investment and a relatively small in‑house information technology department. Aptos Retail also interfaces with our accounting system.

We have also invested in an information technology platform for our e-commerce websites. At the end of fiscal 2017, we upgraded our e-commerce platform. This upgrade of our e-commerce platform acts as the foundation for all of our digital store fronts including bootbarn.com, sheplers.com, and countryoutfitter.com.

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

Our employees

As of March 31, 2018, we employed approximately 1,200 full‑time and 2,300 part‑time employees, of which approximately 500 were employed at our Store Support Center and distribution center and approximately 3,000 were employed at our stores. The number of employees, especially part‑time employees, fluctuates depending upon our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We have never experienced a strike or significant work stoppage.

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

Item 1A.  Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report, including our consolidated financial statements, and related notes included elsewhere in this annual report. If any of the following risks were realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related To Our Business

Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence, local economic conditions in our markets or changes in consumer preferences.

We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, interest and tax rates, employment levels, salary and wage levels, the availability of consumer credit, the level of housing, energy and food costs and general business conditions. These risks may be exacerbated for retailers like us who focus on specialty footwear, apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in California, Texas and other states where we have a significant number of stores. Many of our stores operate in geographic areas where the local economies depend to a significant degree on oil and other commodity extraction, and many of our customers are employed in these industries. Our financial performance is accordingly susceptible to economic and other conditions relating to output and employment in these areas. Our financial performance also is impacted by conditions in the construction sector, domestic manufacturing and the transportation and warehouse sectors, the growth of which we believe is an important driver of our work wear business. In addition, our financial performance may be negatively affected if the popularity of the western and country lifestyle subsides, or if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independent stores on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales presence, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. We also compete with farm supply stores and, to a lesser degree, mass merchants. Competition with some or all of these retailers could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may force us to respond in-kind and adversely impact our operating cash flow and gross profit. As a result of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.

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

The majority of our private brand products are manufactured in foreign countries, including Mexico and China. In addition, we purchase most of our third-party branded merchandise from domestic suppliers that have a large portion of their merchandise made in foreign countries. The countries, specifically Mexico and China, in which our merchandise currently is manufactured or may be manufactured in the future could become subject to trade restrictions imposed by the U.S., including increased tariffs or quotas, embargoes and customs restrictions, which could increase the cost or reduce the supply of products available to us and have a material adverse effect on our business, financial condition and results of operations. Recently, uncertainty has increased regarding tax and trade policies, border adjustments, tariffs and government regulations affecting trade between the U.S. and other countries, such as Mexico and China. This includes the possibility of imposing tariffs or penalties on products manufactured outside the United States, including the March 22, 2018 announcement of the United States government’s institution of a 25% tariff on a range of products from China. China has already announced a plan to impose tariffs on a wide range of American products in retaliation for such American tariffs. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well. Such tariffs on imports from foreign countries, as well as changes in tax and trade policies such as a border adjustment tax or disallowance of certain tax deductions for imported merchandise, if enacted, could materially increase our manufacturing costs, the costs of our imported merchandise or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Any tariffs by China or other foreign countries on imports of our products could also adversely affect our international e-commerce sales. Any increase in our manufacturing costs, the cost of our merchandise or limitation on the amount of merchandise we are able to purchase, or any decrease in our international e-commerce sales, could have a material adverse effect on our financial condition and results of operations.

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

We have grown our store count rapidly in recent years, both organically and through strategic acquisitions of competing chains. Our ability to successfully open and operate new and acquired stores is subject to a variety of risks and uncertainties, such as:

•	identifying suitable store locations, the availability of which is beyond our control;
•	obtaining acceptable lease terms;
•	sourcing sufficient levels of inventory;
•	selecting the appropriate merchandise to appeal to our customers;
•	hiring, training and retaining store employees;
•	assimilating new store employees into our corporate culture;
•	marketing the new stores’ locations and product offerings effectively;
•	avoiding construction delays and cost overruns in connection with the build out of new stores;
•	avoiding other costs in opening new stores, such as rebranding acquired locations and environmental liabilities;
•	managing and expanding our infrastructure to accommodate growth; and
•	integrating the new and acquired stores with our existing buying, distribution and other support operations.

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened or acquired 9 stores in fiscal 2018, 12 stores in fiscal 2017, and 47 stores in fiscal 2016. We plan to open or acquire 23 new stores in fiscal 2019. However, there can be no assurance that we will open the planned number of new stores in fiscal 2019 or thereafter, or that any such stores will be profitable. This expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. In addition, we currently plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

In addition to opening new stores, we may acquire and rebrand stores. Acquiring and integrating stores involves additional risks that could adversely affect our growth and results of operations. Newly acquired stores may be unprofitable and we may incur significant costs and expenses in connection with any acquisition including systems integration and costs relating to remerchandising and rebranding the acquired stores. Integrating newly acquired chains or individual stores may divert our senior management’s attention from our core business. Our ability to integrate newly acquired stores will depend on the successful expansion of our existing financial controls, distribution model, information systems, management and human resources and on attracting, training and retaining qualified employees.

As we expand our business, we may be unable to generate significant amounts of cash from operations.

As we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, purchase inventory, pay personnel, and, if necessary, further invest in our infrastructure and facilities. We primarily rely on cash flow generated from existing stores and our e-commerce businesses to fund our current operations and our growth. It typically takes several months and a significant amount of cash to open a new store. For example, our new store model requires an average net cash investment of approximately $0.8 million. If we continue to open a large number of stores relatively close in time, the cost of these store openings and the cost of continuing operations could reduce our cash position. An increase in our net cash outflow for new stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.

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

Our suppliers ship most of our in‑store merchandise directly to our stores and a portion of our e‑commerce merchandise to our e‑commerce customers. In the future, as part of our long‑term strategic planning, we may change our distribution model to increase the amount of merchandise that we self‑distribute through a centralized distribution center. Changing our distribution model to increase distributions from a centralized distribution center to our stores and customers would initially involve significant capital expenditures, which would increase our borrowings and interest expense or temporarily reduce the rate at which we open new stores. In addition, if we are unable to successfully integrate a new distribution model into our operations in a timely manner, our supply chain could experience significant disruptions, which could reduce our sales and adversely impact our results of operations.

If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our private brand products. During fiscal 2018, merchandise purchased from our top three suppliers accounted for approximately 24%, 8% and 8% of our sales, respectively. We operate on a purchase order basis for our private brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

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

We depend upon the leadership and experience of our executive management team. If we are unable to retain existing management personnel who are critical to our success, it could result in harm to our supplier and employee relationships, the loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of any of our key management personnel could have a material adverse effect on our business and prospects, and could be viewed negatively by investors and analysts, which could cause the price of our common stock to decline. We may be unable to find qualified individuals to replace key management personnel on a timely basis, without incurring increased costs or at all. We do not maintain key person life insurance covering any employee. If we lose the services of any of our key management personnel or we are unable to attract additional qualified personnel, we may be unable to successfully manage our business.

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

In addition, of the 226 stores that we operated as of March 31, 2018, 108 of these stores were located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns or natural disasters in those states where our stores are located. For example, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by an economic downturn affecting the oil, gas, and commodities industries. In addition, in fiscal 2018 hurricanes severely impacted parts of Texas and Florida and we lost sales and incurred additional costs as a result. Any similar events in states where our stores are concentrated could have a material adverse effect on our financial condition and results of operations.

Our leverage may reduce our cash flow available to grow our business.

As of March 31, 2018, we had an aggregate of $207.5 million of total outstanding indebtedness. Our obligations to pay principal and interest under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan will reduce our available cash flow, limiting our flexibility to respond to changing business and economic conditions and increasing any additional borrowing costs.

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

We do not own any real estate. Instead, we lease all of our retail store locations as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2018, our total operating lease expense was $43.3 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Thirty of our 226 store leases will reach their termination date during fiscal 2019, and none of these leases contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.

The investing public may use same store sales or net sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of “same store sales”. Our same store sales can vary significantly from period to period for a variety of reasons, such as the age of stores, changing economic factors, unseasonable weather, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause same store sales or net sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations and cause the price of our common stock to be volatile during such periods.

Any inability to balance our private brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.

In fiscal 2018, sales from our private brand products accounted for approximately 13.5% of our consolidated sales including our stores and e-commerce websites. As of March 31, 2018, two of our five top selling brands were private brand merchandise. Our private brand merchandise generally has a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our private brands in the future. However, carrying our private brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

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

We have a significant amount of goodwill and indefinite lived intangible assets. Our goodwill balance as of March 31, 2018 was $193.1 million as a result of recent acquisitions. Our intangible asset balance as of March 31, 2018 was $63.4 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist. Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. An impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Risks Related To Ownership of Our Common Stock

The market price and trading volume of our common stock has been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

The market for specialty retail stocks can be highly volatile. Since our IPO in October 2014 through March 31, 2018, our common stock has traded as high as $34.43 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly or annual financial results and operating performance and the performance of our competitors;
•	publication of research reports or recommendations by securities or industry analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;
•	our failure or our competitors’ failure to meet analysts’ projections or guidance;
•	downgrades by any securities analysts who follow our common stock;
•	our levels of same store sales;
•	sales or anticipated sales of large blocks of our common stock;
•	changes to our management team;
•	regulatory developments negatively affecting our industry;
•	changes in stock market valuations of our competitors;
•	the development and sustainability of an active trading market for our common stock;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	the performance and successful integration of any new stores that we open or acquire;
•	actions by competitors;
•	announcements by us or our competitors of new product offerings or significant acquisitions;

•	short selling of our common stock by investors;
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

Freeman Spogli & Co. controls approximately 25.7% of the total voting power of our outstanding common stock. As a result, Freeman Spogli & Co. is in a position to significantly influence the outcome of any corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Freeman Spogli & Co., acting alone or in conjunction with other stockholders, may be able to delay or prevent a change of control from occurring, even if the change of control would benefit our stockholders. It is also possible that the interests of Freeman Spogli & Co. may in some circumstances conflict with our interests and the interests of our stockholders. This ownership concentration may adversely impact the trading of our common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our common stock.

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

The market price for our common stock may decline as a result of a potential sale of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur. As of March 31, 2018, we had 27,299,688 shares of common stock outstanding. These shares are freely tradable, subject to the limitations of Rule 144, in the public markets, which could depress the value of our common stock. In addition, Freeman Spogli & Co. has the contractual right to require us to register its shares of common stock for resale.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Store Support Center, e-commerce operations and distribution centers are located in California, Kansas, and Texas. As of March 31, 2018, our Store Support Center is in Irvine, California, where we occupy an 84,580 square foot building. The lease will expire August 31, 2022, and contains an option to renew for five years beyond the lease expiry date. Our distribution center in Fontana, California, is located in a 199,245 square-foot building where we currently hold inventory to support our private brand initiatives, bulk purchasing programs, event sales, and new store openings. Our Fontana, California lease expires February 28, 2021, and contains two options to renew, each for a period of five years. We also occupy a 3,021 square foot office space in one of our stores in Frisco, Texas. In Wichita, Kansas, we lease a 90,000 square foot distribution center to support the vast majority of our e-commerce business and 30,000 square feet of office space. Our Wichita, Kansas lease expires July 31, 2027 and contains four options to renew, each for a period of five years.

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Thirty of our 226 store leases will reach their termination date during fiscal 2019, and none of these leases contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

Item 3. Legal Proceedings

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations, among other things. On April 10, 2017, the Company reached a settlement with the employees for an amount that is not material to the consolidated financial statements. The amount of the settlement has been accrued as of March 31, 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. The following table sets forth the high and low sales prices of our common stock, as reported by the NYSE, for each quarterly period of our two most recent fiscal years:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
1st Quarter	$11.17	$5.90	$10.10	$5.59
2nd Quarter	9.74	6.10	13.11	7.84
3rd Quarter	17.68	7.37	17.26	10.59
4th Quarter	20.31	16.32	13.91	8.81

As of May 15, 2018, we had approximately 21 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our common stock began trading on October 30, 2014, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future. The agreements governing our indebtedness contain restrictions on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended March 31, 2018 (the “2018 Proxy Statement”).

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between October 30, 2014 (the day after our initial public offering) and March 31, 2018 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc.; DSW, Inc.; Finish Line, Inc.; Foot Locker, Inc.; Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. Cabela’s Inc., which had previously been part of the Peer Group, was acquired in 2017 and is no longer a public company. As a result, Cabela’s Inc. has been removed from the Peer Group Index and Stock Performance Graph for the fiscal 2018 period presented. This graph assumes an initial investment of $100 on October 30, 2014 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on October 30, 2014 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

March 2018

	Cumulative Total Return
	October 30,	March 28,	March 26,	April 1,	March 31,
	2014	2015	2016	2017	2018
Boot Barn Holdings, Inc.	100	133.01	53.52	56.68	101.60
NYSE Composite—Total Return	100	102.80	97.53	114.09	126.75
Peer Group	100	115.14	109.27	109.84	100.19

Item 6. Selected Consolidated Financial Data

The following tables present our selected consolidated financial and other data as of and for the periods indicated. We have derived the selected consolidated statement of operations data for the fiscal years ended March 31, 2018, April 1, 2017, and March 26, 2016, and the selected consolidated balance sheet data as of March 31, 2018, and April 1, 2017 from the audited consolidated financial statements included in Item 8 of this report. The selected consolidated balance sheet data as of March 26, 2016, March 28, 2015, and March 29, 2014, and the selected consolidated statement of operations data for the fiscal years ended March 28, 2015, and March 29, 2014, are derived from audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

The consolidated statement of operations data and consolidated balance sheet data include the financial position, results of operations and cash flows of Baskins and Sheplers since their respective dates of acquisition in May 2013 and June 2015, respectively.

You should read the following selected consolidated financial and other data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended(1)

(in thousands, except per share and	March 31,	April 1,	March 26,	March 28,	March 29,
selected store data)	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Net sales	$677,949	$629,816	$569,020	$402,684	$345,868
Cost of goods sold	470,034	439,930	396,317	267,907	231,796
Amortization of inventory fair value adjustment	—	—	(500)	—	867
Total cost of goods sold	470,034	439,930	395,817	267,907	232,663
Gross profit	207,915	189,886	173,203	134,777	113,205
Operating expenses:
Selling, general and administrative expenses	161,660	152,068	142,078	99,341	91,998
Acquisition-related expenses(2)	—	—	891	—	671
Total operating expenses	161,660	152,068	142,969	99,341	92,669
Income from operations	46,255	37,818	30,234	35,436	20,536
Interest expense, net	15,076	14,699	12,923	13,291	11,594
Other income, net	—	—	—	51	39
Income before income taxes	31,179	23,119	17,311	22,196	8,981
Income tax expense	2,300	8,922	7,443	8,466	3,321
Net income	28,879	14,197	9,868	13,730	5,660
Net income attributed to non-controlling interest	—	—	—	4	283
Net income attributed to Boot Barn Holdings, Inc.	$28,879	$14,197	$9,868	$13,726	$5,377
Net income per share:(3)
Basic shares	$1.08	$0.54	$0.38	$0.56	$0.28
Diluted shares	$1.05	$0.53	$0.37	$0.54	$0.28
Weighted average shares outstanding:(3)
Basic shares	26,744	26,459	26,170	22,126	18,929
Diluted shares	27,528	26,939	26,955	22,888	19,175
Other Financial Data (unaudited):
EBITDA(4)	$63,383	$54,528	$44,250	$44,694	$28,704
Adjusted EBITDA(4)	$66,030	$59,167	$59,554	$48,232	$40,271
Adjusted EBIT(4)	$48,902	$42,457	$45,538	$39,025	$32,142
Capital expenditures	$24,418	$22,293	$36,127	$14,074	$11,400
Selected Store Data (unaudited):
Same Store Sales growth/(decline)	5.2%	0.3%	(0.1)%	7.3%	6.7%
Stores operating at end of period	226	219	208	169	152
Total retail store square footage, end of period (in thousands)	2,578	2,494	2,389	1,816	1,642
Average store square footage, end of period	11,407	11,389	11,488	10,748	10,801
Average net sales per store (in thousands)(5)	$2,438	$2,330	$2,312	$2,259	$2,162

	March 31,	April 1,	March 26,	March 28,	March 29,
(in thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,016	$8,035	$7,195	$1,448	$1,118
Working capital(6)	102,119	102,803	93,575	75,134	56,325
Total assets	587,941	565,581	539,326	326,128	289,482
Total debt, net	204,206	225,853	242,429	89,826	125,743
Stockholders’ equity	214,606	179,909	161,490	142,422	84,575

(1)

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2018, fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014, which represent our fiscal years ended March 31, 2018, April 1, 2017, March 26, 2016, March 28, 2015, and March 29, 2014, respectively. Fiscal 2018, 2016, 2015, and 2014 were each 52-week periods, and fiscal 2017 was a 53-week period. The data includes the activities of Baskins from May 2013 and Sheplers from June 2015, their respective dates of acquisition.

(2)	Represents costs incurred in connection with the acquisitions of Baskins and Sheplers.
(3)	The indicated data gives effect to the 25-for-1 stock split of our common stock effected October 27, 2014.
(4)

EBITDA, Adjusted EBITDA and Adjusted EBIT are financial measures that are not calculated in accordance with GAAP. We define EBITDA as net income adjusted to exclude income tax expense, net interest expense and depreciation and intangible asset amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude certain non-cash expenses, such as stock‑based compensation and the non‑cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition‑related integration costs, amortization of inventory fair value adjustment, loss on disposal of assets and contract termination costs from store closures, store impairment charges, secondary offering costs and other due diligence expenses. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. We include EBITDA, Adjusted EBITDA and Adjusted EBIT in this report because they are important financial measures used by our management, board of directors and lenders to assess our operating performance. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business—EBITDA, Adjusted EBITDA and Adjusted EBIT” for more information about management’s use of these measures and why we consider them to be important. EBITDA, Adjusted EBITDA and Adjusted EBIT should not be considered in isolation or as alternatives to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures. The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended(1)

	March 31,	April 1,	March 26,	March 28,	March 29,
(in thousands)	2018	2017	2016	2015	2014
EBITDA Reconciliation (Unaudited):
Net income	$28,879	$14,197	$9,868	$13,730	$5,660
Income tax expense	2,300	8,922	7,443	8,466	3,321
Interest expense, net	15,076	14,699	12,923	13,291	11,594
Depreciation and intangible asset amortization	17,128	16,710	14,016	9,207	8,129
EBITDA	63,383	54,528	44,250	44,694	28,704
Non-cash stock-based compensation(a)	2,248	3,023	2,881	2,048	1,291
Non-cash accrual for future award redemptions(b)	(230)	85	4	(49)	591
Acquisition-related expenses(c)	—	—	891	—	671
Acquisition-related integration costs(d)	—	—	10,338	—	6,167
Amortization of inventory fair value adjustment(e)	—	—	(500)	—	867
Loss on disposal of assets and contract termination costs(f)	252	367	1,373	134	1,980
Store impairment charge(g)	83	1,164	—	—	—
Secondary offering costs(h)	294	—	317	541	—
Other due diligence expenses(i)	—	—	—	864	—
Adjusted EBITDA	$66,030	$59,167	$59,554	$48,232	$40,271
Depreciation and intangible asset amortization	(17,128)	(16,710)	(14,016)	(9,207)	(8,129)
Adjusted EBIT	$48,902	$42,457	$45,538	$39,025	$32,142

(a)	Represents non‑cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non‑cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Includes direct costs and fees related to the acquisitions of Baskins and Sheplers, which we acquired in May 2013 and June 2015, respectively.
(d)

Represents certain store integration, remerchandising, inventory obsolescence and corporate consolidation costs incurred in connection with the integration of Baskins and Sheplers, which we acquired in May 2013 and June 2015, respectively. Fiscal 2016 includes an adjustment to normalize the gross margin impact of sales of discontinued inventory from Sheplers, which was sold at a discount or written off. The adjustment assumes such inventory was sold at Sheplers’ normalized margin rate.

(e)	Represents the amortization of purchase‑accounting adjustments that adjusted the value of inventory acquired to its fair value.
(f)	Represents loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.
(g)	Represents store impairment charges recorded in order to reduce the carrying amount of the assets to their estimated fair values.
(h)

Represents professional fees and expenses incurred in connection with secondary offerings conducted in January 2018 and February 2015 and a Form S-1 Registration Statement filed in July 2015 and withdrawn in November 2015.

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

Overview

We are the largest lifestyle retail chain devoted to western and work‑related footwear, apparel and accessories in the U.S. As of March 31, 2018, we operated 226 stores in 31 states, as well as three e-commerce websites, consisting of www.bootbarn.com,  www.sheplers.com and www.countryoutfitter.com. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Opening new stores is an important part of our growth strategy. We opened 5, 12, and 22 new stores in fiscal 2018, 2017 and 2016, and acquired 4, 0, and 25 stores in fiscal 2018, 2017 and 2016, respectively. We also closed two Boot Barn stores, one Boot Barn store, and two Boot Barn stores and six Sheplers stores in fiscal 2018, 2017, and 2016, respectively. We anticipate that a percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding certain non‑cash expenses, such as stock‑based compensation and the non‑cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition‑related integration costs, amortization of inventory fair value adjustment, loss on disposal of assets and contract termination costs from store closures, store impairment charges, secondary offering costs, and other due diligence expenses. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Item 6, Selected Consolidated Financial Data” for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt‑service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2018, fiscal 2017 and fiscal 2016, which represent our fiscal years ended March 31, 2018, April 1, 2017 and March 26, 2016. Fiscal 2018 was

a 52-week period, fiscal 2017 was a 53-week period and fiscal 2016 was a 52-week period. The data includes the activity of Sheplers from June 2015, the date of acquisition.

	Fiscal Year Ended
	March 31,	April 1,	March 26,
(dollars in thousands)	2018	2017	2016

Consolidated Statements of Operations Data:
Net sales	$677,949	$629,816	$569,020
Cost of goods sold	470,034	439,930	396,317
Amortization of inventory fair value adjustment	—	—	(500)
Total cost of goods sold	470,034	439,930	395,817
Gross profit	207,915	189,886	173,203
Operating expenses:
Selling, general and administrative expenses	161,660	152,068	142,078
Acquisition-related expenses	—	—	891
Total operating expenses	161,660	152,068	142,969
Income from operations	46,255	37,818	30,234
Interest expense, net	15,076	14,699	12,923
Income before income taxes	31,179	23,119	17,311
Income tax expense	2,300	8,922	7,443
Net income	$28,879	$14,197	$9,868

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.3%	69.9%	69.6%
Amortization of inventory fair value adjustment	—%	—%	(0.1)%
Total cost of goods sold	69.3%	69.9%	69.6%
Gross profit	30.7%	30.1%	30.4%
Operating expenses:
Selling, general and administrative expenses	23.8%	24.1%	25.0%
Acquisition-related expenses	—%	—%	0.2%
Total operating expenses	23.8%	24.1%	25.1%
Income from operations	6.8%	6.0%	5.3%
Interest expense, net	2.2%	2.3%	2.3%
Income before income taxes	4.6%	3.7%	3.0%
Income tax expense	0.3%	1.4%	1.3%
Net income	4.3%	2.3%	1.7%

(1)	Percentages may not total 100% due to rounding.

Fiscal 2018 compared to Fiscal 2017

Net sales. Net sales in fiscal 2018 increased by $48.1 million, or 7.6%, to $677.9 million compared to $629.8 million in fiscal 2017. Net sales increased due to a 5.2% increase in same store sales, the sales contribution from five new stores opened over the past twelve months and the four stores acquired from Wood’s Boots, and sales from the Country Outfitter site that was acquired in February 2017. Sales growth was partially offset by sales from the 53rd week in the prior-year.

Gross profit. Gross profit increased by $18.0 million, or 9.5%, to $207.9 million in fiscal 2018 from $189.9 million in fiscal 2017. As a percentage of net sales, gross profit was 30.7% and 30.1% for fiscal 2018 and fiscal 2017, respectively. Gross profit increased primarily due to increased sales. As a percentage of sales, consolidated gross profit increased as a result of a 50 basis point increase in merchandise margin rate.

Selling, general and administrative expenses. SG&A expenses increased by $9.6 million, or 6.3%, to $161.7 million in fiscal 2018 from $152.1 million in fiscal 2017. As a percentage of net sales, SG&A expenses were 23.8% for fiscal 2018 compared to 24.1% for fiscal 2017. Selling, general and administrative expenses increased as a result of additional costs associated with the opening of new and acquired stores over the last twelve months, compensation expense and incremental operational costs associated with the growth in the business. Also impacting SG&A expenses was a gain from hurricane-related insurance settlements of $1.6 million in fiscal 2018 and store impairment charges of $1.2 million incurred in fiscal 2017. Selling, general and administrative expenses as a percentage of sales decreased as a result of expense leverage on higher sales.

Income from operations. Income from operations increased $8.4 million, or 22.3%, to $46.3 million for the fiscal year ended March 31, 2018 from $37.8 million for the fiscal year ended April 1, 2017. As a percentage of net sales, income from operations was 6.8% and 6.0% for fiscal 2018 and fiscal 2017, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense. Interest expense, net, increased by $0.4 million, or 2.6%, to $15.1 million in fiscal 2018 from $14.7 million in fiscal 2017. The increase in interest expense, net was primarily the result of higher interest rates associated with the debt as compared to fiscal 2017, partially offset by a higher debt balance in the prior-year period.

Income tax expense. Income tax expense was $2.3 million in fiscal 2018 compared to $8.9 million in fiscal 2017. Our effective tax rate was 7.4% and 38.6% for fiscal 2018 and fiscal 2017, respectively. The effective tax rate for fiscal 2018 is significantly lower than fiscal 2017 due to recently passed tax reform which lowered the federal corporate tax rate and required us to revalue our estimated deferred tax assets and liabilities, resulting in a tax benefit of $7.0 million in fiscal 2018. The tax benefit associated with stock option exercises and restricted stock vestings also contributed to the lower tax rate in fiscal 2018 compared to fiscal 2017.

Net income. Net income increased to $28.9 million in fiscal 2018 from net income of $14.2 million in fiscal 2017. The change in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $6.9 million, or 11.6%, to $66.0 million for fiscal 2018 from $59.2 million for fiscal 2017. Adjusted EBIT increased $6.4 million, or 15.2%, to $48.9 million for fiscal 2018 from $42.5 million for fiscal 2017. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

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

Gross profit. Gross profit increased by $16.7 million, or 9.6%, to $189.9 million in fiscal 2017 from $173.2 million in fiscal 2016. As a percentage of net sales, gross profit was 30.1% and 30.4% for fiscal 2017 and fiscal 2016, respectively. The gross profit increase was a result of 12 months of sales contributions from Sheplers in fiscal 2017, additional sales from the 53rd week, and the opening of 12 new stores. Additionally contributing to the increase are acquisition-related integration costs of $4.8 million incurred in the prior-year period that were not incurred in fiscal 2017.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations increased in fiscal 2018, primarily as a result of a $14.7 million increase in net income in fiscal 2018 compared to fiscal 2017, partially offset by an $11.8 million increase in inventories year-over-year.

Although we did not have any material capital expenditure commitments as of the end of fiscal 2018, we are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our capital expenditures in fiscal 2019 will be between $21 million to $23 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

Current Credit Facility

June 2015 Wells Fargo Revolver and Golub Term Loan

On June 29, 2015, we, as guarantor, and our wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced a previous Wells Fargo credit facility with the $125 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and the $200 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) is agent. The borrowing base of the June 2015 Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves. Borrowings under the credit agreements were initially used to pay costs and expenses related to the Sheplers Acquisition and the closing of such credit agreements, and may be used for working capital and other general corporate purposes.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date as of April 1, 2017. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of March 31, 2018 and April 1, 2017 was $21.0 million and $33.3 million, respectively. Total interest expense incurred in the fiscal year ended March 31, 2018 on the June 2015 Wells Fargo Revolver was $1.9 million and the weighted average interest rate for the fiscal year ended March 31, 2018 was 2.5%. Total interest expense incurred in the fiscal year ended April 1, 2017 on the June 2015 Wells Fargo Revolver was $1.5 million, and the weighted average interest rate for the fiscal year ended April 1, 2017 was 1.9%. Total interest expense incurred in the fiscal year ended March 26, 2016 on the June 2015 Wells Fargo Revolver was $0.9 million, and the weighted average interest rate for the fiscal year ended March 26, 2016 was 1.7%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the fiscal year ended March 31, 2018 on the 2015 Golub Term Loan was $11.2 million and the weighted average interest rate for the fiscal year ended March 31, 2018 was 5.9%. Total interest expense incurred in the fiscal year ended April 1, 2017 on the 2015 Golub Term Loan was $11.2 million, and the weighted average interest rate for the fiscal year ended April 1, 2017 was 5.5%. Total interest expense incurred in the fiscal year ended March 26, 2016 on the 2015 Golub Term Loan was $8.3 million, and the weighted average interest rate for the fiscal year ended March 26, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.50:1.00 as of March 31, 2018, stepping down to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 31, 2018, the fair value of these embedded derivatives was estimated and was not significant.

As of March 31, 2018, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $9.0 million as of March 31, 2018 compared to $8.0 million as of April 1, 2017.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	March 31,	April 1,	March 26,
	2018	2017	2016
	(In thousands)
Net cash provided by/(used in):
Operating activities	$44,200	$41,151	$32,929
Investing activities	(23,553)	(23,598)	(182,668)
Financing activities	(19,666)	(16,713)	155,486
Net increase in cash	$981	$840	$5,747

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items including depreciation, amortization and stock‑based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $44.2 million for the fiscal year ended March 31, 2018. The significant components of cash flows provided by operating activities were net income of $28.9 million, the add-back of non-cash depreciation and amortization expense of $17.1 million, stock-based compensation expense of $2.2 million, and amortization and write-off of debt issuance fees and debt discount of $1.2 million. Other liabilities, accounts payable and accrued expenses and other current liabilities increased by $18.3 million due to the timing of payments. The above was partially offset by an increase in inventories of $24.6 million due to the growth of the company and the purchase of Wood’s Boots’ inventory, and an increase in prepaid expenses and other current assets of $3.3 million due to the timing of payments.

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

Net cash used in investing activities was $23.6 million for fiscal 2018, which was primarily attributable to $24.4 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities, partially offset by $0.9 million in insurance recoveries for property and equipment as a result of Hurricane Harvey damages incurred in fiscal 2018.

Net cash used in investing activities was $23.6 million for fiscal 2017, which was primarily attributable to purchases of property and equipment during the period for $22.3 million and acquisition of Country Outfitter assets for $1.3 million.

Financing activities

Cash provided by financing activities consists primarily of advances and repayments on our term loan and credit facility.

Net cash used in financing activities was $19.7 million for fiscal 2018. We reduced our line of credit borrowings by $12.3 million and repaid $10.4 million on our debt and capital lease obligations during the period. We also received $3.7 million from the exercise of stock options.

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

As of March 31, 2018, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years

Capital lease and financing transaction obligations	$12,097	$1,291	$2,628	$3,926	$4,252
Operating lease obligations	195,657	35,545	63,930	66,326	29,856
Debt and line of credit	207,506	—	21,006	186,500	—
Interest expense on debt	43,930	13,585	27,170	3,175	—
Total	$459,190	$50,421	$114,734	$259,927	$34,108

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

We lease our stores, facilities and certain other equipment under non-cancelable operating leases. These operating leases expire at various dates through fiscal 2031, and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. They also generally contain renewal provisions for varying periods. Our future operating lease obligations would change if we were to exercise these renewal provisions or if we were willing to enter into additional operating leases.

Debt consists of $186.5 million outstanding under our 2015 Golub Term Loan and $21.0 million outstanding under our June 2015 Wells Fargo Revolver as of March 31, 2018. Our 2015 Golub Term Loan provides for regularly scheduled principal payments that began on September 25, 2015. On June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. Payments with respect to the June 2015 Wells Fargo Revolver are due the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021.

Interest expense on debt consists of scheduled interest payments under our 2015 Golub Term Loan and June 2015 Wells Fargo Revolver. The interest expense relating to our 2015 Golub Term Loan was calculated using a 6.81% interest rate applied to the term loan balance of $186.5 million as of March 31, 2018 and for each period thereafter. The interest rate used represents the interest rate on the 2015 Golub Term Loan on the last day of fiscal 2018. The interest expense relating to our June 2015 Wells Fargo Revolver was determined using an interest rate of 2.87% applied to the revolving line of credit balance of $21.0 million on March 31, 2018, the last day of the fiscal year. The interest rate used represents the weighted average interest rate on the June 2015 Wells Fargo Revolver on the last day of fiscal 2018.

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

Stock‑based compensation

We account for employee stock options, restricted stock awards and restricted stock units in accordance with relevant authoritative literature. Stock options are granted with exercise prices equal to or greater than the market value, as reported on the New York Stock Exchange (or on any other national securities exchange on which our common stock is then listed) on the date of grant as authorized by our board of directors. Stock options granted have five year vesting provisions. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black‑Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized the simplified method to estimate the expected life of the options. We base the risk‑free interest rate on the yield of a zero‑coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. We estimate the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption, we considered a number of factors, including the entity’s life cycle stage, growth profile, size, financial leverage and products offered. Stock‑based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered. Forfeitures are recognized as incurred.

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

Recent accounting pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. On August 8, 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual periods, and interim periods within that year, beginning after December 15, 2017. The Company’s revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue for such sales is recognized when the customer obtains control. The Company has completed its assessment of the impact of the revised standard and does not expect it to have a material impact on the consolidated financial statements. The Company will use the modified retrospective transition approach upon adoption in the first quarter of fiscal 2019.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU No. 2016-09 beginning April 2, 2017, the first day of fiscal 2018. Upon adoption, the Company began to recognize, on a prospective basis, all excess tax benefits and deficiencies as income tax benefit or expense, respectively, in its Condensed Consolidated Statement of Operations. This resulted in the recognition of less than $0.1 million of additional income tax expense associated with net tax deficiencies for awards that were exercised or vested during the thirteen weeks ended July 1, 2017, the period of adoption. Additionally, as of April 2, 2017, excess tax benefits are classified as an operating activity along with deferred tax cash flows in the Condensed Consolidated Statement of Cash Flows. The Company elected to adopt such presentation on a prospective basis. Cash paid by the Company to tax authorities when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity in the consolidated statements of cash flows. Stock-based compensation expense will no longer reflect estimated forfeitures of share-based awards and forfeitures will instead be recorded as they occur. In evaluating the impact of this change, the adjustment to adopt on a modified retrospective basis was immaterial, therefore no adjustment was made to retained earnings as of the beginning of the period presented. Lastly, excess tax benefits are now excluded from assumed future proceeds in the Company’s calculation of diluted shares for purposes of determining diluted earnings per share. This change had an immaterial impact on the Company’s weighted average diluted shares outstanding for the thirteen weeks ended July 1, 2017, the period of adoption.

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

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), allowing taxpayers to record a reasonable estimate of the impact of the U.S. legislation when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This Accounting Standards Update adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 as amendments to Subtopic 740-10. In accordance with SAB 118, the Company has recorded estimated tax benefit associated with the impacts of the Tax Act (see Note 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information).

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of March 31, 2018, we had $21.0 million in outstanding borrowings under our revolving credit facility and $186.5 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance as of March 31, 2018 would be approximately $2.1 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2018 and April 1, 2017, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and April 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, California

May 16, 2018

We have served as the Company's auditor since 2012.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31,	April 1,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$9,016	$8,035
Accounts receivable, net	4,389	4,354
Inventories	211,472	189,096
Prepaid expenses and other current assets	16,250	22,818
Total current assets	241,127	224,303
Property and equipment, net	89,208	82,711
Goodwill	193,095	193,095
Intangible assets, net	63,383	64,511
Other assets	1,128	961
Total assets	$587,941	$565,581
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$21,006	$33,274
Accounts payable	89,958	77,482
Accrued expenses and other current liabilities	40,034	35,983
Current portion of notes payable, net	—	1,062
Total current liabilities	150,998	147,801
Deferred taxes	13,030	20,961
Long-term portion of notes payable, net	183,200	191,517
Capital lease obligations	7,303	7,825
Other liabilities	18,804	17,568
Total liabilities	373,335	385,672

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; March 31, 2018 - 100,000 shares authorized, 27,331 shares issued; April 1, 2017 - 100,000 shares authorized, 26,575 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	148,127	142,184
Retained earnings	66,670	37,791
Less: Common stock held in treasury, at cost, 31 and 14 shares at March 31, 2018 and April 1, 2017, respectively	(194)	(69)
Total stockholders’ equity	214,606	179,909
Total liabilities and stockholders’ equity	$587,941	$565,581

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 31,	April 1,	March 26,
	2018	2017	2016

Net sales	$677,949	$629,816	$569,020
Cost of goods sold	470,034	439,930	396,317
Amortization of inventory fair value adjustment	—	—	(500)
Total cost of goods sold	470,034	439,930	395,817
Gross profit	207,915	189,886	173,203
Operating expenses:
Selling, general and administrative expenses	161,660	152,068	142,078
Acquisition-related expenses	—	—	891
Total operating expenses	161,660	152,068	142,969
Income from operations	46,255	37,818	30,234
Interest expense, net	15,076	14,699	12,923
Income before income taxes	31,179	23,119	17,311
Income tax expense	2,300	8,922	7,443
Net income	28,879	14,197	9,868

Earnings per share:
Basic shares	$1.08	$0.54	$0.38
Diluted shares	$1.05	$0.53	$0.37
Weighted average shares outstanding:
Basic shares	26,744	26,459	26,170
Diluted shares	27,528	26,939	26,955

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Total
Balance at March 28, 2015	25,824	$3	$128,693	$13,726	—	$—	$—	$142,422
Net income	—	—	—	9,868	—	—	—	9,868
Stock options exercised	530	—	2,698	—	—	—	—	2,698
Shares forfeited, held in treasury	—	—	—	—	(4)	—	—	—
Excess tax benefit	—	—	3,621	—	—	—	—	3,621
Stock-based compensation expense	—	—	2,881	—	—	—	—	2,881
Balance at March 26, 2016	26,354	$3	$137,893	$23,594	(4)	$—	$—	$161,490
Net income	—	—	—	14,197	—	—	—	14,197
Issuance of common stock related to stock-based compensation	221	—	1,275	—	(3)	—	—	1,275
Tax withholding for net share settlement	—	—	—	—	(7)	(69)	—	(69)
Excess tax deficiency related to stock-based compensation	—	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	3,023	—	—	—	—	3,023
Balance at April 1, 2017	26,575	$3	$142,184	$37,791	(14)	$(69)	$—	$179,909
Net income	—	—	—	28,879	—	—	—	28,879
Issuance of common stock related to stock-based compensation	756	—	3,695	—	(4)	—	—	3,695
Tax withholding for net share settlement	—	—	—	—	(13)	(125)	—	(125)
Stock-based compensation expense	—	—	2,248	—	—	—	—	2,248
Balance at March 31, 2018	27,331	$3	$148,127	$66,670	(31)	$(194)	$—	$214,606

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	March 31,	April 1,	March 26,
	2018	2017	2016

Cash flows from operating activities
Net income	$28,879	$14,197	$9,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,000	14,555	11,480
Stock-based compensation	2,248	3,023	2,881
Excess tax benefit	—	—	(3,621)
Amortization of intangible assets	1,128	2,155	2,536
Amortization and write-off of debt issuance fees and debt discount	1,199	1,145	2,274
Loss on disposal of property and equipment	252	367	463
Hurricane-related asset write-off	2,357	—	—
Store impairment charge	83	1,164	—
Accretion of above market leases	(2)	(36)	(72)
Deferred taxes	1,860	6,175	981
Amortization of inventory fair value adjustment	—	—	(500)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(35)	(223)	1,524
Inventories	(24,598)	(12,761)	(16,087)
Prepaid expenses and other current assets	(3,281)	(3,805)	7,543
Other assets	(167)	5	(2,713)
Accounts payable	13,062	10,501	6,835
Accrued expenses and other current liabilities	3,977	(483)	5,068
Other liabilities	1,238	5,172	4,469
Net cash provided by operating activities	$44,200	$41,151	$32,929
Cash flows from investing activities
Purchases of property and equipment	(24,418)	(22,293)	(36,127)
Hurricane-related insurance recoveries for property and equipment	865	—	—
Acquisition of business or assets, net of cash acquired	—	(1,305)	(146,541)
Net cash used in investing activities	$(23,553)	$(23,598)	$(182,668)
Cash flows from financing activities
Borrowings/(payments) on line of credit - net	(12,268)	(15,541)	32,615
Proceeds from loan borrowings	—	—	200,938
Repayments on debt and capital lease obligations	(10,448)	(2,378)	(77,899)
Debt issuance fees paid	(520)	—	(6,487)
Tax withholding payments for net share settlement	(125)	(69)	—
Excess tax benefits from stock options	—	—	3,621
Proceeds from the exercise of stock options	3,695	1,275	2,698
Net cash (used in)/provided by financing activities	$(19,666)	$(16,713)	$155,486
Net increase in cash and cash equivalents	981	840	5,747
Cash and cash equivalents, beginning of period	8,035	7,195	1,448
Cash and cash equivalents, end of period	$9,016	$8,035	$7,195

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$614	$4,192	$3,296
Cash paid for interest	$13,743	$13,646	$10,333
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,315	$2,421	$1,992
Equipment acquired through capital lease	$—	$—	$38

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 27,299,688 and 26,561,523 outstanding shares of common stock as of March 31, 2018 and April 1, 2017, respectively, with 7,021,771 and 13,435,387 shares of common stock held by Freeman Spogli & Co. as of March 31, 2018 and April 1, 2017, respectively. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 226 stores in 31 states as of March 31, 2018, 219 stores in 31 states as of April 1, 2017 and 208 stores in 29 states as of March 26, 2016. As of the fiscal year ending March 31, 2018, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

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

Fiscal Year

The Company reports its results of operations and cash flows on a 52‑ or 53‑week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The year ended March 31, 2018 (“fiscal 2018”) consisted of 52 weeks. The years ended April 1, 2017 (“fiscal 2017”) and March 26, 2016 (“fiscal 2016”) consisted of 53 and 52 weeks, respectively.

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

Accounts Receivable

The Company’s accounts receivable consists of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co‑operative arrangements. The Company’s allowance for doubtful accounts was less than $0.1 million for both the fiscal years ending March 31, 2018 and April 1, 2017.

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

The Company recorded fair value adjustments to reflect the acquired cost of inventory related to its acquisitions of Baskins and Sheplers. These amounts were amortized over the period that the related inventory was sold. Amortization of the acquired cost of inventory was zero for both fiscal 2018 and fiscal 2017, and $0.5 million for fiscal 2016.

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

If the Company proceeds to conduct a two‑step goodwill impairment test, the first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. Management evaluates the fair value of the reporting unit using a market‑based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. The Company’s entire operations represent one reporting unit. The Company determines the fair value of its reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test, which involves comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss. The Company concluded that there was no impairment of goodwill during fiscal 2018, 2017, or 2016.

Intangible assets with indefinite lives, which include the Boot Barn, Sheplers and Country Outfitter trademarks, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite‑lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value, an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2018, 2017 or 2016.

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

Long‑Lived Assets

Long‑lived assets consist of property and equipment and definite‑lived intangible assets. The Company assesses potential impairment of its long‑lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements. During Fiscal 2018, the Company recorded an asset impairment charge of less than $0.1 million related to two of its stores. During fiscal 2017, the Company recorded an asset impairment charge of $1.2 million related to three of its stores. Long-lived assets held and used with a carrying value of $1.5 million were written down to their fair value of $0.3 million, resulting in an asset impairment charge of $1.2 million. The fair values of these locations were calculated based on the projected discounted cash flows at a similar rate that would be used by market participants in valuing these assets or prices of similar assets. There were no impairments of long‑lived assets during fiscal 2016.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $1.6 million, $1.5 million, and $1.3 million as of fiscal 2018, 2017 and 2016, respectively and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The following table provides a reconciliation of the activity related to the Company’s sales returns reserve:

Sales Returns Reserve	Fiscal Year Ended
	March 31,	April 1,	March 26,
(In thousands)	2018	2017	2016
Beginning balance	$1,544	$1,319	$687
Provisions	35,189	30,624	29,597
Sales returns	(35,146)	(30,399)	(28,965)
Ending balance	$1,587	$1,544	$1,319

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365‑day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue and as an adjustment to net sales. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $1.7 million and $2.1 million as of March 31, 2018 and April 1, 2017, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	March 31,	April 1,	March 26,
(In thousands)	2018	2017	2016
Beginning balance	$2,060	$1,975	$1,971
Current year provisions	4,877	6,782	5,718
Current year award redemptions	(5,232)	(6,697)	(5,714)
Ending balance	$1,705	$2,060	$1,975

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

Advertising Costs

Certain advertising costs, including pay-per-click, direct mail, television and radio promotions, event sponsorship, in‑store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $0.8 million and $0.4 million as of March 31, 2018 and April 1, 2017, respectively. All other advertising costs are expensed as incurred. The Company recognized $25.5 million, $24.7 million, and $22.0 million in advertising costs during fiscal 2018, 2017 and 2016, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for the fiscal years ended March 31, 2018 or April 1, 2017.

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

Cash and cash equivalents, accounts receivable and accounts payable are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified as Level 2 or Level 3 even though there may be certain significant inputs that are readily observable. The Company believes that the recorded values of its financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or duration.

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 8 “Revolving credit facilities and long‑term debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements as of March 31, 2018 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 40% of net sales in fiscal 2018, and approximately 38% of net sales in fiscal 2017 and fiscal 2016.

Hurricane-Related Insurance Claims

During fiscal 2018, as a result of Hurricane Harvey, $3.2 million of inventory and property, plant and equipment at certain Houston-area stores were damaged and written off. These assets were insured at the time of the loss. The Company also incurred $0.3 million of repairs and maintenance expense during fiscal 2018 as a result of Hurricane Harvey. The Company received cash insurance proceeds of $5.1 million as of March 31, 2018, which includes $0.1 million of business interruption cash insurance proceeds. The charges and recoveries are recorded in selling, general and administrative expenses, resulting in a net gain of $1.6 million during fiscal 2018.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard will allow for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. On August 8, 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual periods, and interim periods within that year, beginning after December 15, 2017. The Company’s revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue for such sales is recognized when the customer obtains control. The Company has completed its assessment of the impact of the revised standard and does not expect it to have a material impact on the consolidated financial statements. The Company will use the modified retrospective transition approach upon adoption in the first quarter of fiscal 2019.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU No. 2016-09 beginning April 2, 2017, the first day of fiscal 2018. Upon adoption, the Company began to recognize, on a prospective basis, all excess tax benefits and deficiencies as income tax benefit or expense, respectively, in its Condensed Consolidated Statement of Operations. This resulted in the recognition of less than $0.1 million of additional income tax expense associated with net tax deficiencies for awards that were exercised or vested during the thirteen weeks ended July 1, 2017, the period of adoption. Additionally, as of April 2, 2017, excess tax benefits are classified as an operating activity along with deferred tax cash flows in the Condensed Consolidated Statement of Cash Flows. The Company elected to adopt such presentation on a prospective basis. Cash paid by the Company to tax authorities when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity in the consolidated statements of cash flows. Stock-based compensation expense will no longer reflect estimated forfeitures of share-based awards and forfeitures will instead be recorded as they occur. In evaluating the impact of this change, the adjustment to adopt on a modified retrospective basis was immaterial, therefore no adjustment was made to retained earnings as of the beginning of the period presented. Lastly, excess tax benefits are now excluded from assumed future proceeds in the Company’s calculation of diluted shares for purposes of determining diluted earnings per share. This change had an immaterial impact on the Company’s weighted average diluted shares outstanding for the thirteen weeks ended July 1, 2017, the period of adoption.

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

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), allowing taxpayers to record a reasonable estimate of the impact of the U.S. legislation when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This Accounting Standards Update adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 as amendments to Subtopic 740-10. In accordance with SAB 118, the Company has recorded estimated tax benefit associated with the impacts of the Tax Act (see Note 13: Income Taxes, for additional information).

3. Asset Acquisitions and Business Combination

Wood’s Boots Asset Acquisition

On September 11, 2017, Boot Barn, Inc., a wholly owned subsidiary of the Company, completed the acquisition of assets from Wood’s Boots, a four-store family-owned retailer with stores in Midland and Odessa, Texas. As part of the transaction, Boot Barn, Inc. purchased the inventory, entered into new leases with the stores’ landlord, offered employment to the Wood’s Boots team at all four store locations and assumed certain customer credits. The cash consideration paid was $2.7 million.

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

Fiscal Year Ended
March 26,
2016
(in thousands)
As adjusted net sales	$601,952
As adjusted net income	$6,449

The carrying amount of goodwill was $193.1 million as of fiscal 2018, fiscal 2017 and fiscal 2016.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	April 1,
	2018	2017
Prepaid rent and property taxes	$3,778	$3,350
Prepaid advertising	849	396
Prepaid insurance	1,024	1,051
Deferred taxes	—	9,790
Income tax receivable	5,834	5,677
Debt issuance costs	514	572
Other	4,251	1,982
Total prepaid expenses and other current assets	$16,250	$22,818

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	April 1,
	2018	2017
Land	$2,530	$2,530
Buildings	7,998	7,998
Leasehold improvements	55,885	50,240
Machinery and equipment	26,411	19,101
Furniture and fixtures	47,103	36,948
Construction in progress	1,954	3,418
Vehicles	1,201	941
	143,082	121,176
Less: Accumulated depreciation	(53,874)	(38,465)
Property and equipment, net	$89,208	$82,711

Depreciation expense was $16.0 million, $14.6 million, and $11.5 million for fiscal years 2018, 2017, and 2016, respectively. Amortization related to assets under capital leases is included in the above depreciation expense (see Note 11 “Leases”).

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	March 31, 2018
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$1,594	$(1,287)	$307	3.8
Below-market leases	4,918	(2,519)	2,399	11.6
Total definite lived	6,512	(3,806)	2,706
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$67,189	$(3,806)	$63,383

	April 1, 2017
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$4,694	$(3,810)	$884	4.6
Non-compete agreements	990	(915)	75	4.8
Below-market leases	4,918	(2,043)	2,875	11.6
Total definite lived	10,602	(6,768)	3,834
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$71,279	$(6,768)	$64,511

Amortization expense for intangible assets totaled $1.1 million, $2.2 million, and $2.5 million for fiscal 2018, 2017, and 2016, respectively, and is included in selling, general and administrative expenses.

As of March 31, 2018, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)

2019	$624
2020	477
2021	308
2022	215
2023	184
Thereafter	898
Total	$2,706

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	April 1,
	2018	2017
Accrued compensation	$10,773	$6,530
Deferred revenue	9,528	8,038
Sales tax liability	5,479	5,304
Accrued interest	192	35
Sales reward redemption liability	1,705	2,060
Capital leases-short term	521	447
Other	11,836	13,569
Total accrued expenses	$40,034	$35,983

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on June 29, 2020, the maturity date as of April 1, 2017. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of March 31, 2018 and April 1, 2017 was $21.0 million and $33.3 million, respectively. Total interest expense incurred in the fiscal year ended March 31, 2018 on the June 2015 Wells Fargo Revolver was $1.9 million, and the weighted average interest rate for the fiscal year ended March 31, 2018 was 2.5%. Total interest expense incurred in the fiscal year ended April 1, 2017 on the June 2015 Wells Fargo Revolver was $1.5 million, and the weighted average interest rate for the fiscal year ended April 1, 2017 was 1.9%. Total interest expense incurred in the fiscal year ended March 26, 2016 on the June 2015 Wells Fargo Revolver was $0.9 million, and the weighted average interest rate for the fiscal year ended March 26, 2016 was 1.7%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the fiscal year ended March 31, 2018 on the 2015 Golub Term Loan was $11.2 million, and the weighted average interest rate for the fiscal year ended March 31, 2018 was 5.9%. Total interest expense incurred in the fiscal year ended April 1, 2017 on the 2015 Golub Term Loan was

$11.2 million, and the weighted average interest rate for the fiscal year ended April 1, 2017 was 5.5%. Total interest expense incurred in the fiscal year ended March 26, 2016 on the 2015 Golub Term Loan was $8.3 million, and the weighted average interest rate for the fiscal year ended March 26, 2016 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.50:1.00 as of March 31, 2018, stepping down to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 31, 2018, the fair value of these embedded derivatives was estimated and was not significant.

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

Debt issuance costs totaling $1.0 million were incurred under the June 2015 Wells Fargo Revolver and 2017 Wells Amendment and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.5 million and $0.6 million as of March 31, 2018 and April 1, 2017, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $6.0 million were incurred under the 2015 Golub Term Loan and 2017 Golub Amendment and are included as a reduction of the current and non-current note payable on the consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $3.3 million and $3.9 million as of March 31, 2018 and April 1, 2017, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	March 31,	April 1,
	2018	2017
(in thousands)
Term Loan	$186,500	$196,500
Unamortized value of the debt issuance costs and debt discount	(3,300)	(3,921)
Net carrying value	$183,200	$192,579

Total amortization expense of $1.2 million and $1.1 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the fiscal year ended March 31, 2018 and April 1, 2017, respectively.

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

Total interest expense incurred in fiscal 2016 on the February 2015 Wells Fargo Credit Facility was $0.8 million.

Aggregate contractual maturities

Aggregate contractual maturities for the Company’s long-term debt as of March 31, 2018 are as follows:

Fiscal Year	(in thousands)

2019	$—
2020	—
2021	—
2022	186,500
2023	—
Total	$186,500

9. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of March 31, 2018, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. As of March 31, 2018, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors. Restricted stock units vest over service periods of one or five years, as determined by the Compensation Committee of the Board of Directors.

Stock Options

During fiscal 2018, the Company granted certain members of management options to purchase a total of 448,792 shares under the 2014 Plan. The total grant date fair value of stock options granted during fiscal 2018 was $1.2 million, with grant date fair values ranging from $2.11 to $6.97 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the five-year service period of the awards. The exercise prices of these awards range between $6.15 and $18.66 per share.

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

The stock option awards discussed above were measured at fair value on the grant date using the Black‑Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock price over the option’s expected term, the risk‑free interest rate over the option’s expected term and the Company’s expected annual dividend yield, if any. The Company will issue shares of common stock when the options are exercised.

The fair values of stock options granted in fiscal 2018, 2017 and 2016 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	March 31,				April 1,				March 26,
	2018				2017				2016
Expected option term(1)			5.5	years			5.5	years			5.5	years
Expected volatility factor(2)	34.0%	-	35.5%		35.8%	-	36.0%		33.3%	-	36.7%
Risk-free interest rate(3)	1.8%	-	2.7%				1.4%		1.3%	-	1.8%
Expected annual dividend yield(4)			0%				0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
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

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in‑the‑money stock options outstanding at the end of each fiscal period. The following table summarizes the stock award activity for the fiscal year ended March 31, 2018:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at April 1, 2017	2,543,660	$9.29
Granted	448,792	$7.74
Exercised	(705,474)	$5.24		$8,012
Cancelled, forfeited or expired	(211,893)	$8.66
Outstanding at March 31, 2018	2,075,085	$10.40	5.4	$16,988
Vested and expected to vest after March 31, 2018	2,075,085	$10.40	5.4	$16,988
Exercisable at March 31, 2018	1,094,154	$10.23	4.5	$8,999

A summary of the status of non-vested stock options as of March 31, 2018 and changes during fiscal 2018 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2017	1,148,500	$4.84
Granted	448,792	$2.73
Vested	(409,153)	$4.92
Nonvested shares forfeited	(207,208)	$3.70
Nonvested at March 31, 2018	980,931	$4.08

Restricted Stock

During fiscal 2018, the Company granted 126,800 restricted stock units to various employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2018 totaled $1.1 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock‑based compensation expense was $2.2 million, $3.0 million, and $2.9 million for fiscal 2018, 2017 and 2016, respectively. Stock-based compensation expense of $0.4 million, $0.5 million, and $0.4 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2018, 2017 and 2016, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of March 31, 2018, there was $3.0 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.99 years. As of March 31, 2018, there was $1.9 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 3.52 years.

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

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations, among other things.  On April 10, 2017, the Company reached a settlement with the employees for an amount that is not material to the consolidated financial statements. The amount of the settlement has been accrued as of March 31, 2018.

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

11. Leases

Operating Leases

The following is a schedule by year of non‑cancelable future minimum rental payments under operating leases as of March 31, 2018 (in thousands):

Total
2019	$35,545
2020	32,588
2021	31,342
2022	27,063
2023	22,348
Thereafter	46,771
Total	$195,657

Minimum rent payments consist primarily of future minimum lease commitments related to store operating leases. Minimum lease payments do not include common area maintenance, insurance or tax payments. Rent expense related to operating leases was $43.3 million, $41.3 million, and $38.1 million for the fiscal years ended March 31, 2018, April 1, 2017 and March 26, 2016, respectively, and includes common area maintenance and contingent rent payments.

Capital Leases and Financing Transactions

As of March 31, 2018, the Company had non‑cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of March 31, 2018 totals $0.7 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease expires in fiscal 2028 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of March 31, 2018 totals $7.1 million.

The total liability under capital lease and financing transactions as of March 31, 2018 is $7.8 million and is included as capital lease obligations in the consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the consolidated balance sheets. The interest rates range from 6.1% to 10.9%.

As of March 31, 2018, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)

2019	$1,291
2020	1,302
2021	1,326
2022	1,351
2023	1,300
Thereafter	5,527
Total	12,097
Less: Imputed interest	(4,273)
Present value of capital leases and financing transaction	7,824
Less: Current capital leases and financing transaction	(521)
Noncurrent capital leases and financing transaction	$7,303

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	March 31,	April 1,
	2018	2017
(in thousands)
Buildings	$7,588	$7,588
Land	2,530	2,530
Leasehold improvements	410	410
Equipment	63	63
Property and equipment, gross	10,591	10,591
Less: accumulated depreciation	(1,980)	(1,272)
Property and equipment, net	$8,611	$9,319

Other liabilities, which relate primarily to long‑term lease liabilities, are as follows:

	March 31,	April 1,
(in thousands)	2018	2017
Above-market leases	$7	$9
Long-term deferred rent	14,812	13,591
Capital lease residual value	3,968	3,968
Other	17	—
Total other liabilities	$18,804	$17,568

12. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides a matching contribution for all employees that work a minimum of 1,000 hours per year. Contributions to the plan are based on certain criteria as defined in the agreement, governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $0.7 million, $0.6 million, and $0.4 million for fiscal 2018, 2017, and 2016, respectively.

13. Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal Year Ended
	March 31,	April 1,	March 26,
(in thousands)	2018	2017	2016
Current:
Federal	$(104)	$2,274	$2,533
State	544	464	1,105
Foreign	—	8	8
Total current	440	2,746	3,646
Deferred:
Federal	622	5,946	3,736
State	1,237	231	65
Foreign	1	(1)	(4)
Total deferred	1,860	6,176	3,797
Total income tax expense	$2,300	$8,922	$7,443

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	March 31,	April 1,	March 26,
	2018	2017	2016
Expected provision at statutory U.S. federal tax rate	30.8%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.3	3.0	4.7
Change in state rate	(0.2)	(1.2)	1.0
Federal rate change	(22.4)	—	—
Acquisition costs	—	—	1.8
Permanent items	1.1	0.3	1.7
Excess tax benefit of stock based compensation	(5.7)	—	—
Other	0.5	1.5	(1.2)
Effective tax rate	7.4%	38.6%	43.0%

Differences between the effective tax rate and the statutory rate relate primarily to state taxes and the change in federal rate due to the legislation commonly referred to as the Tax Cuts and Jobs Act.

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax liabilities as of March 31, 2018 and April 1, 2017 consisted of the following (in thousands):

	March 31	April 1,
	2018	2017
Deferred tax assets:
State taxes	$47	$237
Accrued liabilities	2,369	3,479
Award program liabilities	117	782
Deferred revenue	1,062	1,233
Inventory	2,338	3,421
Stock options	1,436	2,574
Net operating loss carryforward	5,077	7,232
Other, net	393	584
Total deferred tax assets	12,839	19,542
Deferred tax liabilities:
Depreciation and amortization	(23,875)	(29,551)
Prepaid expenses	(1,222)	(926)
Total deferred tax liabilities	(25,097)	(30,477)
Valuation allowance	(772)	(235)
Net deferred tax liabilities	$(13,030)	$(11,170)

As of March 31, 2018, the Company has net operating loss carryforwards for federal and state tax purposes of $14.4 million and $8.0 million, respectively. These net operating loss carryforwards expire at various dates beginning in 2018.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is required for state net operating losses it expects to expire unused. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company applies ASC 740, which contains a two‑step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At March 31, 2018 and April 1, 2017, no material amounts were recorded for any uncertain tax positions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 31, 2018 and April 1, 2017.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2013 through 2017 returns are subject to examination by the U.S. federal and various state tax authorities.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was signed into law by the President of the United States. The Act includes various changes to previously existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective beginning January 1, 2018. As a result of this rate change, the Company was required to revalue its deferred tax assets and liabilities to account for the future impact of the lower federal corporate income tax rate. The revaluation of deferred tax assets and liabilities resulted in a non-cash tax benefit of $7.0 million to the Company’s earnings for the fiscal year ended March 31, 2018. In addition, during fiscal 2018, the Company realized a net $1.8 million tax benefit from the exercise of stock options and restricted stock vestings.

In conjunction with the tax law changes, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowing taxpayers to record a reasonable estimate of the impact of the U.S. legislation when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The Company has recognized the provisional tax impacts related to all aspects of tax reform in its tax calculations for the current tax year and included these amounts in its consolidated financial statements for the year ended March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act.

The Act allows for one hundred percent expensing of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. The Company tentatively plans to take advantage of this provision for the near term but has the ability to opt out of this provision.

Net operating losses incurred in tax years beginning after December 31, 2017 are only allowed to offset a taxpayer's taxable income by eighty percent, but those net operating losses are allowed to be carried forward indefinitely with no expiration. The Company's net interest expense deductions are limited to 30% of earnings before interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter. This provision also takes effect for tax years beginning after 2017 and is not expected to have a material impact on the Company's deferred tax asset position due to the relative insignificance of interest expense.

14. Related Party Transactions

During fiscal 2018, the Company had capital expenditures with a specialty retail vendor in the flooring market that as of March 31, 2018 is 20.6% owned by Freeman Spogli, our majority stockholder. These capital expenditures amounted to $0.3 million and $0.2 million in fiscal 2018 and fiscal 2017, respectively, and were recorded as property and equipment, net on the consolidated balance sheet.

John Grijalva, the husband of Ms. Grijalva, Chief Merchandising Officer, works as an independent sales representative primarily for Dan Post Boot Company, Outback Trading Company, LTD and KS Marketing LLC. Mr. Grijalva conducts his business as an independent sales representative through a limited liability company of which he and Ms. Grijalva are members. We purchased merchandise from these suppliers in the aggregate approximate amounts of $17.0 million, $16.1 million, and $17.7 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Mr. Grijalva was paid commissions on these sales of approximately $1.1 million, $1.3 million, and $1.3 million, respectively, in these periods, a portion of which were passed on to other sales representatives working for Mr. Grijalva.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2018, 2017 and 2016 are as follows:

	Fiscal Year Ended
	March 31,	April 1,	March 26,
	2018	2017	2016
(in thousands, except per share data)
Net income	$28,879	$14,197	$9,868

Weighted average basic shares outstanding	26,744	26,459	26,170
Dilutive effect of options and restricted stock	784	480	785
Weighted average diluted shares outstanding	27,528	26,939	26,955

Basic earnings per share	$1.08	$0.54	$0.38
Diluted earnings per share	$1.05	$0.53	$0.37

Options to purchase approximately 476,870, 694,278, and 476,333 shares of common stock during the fiscal years ended March 31, 2018, April 1, 2017 and March 26, 2016 were outstanding, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

16. Quarterly Financial Information (Unaudited)

The tables below set forth selected quarterly financial data for each of the last two fiscal years.

	Fiscal 2018				Fiscal 2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except per share data)	quarter	quarter	quarter	quarter	quarter	quarter	quarter	quarter
Net sales	$170,766	$224,732	$143,072	$139,379	$163,003	$199,431	$133,969	$133,414
Gross profit	52,896	71,937	41,690	41,392	49,328	63,363	36,446	40,750
Income from operations	11,282	24,395	5,638	4,941	8,063	20,863	4,443	4,450
Net income	6,855	20,149	1,098	777	2,588	10,507	479	624

Earnings per share:
Basic shares	$0.25	$0.76	$0.04	$0.03	$0.10	$0.40	$0.02	$0.02
Diluted shares	$0.24	$0.73	$0.04	$0.03	$0.10	$0.39	$0.02	$0.02
Weighted average shares outstanding:
Basic shares	27,134	26,674	26,608	26,559	26,535	26,495	26,427	26,373
Diluted shares	28,245	27,596	26,950	26,969	27,068	27,165	26,897	26,616

17. Subsequent Events

On April 24, 2018, we acquired assets of Lone Star Western & Casual LLC (“Lone Star”), an individually owned retail company with three stores in Waxahachie, Corsicana and Athens, Texas. As part of the transaction, we purchased the inventory, entered into new leases with the stores’ landlord and offered employment to the Lone Star team at all three store locations. We funded this acquisition from cash on hand.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2018, the end of the period covered by this Annual Report on Form 10‑K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

This annual report does not include an attestation report of the Registrant’s registered public accounting firm due to an exemption established by rules of the Commission for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended March 31, 2018, and is incorporated herein by reference.

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

Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10‑K.

Exhibit Number	Description
2.1(1)

Agreement and Plan of Merger by and among Boot Barn, Inc., Rodeo Acquisition Corp., Sheplers Holding Corporation and Gryphon Partners III, L.P. as Guarantor and the Sellers’ Representative, dated as of May 29, 2015

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
3.2.1(4)	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(3)	Form of Registration Rights Agreement, by and among Boot Barn Holdings, Inc. and the stockholders listed therein
10.1†(5)	Amended and Restated Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.2†(3)	Form of Restricted Stock Award Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.3†(6)	Form of Restricted Stock Unit Issuance Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.4†(3)	Form of Restricted Stock Award Agreement, by and between Boot Barn Holdings, Inc. and Brenda Morris
10.5†(3)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and James G. Conroy
10.6†(3)	Boot Barn Holdings, Inc. 2011 Equity Incentive Plan
10.7†(3)	Boot Barn Holdings, Inc. 2007 Stock Incentive Plan
10.8†(7)	Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy
10.9†(8)	Continued Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Paul Iacono
10.10†(2)	Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.11†(2)	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.12†(8)	Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Gregory V. Hackman
10.13†(8)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and Gregory V. Hackman
10.14(3)	NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc.
10.15+(3)	Carrier Agreement P720025535‑01, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.16+(3)	Carrier Agreement P780025560‑02, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.17(3)	Form of Amended and Restated Indemnification Agreement
10.18+(9)

Credit Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., GCI Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

10.18.1+(11)

First Amendment to Credit Agreement and Collateral Agreement dated as of May 26, 2017, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Golub Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

10.19(9)

Guaranty Agreement dated as of June 29, 2015, by and among Boot Barn, Inc. as Borrower, Boot Barn Holdings, Inc. and certain Subsidiaries of Boot Barn Holdings, Inc. as Guarantors, in favor of GCI Capital Markets LLC, as Administrative Agent.

10.20+(9)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc. and certain of its Subsidiaries as Grantors, in favor of GCI Capital Markets LLC, as Administrative Agent.

Exhibit Number	Description
10.21(9)	Trademark Security Agreement dated as of June 29, 2015 by Sheplers, Inc., in favor of GCI Capital Markets LLC, as Administrative Agent.
10.22(9)	Trademark Security Agreement dated as of June 29, 2015 by Boot Barn, Inc., in favor of GCI Capital Markets LLC, as Administrative Agent.
10.23(9)

Credit Agreement dated as of June 29, 2015, by and among the Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein

10.23.1(10)

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

10.23.2+(11)

Amendment No. 2, dated as of May 26, 2017, to Credit Agreement and Amendment No. 1, dated as of May 26, 2017, to Collateral Agreement, in each case dated as of June 29, 2015, by and among the Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.24(9)

Guaranty Agreement dated as of June 29, 2015 by and among Boot Barn, Inc. and Sheplers, Inc. as Borrowers, Boot Barn Holdings, Inc., Sheplers Holdings Corporation and certain of their Subsidiaries as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.25(9)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc. and certain of their Subsidiaries as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.26(9)	Trademark Security Agreement, dated as of June 29, 2015, by Sheplers, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.27(9)	Trademark Security Agreement, dated as of June 29, 2015, by Boot Barn, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BOOT BARN HOLDINGS, INC.

Date: May 16, 2018	By:	/s/ James G. Conroy
		Name:	James G. Conroy
		Title:	President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Conroy	President, CEO and Director (Principal Executive Officer)	May 16, 2018
James G. Conroy

/s/ Gregory V. Hackman	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 16, 2018
Gregory V. Hackman

/s/ Greg Bettinelli	Director	May 16, 2018
Greg Bettinelli

/s/ Brad J. Brutocao	Director	May 16, 2018
Brad J. Brutocao

/s/ Christian B. Johnson	Director	May 16, 2018
Christian B. Johnson

/s/ Brenda I. Morris	Director	May 16, 2018
Brenda I. Morris

/s/ Anne MacDonald	Director	May 16, 2018
Anne MacDonald

/s/ Peter Starrett	Director	May 16, 2018
Peter Starrett