Form 10-Q
period 2018-06-30
Boot Barn Holdings, Inc.
filed 2018-08-08
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 6, 2018, the registrant had 27,995,771 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen Weeks Ended June 30, 2018

Part 1. Financial Information

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	March 31,
	2018	2018

Assets
Current assets:
Cash and cash equivalents	$7,374	$9,016
Accounts receivable, net	5,440	4,389
Inventories	204,434	211,472
Prepaid expenses and other current assets	17,452	16,250
Total current assets	234,700	241,127
Property and equipment, net	93,180	89,208
Goodwill	195,858	193,095
Intangible assets, net	63,297	63,383
Other assets	1,127	1,128
Total assets	$588,162	$587,941
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$30,737	$21,006
Accounts payable	77,807	89,958
Accrued expenses and other current liabilities	39,373	40,034
Total current liabilities	147,917	150,998
Deferred taxes	13,424	13,030
Long-term portion of notes payable, net	173,462	183,200
Capital lease obligations	7,165	7,303
Other liabilities	19,483	18,804
Total liabilities	361,451	373,335

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; June 30, 2018 - 100,000 shares authorized, 28,040 shares issued; March 31, 2018 - 100,000 shares authorized, 27,331 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	153,777	148,127
Retained earnings	73,431	66,670
Less: Common stock held in treasury, at cost, 45 and 31 shares at June 30, 2018 and March 31, 2018, respectively	(500)	(194)
Total stockholders’ equity	226,711	214,606
Total liabilities and stockholders’ equity	$588,162	$587,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017

Net sales	$161,984	$139,379
Cost of goods sold	110,537	97,987
Gross profit	51,447	41,392
Selling, general and administrative expenses	41,618	36,451
Income from operations	9,829	4,941
Interest expense, net	4,100	3,658
Income before income taxes	5,729	1,283
Income tax (benefit)/expense	(1,032)	506
Net income	$6,761	$777

Earnings per share:
Basic shares	$0.24	$0.03
Diluted shares	$0.24	$0.03
Weighted average shares outstanding:
Basic shares	27,604	26,559
Diluted shares	28,542	26,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 31, 2018	27,331	$3	$148,127	$66,670	(31)	$(194)	$214,606
Net income	—	—	—	6,761	—	—	6,761
Issuance of common stock related to stock-based compensation	709	—	5,038	—	—	—	5,038
Tax withholding for net share settlement	—	—	—	—	(14)	(306)	(306)
Stock-based compensation expense	—	—	612	—	—	—	612
Balance at June 30, 2018	28,040	$3	$153,777	$73,431	(45)	$(500)	$226,711

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2017	26,575	$3	$142,184	$37,791	(14)	$(69)	$179,909
Net income	—	—	—	777	—	—	777
Issuance of common stock related to stock-based compensation	43	—	—	—	(2)	—	—
Tax withholding for net share settlement	—	—	—	—	(10)	(78)	(78)
Stock-based compensation expense	—	—	575	—	—	—	575
Balance at July 1, 2017	26,618	$3	$142,759	$38,568	(26)	$(147)	$181,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017

Cash flows from operating activities
Net income	$6,761	$777
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	4,238	3,751
Stock-based compensation	612	575
Amortization of intangible assets	193	362
Amortization of debt issuance fees and debt discount	305	289
Loss on disposal of property and equipment	—	14
Store impairment charge	213	—
Deferred taxes	394	564
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,051)	210
Inventories	8,910	(3,247)
Prepaid expenses and other current assets	(1,245)	(1,296)
Other assets	(14)	(16)
Accounts payable	(13,468)	(16,922)
Accrued expenses and other current liabilities	(745)	(113)
Other liabilities	403	737
Net cash provided by/(used in) operating activities	$5,506	$(14,315)
Cash flows from investing activities
Purchases of property and equipment	$(7,064)	$(5,258)
Acquisition of business, net of cash acquired	(4,424)	—
Net cash used in investing activities	$(11,488)	$(5,258)
Cash flows from financing activities
Borrowings on line of credit - net	$9,731	$29,545
Repayments on debt and capital lease obligations	(10,123)	(10,105)
Debt issuance fees paid	—	(519)
Tax withholding payments for net share settlement	(306)	(78)
Proceeds from the exercise of stock options	5,038	—
Net cash provided by financing activities	$4,340	$18,843
Net decrease in cash and cash equivalents	(1,642)	(730)
Cash and cash equivalents, beginning of period	9,016	8,035
Cash and cash equivalents, end of period	$7,374	$7,305

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$240	$308
Cash paid for interest	$3,769	$3,384
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,559	$2,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc., formerly known as WW Top Investment Corporation (the “Company”), was formed on November 17, 2011, and is incorporated in the State of Delaware. Boot Barn, Inc. is a direct wholly owned subsidiary of the Company. The equity of the Company consists of 100,000,000 authorized shares and 28,039,922 issued and 27,995,236 outstanding shares of common stock as of June 30, 2018. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 230 stores in 31 states as of June 30, 2018 and 226 stores in 31 states as of March 31, 2018. As of June 30, 2018, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen weeks ended June 30, 2018 and July 1, 2017 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, including Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”) and Boot Barn International (Hong Kong) Limited. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 2019.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the fiscal year ending on March 30, 2019 (“fiscal 2019”) and the fiscal year ended on March 31, 2018 (“fiscal 2018”) consist of 52 weeks.

2.  Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2018. Presented below in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of June 30, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that supersedes nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard allows for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. On August 8, 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year, and permitted early adoption as long as the adoption date was not before the original public entity effective date. The standard was effective for public entities for annual periods, and interim periods within that year, beginning after December 15, 2017. The Company adopted this standard effective April 1, 2018 on a modified retrospective basis. The Company’s revenues are generated from the sale of finished products to customers. Those sales contain a single delivery element and revenue for such sales is recognized when the customer obtains control. Adoption of the standard did not result in any change in the timing or amount of revenue recognized by the Company in the thirteen weeks ended June 30, 2018.

Revenue Recognition

Revenue is recorded for store sales upon the purchase of merchandise by customers. Transfer of control takes place at the point at which the customer receives and pays for the merchandise at the register. E‑commerce sales are recorded when control transfers to the customer, which generally occurs upon delivery of the product. Shipping and handling revenues are included in total net sales. Shipping costs incurred by the Company are included as cost of goods sold.

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue and as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $1.7 million as of June 30, 2018 and $2.1 million as of July 1, 2017. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	June 30, 2018	July 1, 2017
Beginning balance as of March 31, 2018 and April 1, 2017, respectively	$1,705	$2,060
Current quarter provisions	1,029	1,412
Current quarter award redemptions	(1,060)	(1,407)
Ending balance	$1,674	$2,065

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns is recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The Company accounts for the asset and liability separately on a gross basis.

Proceeds from the sale of gift cards are deferred until the customers use the cards to acquire merchandise. Gift cards, gift certificates and store credits do not have expiration dates, and unredeemed gift cards, gift certificates and store credits are subject to state escheatment laws. Amounts remaining after escheatment are recognized in net sales in the period escheatment occurs and the liability is considered to be extinguished. The Company defers recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Income from the redemption of gift cards, gift card breakage, and the sale of layaway merchandise is included in net sales. The following table provides a reconciliation of the activity related to the Company’s gift card program:

Gift Card Program
(in thousands)	June 30, 2018	July 1, 2017
Beginning balance as of March 31, 2018 and April 1, 2017, respectively	$8,836	$7,649
Current quarter issued	1,888	1,471
Current quarter redemptions	(2,018)	(1,628)
Ending balance	$8,706	$7,492

As a result of the adoption of ASU No. 2014-09, the Company has provided incremental disaggregated revenue disclosures.

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended	Thirteen Weeks Ended
% of Net Sales	June 30, 2018	July 1, 2017
Footwear	53%	53%
Apparel	32%	31%
Hats, accessories and other	15%	16%
Total	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended	Thirteen Weeks Ended
% of Net Sales	June 30, 2018	July 1, 2017
Stores	84%	85%
E-commerce	16%	15%
Total	100%	100%

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within that year, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-

of-use assets upon adoption. Therefore, the Company expects this adoption will result in a material increase in the long-term assets and long-term liabilities on its consolidated balance sheets. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The Company plans to adopt the standard in the first quarter of fiscal 2020 and is currently continuing its assessment, which may identify other impacts the revised standard will have on the consolidated financial statements.

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

3.  Business Combination

Lone Star Western & Casual LLC

On April 24, 2018, Boot Barn, Inc., a wholly owned subsidiary of the Company, completed the acquisition of Lone Star Western & Casual LLC (“Lone Star”), an individually owned retail company with three stores in Waxahachie, Corsicana and Athens, Texas. As part of the transaction, Boot Barn, Inc. purchased the inventory, entered into new leases with the stores’ landlord and offered employment to the Lone Star team at all three store locations. The primary reason for the acquisition of Lone Star was to further expand the Company’s retail operations in Texas. The cash consideration paid for the acquisition was $4.4 million.

In allocating the purchase price, the Company recorded all assets acquired and liabilities assumed at fair value. The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition of Lone Star. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill.

The Company determined the estimated fair values using Level 3 inputs after review and consideration of relevant information, including quoted market prices and estimates made by management. The inventory was valued using the comparative sales method. Property and equipment, net, below and above-market leases and customer credits were valued under either the cost or income approach. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation:

At June 30, 2018
(in thousands)
Assets acquired:
Inventory	$1,872
Property & equipment, net	42
Below-market lease	92
Goodwill	2,763
Total assets acquired	$4,769

Liabilities assumed:
Other liability - merchandise credits	$69
Above-market lease	276
Total liabilities assumed	345
Net Assets acquired	$4,424

4.  Intangible Assets, Net and Goodwill

Net intangible assets as of June 30, 2018 and March 31, 2018 consisted of the following:

	June 30, 2018
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$1,594	$(1,361)	$233	3.8
Below-market leases	5,011	(2,638)	2,373	11.5
Trademarks—definite lived	15	(1)	14	3.0
Total definite lived	6,620	(4,000)	2,620
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$67,297	$(4,000)	$63,297

	March 31, 2018
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$1,594	$(1,287)	$307	3.8
Below-market leases	4,918	(2,519)	2,399	11.6
Total definite lived	6,512	(3,806)	2,706
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$67,189	$(3,806)	$63,383

Amortization expense for intangible assets totaled $0.2 million for the thirteen weeks ended June 30, 2018 and $0.4 million for the thirteen weeks ended July 1, 2017, and is included in selling, general and administrative expenses.

As of June 30, 2018, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2019	$454
2020	500
2021	332
2022	234
2023	202
Thereafter	898
Total	$2,620

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s Goodwill balance was $195.9 million and $193.1 million as of June 30, 2018 and March 31, 2018, respectively. As of June 30, 2018, the Company had identified no indicators of impairment with respect to its goodwill, intangible and long-lived asset balances.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of March 31, 2018	$193,095
Goodwill as a result of the Lone Star Acquisition	2,763
Balance as of June 30, 2018	$195,858

5.  Revolving Credit Facilities and Long-Term Debt

On June 29, 2015, the Company, as guarantor, and its wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced a previous Wells Fargo credit facility with the $125.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and the $200.0 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) is agent. The borrowing base of the June 2015 Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves. Borrowings under the two credit agreements were initially used to refinance and replace existing credit facilities, pay costs and expenses related to our June 2015 acquisition of Sheplers (the “Sheplers Acquisition”) and the closing of such credit agreements, and may be used for working capital and other general corporate purposes.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of June 30, 2018 and March 31, 2018 was $30.7 million and $21.0 million, respectively. Total interest expense incurred in the thirteen weeks ended June 30, 2018 on the June 2015 Wells Fargo Revolver was $0.5 million and the weighted average interest rate for the thirteen weeks ended June 30, 2018 was 3.1%. Total interest expense incurred in the thirteen weeks ended July 1, 2017 on the June 2015 Wells Fargo Revolver was $0.4 million and the weighted average interest rate for the thirteen weeks ended July 1, 2017 was 2.2%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. Total interest expense incurred in the thirteen weeks ended June 30, 2018 on the 2015 Golub Term Loan was $3.1 million and the weighted average interest rate for the thirteen weeks ended June 30, 2018 was 6.8%. Total interest expense incurred in the thirteen weeks ended July 1, 2017 on the 2015 Golub Term Loan was $2.8 million and the weighted average interest rate for the thirteen weeks ended July 1, 2017 was 5.6%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.50:1.00 as of June 30, 2018, stepping down to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 30, 2018, the fair value of these embedded derivatives was not significant. As of June 30, 2018, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.0 million were incurred under the June 2015 Wells Fargo Revolver and 2017 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.5 million as of both June 30, 2018 and March 31, 2018. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $6.0 million were incurred under the 2015 Golub Term Loan and 2017 Golub Amendment and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $3.0 million and $3.3 million as of June 30, 2018 and March 31, 2018, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	June 30,	March 31,
(in thousands)	2018	2018
Term Loan	$176,500	$186,500
Unamortized value of the debt issuance costs and debt discount	(3,038)	(3,300)
Net carrying value	$173,462	$183,200

Total amortization expense of $0.3 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in both the thirteen weeks ended June 30, 2018 and July 1, 2017.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of June 30, 2018 are as follows:

Fiscal Year	(in thousands)
2019	$—
2020	—
2021	—
2022	176,500
2023	—
Total	$176,500

6.  Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of June 30, 2018, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of June 30, 2018, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors.

Non-Qualified Stock Options

During the thirteen weeks ended June 30, 2018, the Company granted certain members of management options to purchase a total of 254,392 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirteen weeks ended June 30, 2018 was $2.3 million, with a grant date fair value of $8.90 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards is $23.92 per share.

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

The fair values of stock options granted during the thirteen weeks ended June 30, 2018 and July 1, 2017 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended
	June 30,		July 1,
	2018		2017
Expected option term(1)	5.3	years	5.5	years
Expected volatility factor(2)	36.1%		34.0%
Risk-free interest rate(3)	2.8%		1.8%
Expected annual dividend yield	0.0%		0.0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.

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

The following table summarizes the stock award activity for the thirteen weeks ended June 30, 2018:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 31, 2018	2,075,085	$10.40
Granted	254,392	$23.92
Exercised	(661,283)	$7.62		$10,053
Cancelled, forfeited or expired	(3,154)	$16.49
Outstanding at June 30, 2018	1,665,040	$13.56	6.0	$13,882
Vested and expected to vest after June 30, 2018	1,665,040	$13.56	6.0	$13,882
Exercisable at June 30, 2018	618,376	$12.76	5.0	$5,578

A summary of the status of non-vested stock options as of June 30, 2018 including changes during the thirteen weeks ended June 30, 2018 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 31, 2018	980,931	$4.08
Granted	254,392	$8.90
Vested	(187,193)	$3.63
Nonvested shares forfeited	(1,466)	$2.35
Nonvested at June 30, 2018	1,046,664	$5.33

Restricted Stock

During the thirteen weeks ended June 30, 2018, the Company granted 68,950 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirteen weeks ended June 30, 2018 totaled $1.6 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $0.6 million for both the thirteen weeks ended June 30, 2018 and July 1, 2017. Stock-based compensation expense of $0.1 million and less than $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of June 30, 2018, there was $4.8 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 3.31 years. As of June 30, 2018, there was $3.3 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 3.31 years.

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

8.  Capital Leases and Financing Transactions

As of June 30, 2018, the Company had non-cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of June 30, 2018 totals $0.7 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease expires in fiscal 2028 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of June 30, 2018 totals $7.0 million.

The total liability under capital lease and financing transactions as of June 30, 2018 is $7.7 million and is included as capital lease obligations in the condensed consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The interest rates range from 6.1% to 10.9%.

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	June 30,	March 31,
(in thousands)	2018	2018
Buildings	$7,588	$7,588
Land	2,530	2,530
Site improvements	410	410
Equipment	63	63
Property and equipment, gross	10,591	10,591
Less: accumulated depreciation	(2,151)	(1,980)
Property and equipment, net	$8,440	$8,611

As of June 30, 2018, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)
2019	$971
2020	1,302
2021	1,326
2022	1,351
2023	1,300
Thereafter	5,526
Total	11,776
Less: Imputed interest	(4,075)
Present value of capital leases and financing transaction	7,701
Less: Current capital leases and financing transaction	(536)
Noncurrent capital leases and financing transaction	$7,165

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

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was signed into law by the President of the United States. The Act includes various changes to previously existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective beginning January 1, 2018. As a result of this rate change, the Company was required to revalue its deferred tax assets and liabilities as of December 22, 2017 to account for the future impact of the lower federal corporate income tax rate. As a result of the Act, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for a measurement period up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. We have not made any provision adjustments during the thirteen weeks ended June 30, 2018. We are continuing to assess the final impact of the guidance which we expect to complete within the one-year time frame provided by SAB 118.

The income tax rate was (18.0%) and 39.4% for the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively. The effective tax rate for the thirteen weeks ended June 30, 2018 resulted in a tax benefit during the period, and is significantly lower than the comparable period in fiscal 2018 due primarily to a $2.5 million tax benefit associated with stock option exercises and the vesting of restricted stock. Recently passed tax reform that lowered the federal corporate tax rate also contributed to the lower effective tax rate in the thirteen weeks ended June 30, 2018. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is primarily required for certain state net operating losses and credits it expects to expire unused. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2018 and March 31, 2018, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At June 30, 2018, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10.  Related Party Transactions

During the thirteen weeks ended June 30, 2018 and July 1, 2017, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market that as of June 30, 2018 is 17.1% owned by certain funds managed by Freeman Spogli & Co. During the thirteen weeks ended July 1, 2017, Freeman Spogli & Co. was the Company’s majority stockholder. Freeman Spogli & Co. has sold all of its shares of the Company’s common stock in two secondary public offerings, one of which was completed on January 22, 2018 and the other of which was completed on May 22, 2018. As of June 30, 2018, Freeman Spogli & Co. retained representation on the Company’s board of directors. In addition, both Peter Starrett, Chairman of the Board, and Brad J. Brutocao, Director, currently serve on the board of directors at Floor & Decor Holdings, Inc. Lisa G. Laube, who joined the Company’s board of directors in July of 2018, is an executive officer of Floor & Decor Holdings, Inc. These capital expenditures amounted to less than $0.1 million and $0.1 million in the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheet.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen weeks ended June 30, 2018 and July 1, 2017 are as follows:

	Thirteen Weeks Ended
	June 30,	July 1,
(in thousands, except per share data)	2018	2017
Net income	$6,761	$777

Weighted average basic shares outstanding	27,604	26,559
Dilutive effect of options and restricted stock	938	410
Weighted average diluted shares outstanding	28,542	26,969

Basic earnings per share	$0.24	$0.03
Diluted earnings per share	$0.24	$0.03

Options to purchase 560,224 shares and 1,491,134 shares of common stock were outstanding during the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

12.  Subsequent Events

On July 3, 2018, the Company acquired certain assets of Drysdales, Inc. (“Drysdales”), a retailer with two stores in Tulsa, Oklahoma. As part of the transaction, the Company purchased the inventory and offered employment to the Drysdales team at both store locations. The Company funded the acquisition from cash on hand.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on May 16, 2018 (the “Fiscal 2018 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2018 10-K, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of June 30, 2018, we operated 230 stores in 31 states, as well as three e-commerce sites, consisting of www.bootbarn.com, www.sheplers.com and www.countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

In addition to retail store sales, same store sales also includes e-commerce sales, e-commerce shipping and handling revenue and actual retail store or e-commerce sales returns. We exclude gift card escheatment, provision for sales returns and estimated future loyalty award redemptions from sales in our calculation of net sales per store. Beginning on their respective dates of acquisition, sales from the acquired Wood’s Boots stores and Lone Star stores have been included in same store sales. Sales as a result of an e-commerce asset acquisition, such as Country Outfitter, are excluded from same-store sales until the 13th full fiscal month subsequent to the Company’s acquisition of such assets.

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

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss on disposal of assets from store closures, store impairment charges and secondary offering costs. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Results of Operations” below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements included in the Fiscal 2018 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2018 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2018 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the fiscal year ending on March 30, 2019 (“fiscal 2019”) and the fiscal year ended on March 31, 2018 (“fiscal 2018”) consist of 52 weeks. We identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	June 30,	July 1,
(dollars in thousands)	2018	2017
Condensed Consolidated Statements of Operations Data:
Net sales	$161,984	$139,379
Cost of goods sold	110,537	97,987
Gross profit	51,447	41,392
Selling, general and administrative expenses	41,618	36,451
Income from operations	9,829	4,941
Interest expense, net	4,100	3,658
Income before income taxes	5,729	1,283
Income tax (benefit)/expense	(1,032)	506
Net income	$6,761	$777

Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	68.2%	70.3%
Gross profit	31.8%	29.7%
Selling, general and administrative expenses	25.7%	26.2%
Income from operations	6.1%	3.5%
Interest expense, net	2.5%	2.6%
Income before income taxes	3.5%	0.9%
Income tax (benefit)/expense	(0.6)%	0.4%
Net income	4.2%	0.6%

(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended
	June 30,	July 1,
(in thousands)	2018	2017
EBITDA Reconciliation:
Net income	$6,761	$777
Income tax (benefit)/expense	(1,032)	506
Interest expense, net	4,100	3,658
Depreciation and intangible asset amortization	4,431	4,113
EBITDA	14,260	9,054
Non-cash stock-based compensation(a)	612	575
Non-cash accrual for future award redemptions(b)	22	5
Loss on disposal of assets(c)	—	14
Store impairment charge(d)	213	—
Secondary offering costs(e)	176	—
Adjusted EBITDA	$15,283	$9,648
Depreciation and intangible asset amortization	(4,431)	(4,113)
Adjusted EBIT	$10,852	$5,535

(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents loss on disposal of assets from store closures.
(d)	Represents a store impairment charge recorded in order to reduce the carrying amount of the asset to its estimated fair value.
(e)	Represents professional fees and expenses incurred in connection with the May 2018 secondary offering.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017
Selected Store Data:
Same Store Sales growth	11.6%	1.3%
Stores operating at end of period	230	220
Total retail store square footage, end of period (in thousands)	2,625	2,508
Average store square footage, end of period	11,414	11,399
Average net sales per store (in thousands)	$582	$530

Thirteen Weeks Ended June 30, 2018 Compared to Thirteen Weeks Ended July 1, 2017

Net sales. Net sales increased $22.6 million, or 16.2%, to $162.0 million for the thirteen weeks ended June 30, 2018 from $139.4 million for the thirteen weeks ended July 1, 2017. The increase in net sales was the result of an increase of 11.6% in same store sales during the thirteen weeks ended June 30, 2018 and the sales contribution from 14 stores added over the past twelve months including the stores acquired from Wood’s Boots and Lone Star.

Gross profit. Gross profit increased $10.1 million, or 24.3%, to $51.4 million for the thirteen weeks ended June 30, 2018 from $41.4 million for the thirteen weeks ended July 1, 2017. As a percentage of net sales, gross profit was 31.8% and 29.7% for the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively. Gross profit increased primarily due to increased sales. As a percentage of net sales, consolidated gross profit primarily increased as a result of a 140 basis point increase in merchandise margin rate and a 70 basis point decrease in buying and occupancy costs. The higher merchandise margin was driven by more full-price selling and increased exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $5.2 million, or 14.2%, to $41.6 million for the thirteen weeks ended June 30, 2018 from $36.5 million for the thirteen weeks ended July 1, 2017. The increase in SG&A expenses was primarily a result of increased sales, higher compensation expense and additional costs for both new and acquired stores. As a percentage of net sales, SG&A was 25.7% and 26.2% for the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively. Selling, general and administrative expenses as a percentage of sales decreased as a result of expense leverage on higher sales.

Income from operations. Income from operations increased $4.9 million, or 98.9%, to $9.8 million for the thirteen weeks ended June 30, 2018 from $4.9 million for the thirteen weeks ended July 1, 2017. As a percentage of net sales, income from operations was 6.1% for the thirteen weeks ended June 30, 2018, compared to 3.5% for the thirteen weeks ended July 1, 2017. The change in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, was $4.1 million and $3.7 million for the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively. The increase in interest expense, net was primarily the result of higher interest rates associated with the debt as compared to the thirteen weeks ended July 1, 2017, partially offset by a higher debt balance in the prior-year period.

Income tax (benefit)/expense. Income tax benefit was $1.0 million for the thirteen weeks ended June 30, 2018 compared to income tax expense of $0.5 million for the thirteen weeks ended July 1, 2017. Our effective tax rate was

(18.0%) and 39.4% for the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively. The effective tax rate for the thirteen weeks ended June 30, 2018 is significantly lower than the comparable period in fiscal 2018 due primarily to a $2.5 million tax benefit associated with stock option exercises and the vesting of restricted stock. Recently passed tax reform that lowered the federal corporate tax rate also contributed to the lower effective tax rate in the thirteen weeks ended June 30, 2018.

Net income. Net income increased $6.0 million, from $0.8 million for the thirteen weeks ended July 1, 2017 to $6.8 million for the thirteen weeks ended June 30, 2018. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $5.6 million, or 58.4%, to $15.3 million for the thirteen weeks ended June 30, 2018 from $9.6 million for the thirteen weeks ended July 1, 2017. Adjusted EBIT increased $5.3 million, or 96.1%, to $10.9 million for the thirteen weeks ended June 30, 2018 from $5.5 million for the thirteen weeks ended July 1, 2017. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2019 will be between $21.0 million to $23.0 million (including the capital expenditures made during the thirteen weeks ended June 30, 2018), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

June 2015 Wells Fargo Revolver and Golub Term Loan

On June 29, 2015, we, as guarantor, and our wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced a previous Wells Fargo credit facility with the $125.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and the $200 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) is agent. The borrowing base of the June 2015 Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves. Borrowings under the two credit agreements were initially used to refinance and replace existing credit facilities, pay costs and expenses related to the Sheplers Acquisition and the closing of such credit agreements, and may be used for working capital and other general corporate purposes.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of June 30, 2018 and March 31, 2018 was $30.7 million and $21.0 million, respectively. Total interest expense incurred in the thirteen weeks ended June 30, 2018 on the June 2015 Wells Fargo Revolver was $0.5 million and the weighted average interest rate for the thirteen weeks ended June 30, 2018 was 3.1%. Total interest expense incurred in the thirteen weeks ended July 1, 2017 on the June 2015 Wells Fargo Revolver was $0.4 million and the weighted average interest rate for the thirteen weeks ended July 1, 2017 was 2.2%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments ending on the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. Total interest expense incurred in the thirteen weeks ended June 30, 2018 on the 2015 Golub Term Loan was $3.1 million and the weighted average interest rate for the thirteen weeks ended June 30, 2018 was 6.8%. Total interest expense incurred in the thirteen weeks ended July 1, 2017 on the 2015 Golub Term Loan was $2.8 million and the weighted average interest rate for the thirteen weeks ended July 1, 2017 was 5.6%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changes the maximum Consolidated Total Net Leverage Ratio requirements to 4.50:1.00 as of June 30, 2018, stepping down to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of June 30, 2018, the fair value of these embedded derivatives was estimated and was not significant.

As of June 30, 2018, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $7.4 million as of June 30, 2018 compared to $9.0 million as of March 31, 2018.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
	June 30,	July 1,
(in thousands)	2018	2017
Net cash provided by/(used in):
Operating activities	$5,506	$(14,315)
Investing activities	(11,488)	(5,258)
Financing activities	4,340	18,843
Net decrease in cash	$(1,642)	$(730)

Operating Activities

Net cash provided by operating activities was $5.5 million for the thirteen weeks ended June 30, 2018. The significant components of cash flows provided by operating activities were net income of $6.8 million, the add-back of non-cash depreciation and amortization expense of $4.4 million, stock-based compensation expense of $0.6 million, and amortization of debt issuance fees and debt discount of $0.3 million. Accounts payable and accrued expenses and other current liabilities decreased by $14.2 million due to the timing of payments. Inventory decreased by $8.9 million due to the timing of purchases.

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

Investing Activities

Net cash used in investing activities was $11.5 million for the thirteen weeks ended June 30, 2018, which was primarily attributable to $7.1 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities and $4.4 million for the acquisition of Lone Star.

Net cash used in investing activities was $5.3 million for the thirteen weeks ended July 1, 2017, which was primarily attributable to capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash provided by financing activities was $4.3 million for the thirteen weeks ended June 30, 2018. We borrowed $9.7 million on our line of credit and repaid $10.1 million on our debt and capital lease obligations during the period. We also received $5.0 million from the exercise of stock options.

Net cash provided by financing activities was $18.8 million for the thirteen weeks ended July 1, 2017. We increased our line of credit borrowings by $29.5 million and repaid $10.1 million on our debt and capital lease obligations during the period.

Contractual Obligations

During the thirteen weeks ended June 30, 2018, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2018 10-K, other than those which occur in the normal course of business.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of June 30, 2018, we had $30.7 million in outstanding borrowings under the June 2015 Wells Fargo Revolver and $176.5 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of June 30, 2018 would be approximately $2.1 million.

As of June 30, 2018, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2018 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risk set forth below, as well as the risks contained in “Item 1A—Risk Factors” in our Fiscal 2018 10-K.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state retailers. Additionally, the Supreme Court is currently considering a case (South Dakota v. Wayfair, Inc. et al) challenging existing law that online sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. If current law is changed as a result of Wayfair, or otherwise, states or the federal government may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

Boot Barn Holdings, Inc.

Date: August 7, 2018	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2018	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer