Form 10-Q
period 2018-12-29
Boot Barn Holdings, Inc.
filed 2019-02-05
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2018

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

As of February 4, 2019, the registrant had 28,329,003 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Thirty-Nine Weeks Ended December 29, 2018

Part 1. Financial Information

Item 1.Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 29,	March 31,
	2018	2018

Assets
Current assets:
Cash and cash equivalents	$50,614	$9,016
Accounts receivable, net	8,006	4,389
Inventories	225,241	211,472
Prepaid expenses and other current assets	14,348	16,250
Total current assets	298,209	241,127
Property and equipment, net	97,206	89,208
Goodwill	195,858	193,095
Intangible assets, net	62,992	63,383
Other assets	1,381	1,128
Total assets	$655,646	$587,941
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$21,006
Accounts payable	122,655	89,958
Accrued expenses and other current liabilities	61,558	40,034
Total current liabilities	184,213	150,998
Deferred taxes	15,143	13,030
Long-term portion of notes payable, net	174,005	183,200
Capital lease obligations	6,876	7,303
Other liabilities	20,648	18,804
Total liabilities	400,885	373,335

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; December 29, 2018 - 100,000 shares authorized, 28,377 shares issued; March 31, 2018 - 100,000 shares authorized, 27,331 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	158,360	148,127
Retained earnings	96,995	66,670
Less: Common stock held in treasury, at cost, 48 and 31 shares at December 29, 2018 and March 31, 2018, respectively	(597)	(194)
Total stockholders’ equity	254,761	214,606
Total liabilities and stockholders’ equity	$655,646	$587,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017

Net sales	$254,006	$224,732	$584,099	$507,183
Cost of goods sold	168,343	152,795	396,071	352,164
Gross profit	85,663	71,937	188,028	155,019
Selling, general and administrative expenses	56,366	47,542	140,205	120,046
Income from operations	29,297	24,395	47,823	34,973
Interest expense, net	4,011	3,821	12,264	11,268
Other income, net	4	—	4	—
Income before income taxes	25,290	20,574	35,563	23,705
Income tax expense	6,260	425	5,238	1,681
Net income	$19,030	$20,149	$30,325	$22,024

Earnings per share:
Basic shares	$0.67	$0.76	$1.08	$0.83
Diluted shares	$0.66	$0.73	$1.05	$0.81
Weighted average shares outstanding:
Basic shares	28,320	26,674	28,014	26,614
Diluted shares	28,886	27,596	28,775	27,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 31, 2018	27,331	$3	$148,127	$66,670	(31)	$(194)	$214,606
Net income	—	—	—	30,325	—	—	30,325
Issuance of common stock related to stock-based compensation	1,046	—	8,026	—	—	—	8,026
Tax withholding for net share settlement	—	—	—	—	(17)	(403)	(403)
Stock-based compensation expense	—	—	2,207	—	—	—	2,207
Balance at December 29, 2018	28,377	$3	$158,360	$96,995	(48)	$(597)	$254,761

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2017	26,575	$3	$142,184	$37,791	(14)	$(69)	$179,909
Net income	—	—	—	22,024	—	—	22,024
Issuance of common stock related to stock-based compensation	178	—	653	—	(3)	—	653
Tax withholding for net share settlement	—	—	—	—	(13)	(103)	(103)
Stock-based compensation expense	—	—	1,850	—	—	—	1,850
Balance at December 30, 2017	26,753	$3	$144,687	$59,815	(30)	$(172)	$204,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 29,	December 30,
	2018	2017

Cash flows from operating activities
Net income	$30,325	$22,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,225	11,619
Stock-based compensation	2,207	1,850
Amortization of intangible assets	499	899
Amortization of debt issuance fees and debt discount	933	895
Loss on disposal of property and equipment	23	73
Damaged asset write-off	103	2,525
Insurance recovery receivable	(99)	(168)
Accretion of above market leases	(20)	(1)
Store impairment charge	455	—
Deferred taxes	2,113	(1,069)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(3,522)	(1,866)
Inventories	(7,734)	(17,912)
Inventories purchased in asset acquisitions	(4,163)	(2,752)
Prepaid expenses and other current assets	1,774	736
Other assets	(269)	(183)
Accounts payable	32,761	40,683
Accrued expenses and other current liabilities	21,410	14,416
Other liabilities	1,588	873
Net cash provided by operating activities	$91,609	$72,642
Cash flows from investing activities
Purchases of property and equipment	$(21,826)	$(18,676)
Acquisition of business, net of cash acquired	(4,424)	—
Insurance recoveries for property and equipment	4	697
Net cash used in investing activities	$(26,246)	$(17,979)
Cash flows from financing activities
Payments on line of credit - net	$(21,006)	$(33,274)
Repayments on debt and capital lease obligations	(10,382)	(10,328)
Debt issuance fees paid	—	(520)
Tax withholding payments for net share settlement	(403)	(103)
Proceeds from the exercise of stock options	8,026	653
Net cash used in financing activities	$(23,765)	$(43,572)
Net increase in cash and cash equivalents	41,598	11,091
Cash and cash equivalents, beginning of period	9,016	8,035
Cash and cash equivalents, end of period	$50,614	$19,126

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$397	$470
Cash paid for interest	$11,290	$10,192
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,178	$1,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 28,377,276 issued and 28,329,003 outstanding shares of common stock as of December 29, 2018. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 234 stores in 31 states as of December 29, 2018 and 226 stores in 31 states as of March 31, 2018. As of December 29, 2018, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended December 29, 2018 and December 30, 2017 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”) and Boot Barn International (Hong Kong) Limited. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. In the thirteen weeks ended September 29, 2018, as a result of the evolution of the Company’s operations and the information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), the Company determined it no longer operates in a single operating segment. The Company concluded its retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, the Company’s retail stores and e-commerce websites were aggregated into one reporting segment in accordance with guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). As a result of this change in the Company’s segment reporting, the Company’s operations now represent two reporting units, retail stores and e-commerce, for the purpose of its goodwill impairment analysis.

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

•

Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. The Company’s Level 3 assets include certain acquired businesses and the evaluation of store impairment.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of December 29, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that supersedes nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard allows for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. On August 8, 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year, and permitted early adoption as long as the adoption date was not before the original public entity effective date. The standard was effective for public entities for annual periods, and interim periods within that year, beginning after December 15, 2017. The Company adopted this standard effective April 1, 2018 on a modified retrospective basis. The Company’s revenues are generated from the sale of finished products to customers. Those sales contain a single delivery element and revenue for such sales is recognized when the customer obtains control. Adoption of the standard did not result in any change in the timing or amount of revenue recognized by the Company in the thirteen and thirty-nine weeks ended December 29, 2018.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $2.1 million as of December 29, 2018 and $1.9 million as of December 30, 2017. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	December 29, 2018	December 30, 2017
Beginning balance as of March 31, 2018 and April 1, 2017, respectively	$1,705	$2,060
Year-to-date provisions	4,237	3,859
Year-to-date award redemptions	(3,798)	(4,055)
Ending balance	$2,144	$1,864

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

Gift Card Program
(in thousands)	December 29, 2018	December 30, 2017
Beginning balance as of March 31, 2018 and April 1, 2017, respectively	$7,857	$7,108
Year-to-date issued	11,165	8,898
Year-to-date redemptions	(7,492)	(6,142)
Ending balance	$11,530	$9,864

As a result of the adoption of ASU No. 2014-09, the Company has provided incremental disaggregated revenue disclosures.

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Footwear	49%	50%	51%	52%
Apparel	37%	34%	34%	33%
Hats, accessories and other	14%	16%	15%	15%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Stores	82%	81%	83%	83%
E-commerce	18%	19%	17%	17%
Total	100%	100%	100%	100%

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

At June 30, 2018
(in thousands)
Assets acquired:
Inventory	$1,872
Property & equipment, net	42
Below-market lease	92
Goodwill	2,763
Total assets acquired	$4,769

Liabilities assumed:
Other liability - merchandise credits	$69
Above-market lease	276
Total liabilities assumed	345
Net Assets acquired	$4,424

4.  Intangible Assets, Net and Goodwill

Net intangible assets as of December 29, 2018 and March 31, 2018 consisted of the following:

	December 29, 2018
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$1,594	$(1,441)	$153	3.8
Below-market leases	5,011	(2,861)	2,150	11.5
Trademarks—definite lived	15	(3)	12	3.0
Total definite lived	6,620	(4,305)	2,315
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$67,297	$(4,305)	$62,992

	March 31, 2018
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$1,594	$(1,287)	$307	3.8
Below-market leases	4,918	(2,519)	2,399	11.6
Total definite lived	6,512	(3,806)	2,706
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$67,189	$(3,806)	$63,383

Amortization expense for intangible assets totaled $0.1 million for the thirteen weeks ended December 29, 2018 and $0.2 million for the thirteen weeks ended December 30, 2017, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled $0.5 million for the thirty-nine weeks ended December 29, 2018 and $0.9 million for the thirty-nine weeks ended December 30, 2017, and is included in selling, general and administrative expenses.

As of December 29, 2018, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2019	$147
2020	500
2021	332
2022	234
2023	202
Thereafter	900
Total	$2,315

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $195.9 million and $193.1 million as of December 29, 2018 and March 31, 2018, respectively. As of December 29, 2018, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances. During the thirteen weeks ended December 29, 2018, the Company recorded long-lived asset impairment charges of $0.2 million related to one of its stores. During the thirty-nine weeks ended December 29, 2018, the Company recorded long-lived asset impairment charges of $0.5 million related to three of its stores. The impairment loss on these stores was measured by taking the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of March 31, 2018	$193,095
Goodwill as a result of the Lone Star Acquisition	2,763
Balance as of December 29, 2018	$195,858

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of December 29, 2018 and March 31, 2018 was zero and $21.0 million, respectively. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 29, 2018 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 29, 2018 was 3.6%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 30, 2017 on the June 2015 Wells Fargo Revolver was $0.6 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 30, 2017 was 2.8%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 29, 2018 on the 2015 Golub Term Loan was $3.1 million and $9.3 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 29, 2018 was 6.9%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 30, 2017 on the 2015 Golub Term Loan was $2.8 million and $8.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 30, 2017 was 5.8%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the

Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 29, 2018, the fair value of these embedded derivatives was not significant. As of December 29, 2018, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.0 million were incurred under the June 2015 Wells Fargo Revolver and 2017 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.4 million and $0.5 million as of December 29, 2018 and March 31, 2018, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $6.0 million were incurred under the 2015 Golub Term Loan and 2017 Golub Amendment and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $2.5 million and $3.3 million as of December 29, 2018 and March 31, 2018, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	December 29,	March 31,
(in thousands)	2018	2018
Term Loan	$176,500	$186,500
Unamortized value of the debt issuance costs and debt discount	(2,495)	(3,300)
Net carrying value	$174,005	$183,200

Total amortization expense of $0.3 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in both the thirteen weeks ended December 29, 2018 and December 30, 2017.

Total amortization expense of $0.9 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in both the thirty-nine weeks ended December 29, 2018 and December 30, 2017.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of December 29, 2018 are as follows:

Fiscal Year	(in thousands)
2019	$—
2020	—
2021	—
2022	176,500
2023	—
Total	$176,500

6.  Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of December 29, 2018, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of December 29, 2018, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors.

Non-Qualified Stock Options

During the thirteen weeks ended December 29, 2018, the Company did not grant options to purchase shares under the 2014 Plan.

During the thirty-nine weeks ended December 29, 2018, the Company granted certain members of management options to purchase a total of 264,691 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirty-nine weeks ended December 29, 2018 was $2.4 million, with grant date fair values ranging from $8.90 to $11.11 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise prices of these awards range between $23.92 and $29.73 per share.

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

The fair values of stock options granted during the thirty-nine weeks ended December 29, 2018 and December 30, 2017 were estimated on the grant dates using the following assumptions:

	Thirty-Nine Weeks Ended
	December 29,				December 30,
	2018				2017
Expected option term(1)			5.3	years			5.5	years
Expected volatility factor(2)	36.1%	-	36.5%		34.0%	-	34.6%
Risk-free interest rate(3)			2.8%				1.8%
Expected annual dividend yield			0%				0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
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

The following table summarizes the stock award activity for the thirty-nine weeks ended December 29, 2018:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 31, 2018	2,075,085	$10.40
Granted	264,691	$24.15
Exercised	(989,806)	$8.11		$16,421
Cancelled, forfeited or expired	(20,103)	$11.63
Outstanding at December 29, 2018	1,329,867	$14.82	5.7	$6,814
Vested and expected to vest after December 29, 2018	1,329,867	$14.82	5.7	$6,814
Exercisable at December 29, 2018	352,758	$16.36	4.2	$1,355

A summary of the status of non-vested stock options as of December 29, 2018 including changes during the thirty-nine weeks ended December 29, 2018 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 31, 2018	980,931	$4.08
Granted	264,691	$8.99
Vested	(251,001)	$4.50
Nonvested shares forfeited	(17,512)	$3.79
Nonvested at December 29, 2018	977,109	$5.31

Restricted Stock

During the thirteen weeks ended December 29, 2018, the Company did not grant any restricted stock units. During the thirty-nine weeks ended December 29, 2018, the Company granted 80,966 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirty-nine weeks ended December 29, 2018 totaled $2.0 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $0.8 million and $0.6 million for the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively. Stock-based compensation expense was $2.2 million and $1.9 million for the thirty-nine weeks ended December 29, 2018 and December 30, 2017, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for both the thirteen weeks ended December 29, 2018 and December 30, 2017. Stock-based compensation expense of $0.3 million was recorded in cost of goods sold in the condensed consolidated statements of operations for both the thirty-nine weeks ended December 29, 2018 and December 30, 2017. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of December 29, 2018, there was $4.0 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.99 years. As of December 29, 2018, there was $2.8 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 2.95 years.

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

8.  Capital Leases and Financing Transactions

As of December 29, 2018, the Company had non-cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of December 29, 2018 totals $0.6 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. On July 30, 2007, Sheplers sold these properties to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back these properties. Sheplers maintained continuing involvement in these properties such that this sale did not qualify for sale-leaseback accounting treatment. This transaction is recorded as a financing transaction with the assets and related financing obligation recorded on the balance sheet. The lease expires in fiscal 2028 and includes renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of December 29, 2018 totals $6.8 million.

The total liability under capital lease and financing transactions as of December 29, 2018 is $7.4 million and is included as capital lease obligations in the condensed consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The interest rates range from 6.1% to 10.9%.

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	December 29,	March 31,
(in thousands)	2018	2018
Buildings	$7,588	$7,588
Land	2,530	2,530
Site improvements	410	410
Equipment	63	63
Property and equipment, gross	10,591	10,591
Less: accumulated depreciation	(2,491)	(1,980)
Property and equipment, net	$8,100	$8,611

As of December 29, 2018, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)
2019	$327
2020	1,309
2021	1,334
2022	1,359
2023	1,307
Thereafter	5,562
Total	11,198
Less: Imputed interest	(3,757)
Present value of capital leases and financing transaction	7,441
Less: Current capital leases and financing transaction	(565)
Noncurrent capital leases and financing transaction	$6,876

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

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was signed into law by the President of the United States. The Act includes various changes to previously existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective beginning January 1, 2018. As a result of this rate change, the Company was required to revalue its deferred tax assets and liabilities as of December 22, 2017 to account for the future impact of the lower federal corporate income tax rate. As a result of the Act, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows for a measurement period up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. We have completed our assessment of the final impact of the guidance within the one-year time frame provided by SAB 118, and have not made any adjustments to the provision during the thirteen weeks or thirty-nine weeks ended December 29, 2018.

The income tax rate was 24.8% and 2.1% for the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively, and 14.7% and 7.1% for the thirty-nine weeks ended December 29, 2018 and December 30, 2017, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended December 29, 2018 are higher than the comparable periods in fiscal 2018 due primarily to a tax benefit recorded in the prior-year periods for the revaluation of deferred tax assets and liabilities related to tax reform. The higher effective tax rate for the thirty-nine weeks ended December 29, 2018 was partially offset by a tax benefit associated with stock option exercises and the vesting of restricted stock. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is primarily required for certain state net operating losses and credits it expects to expire unused. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 29, 2018 and March 31, 2018, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At December 29, 2018, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10.  Related Party Transactions

During the thirteen and thirty-nine weeks ended December 29, 2018 and December 30, 2017, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market that as of December 29, 2018 is 13.0% owned by certain funds managed by Freeman Spogli & Co. During the thirteen and thirty-nine weeks ended December 30, 2017, Freeman Spogli & Co. was the Company’s majority stockholder. Freeman Spogli & Co. sold all of its shares of the Company’s common stock in two secondary public offerings, one of which was completed on January 22, 2018 and the other of which was completed on May 22, 2018. As of December 29, 2018, certain Company directors were employees of Freeman Spogli & Co. In addition, certain Company directors are also directors and/or executive officers of Floor & Decor Holdings, Inc. These capital expenditures amounted to $0.1 million and $0.2 million in the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively. These capital expenditures amounted to $0.4 million and $0.3 million in the thirty-nine weeks ended December 29, 2018 and December 30, 2017, respectively. These capital expenditures were recorded as property and equipment, net on the condensed consolidated balance sheet.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and thirty-nine weeks ended December 29, 2018 and December 30, 2017 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income	$19,030	$20,149	$30,325	$22,024

Weighted average basic shares outstanding	28,320	26,674	28,014	26,614
Dilutive effect of options and restricted stock	566	922	761	532
Weighted average diluted shares outstanding	28,886	27,596	28,775	27,146

Basic earnings per share	$0.67	$0.76	$1.08	$0.83
Diluted earnings per share	$0.66	$0.73	$1.05	$0.81

Options to purchase 462,024 shares and 490,182 shares of common stock were outstanding during the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase 462,024 shares and 706,354 shares of common stock were outstanding during the thirty-nine weeks ended December 29, 2018 and December 30, 2017, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of December 29, 2018, we operated 234 stores in 31 states, as well as three e-commerce sites, consisting of www.bootbarn.com, www.sheplers.com and www.countryoutfitter.com. We also operate three additional sites, consisting of www.idyllwind.com, www.wonderweststyle.com and www.shyanne.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, and selling, general and administrative expenses, as well as the non-GAAP financial measures, earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA adjusted to exclude certain items (“Adjusted EBITDA”), and earnings before interest and taxes, adjusted to exclude certain items (“Adjusted EBIT”). See “—EBITDA, Adjusted EBITDA and Adjusted EBIT” below for more information in “—Results of Operations” and for a reconciliation of these measures to net income.

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

•

stores that are closed (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes) temporarily and relocated within their respective trade areas are included in same store sales;

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

If the criteria described with respect to acquired stores above are met, then all net sales of such acquired store, excluding those net sales before our acquisition of that store, are included for the period presented. However, when an acquired store is included for the period presented, the net sales of such acquired store for periods before its acquisition are included (to the extent relevant) for purposes of calculating “same store sales growth” and illustrating the comparison between the applicable periods. Pre-acquisition net sales numbers are derived from the books and records of the acquired company, as prepared prior to the acquisition, and have not been independently verified by us. Beginning on their respective dates of acquisition, sales from the acquired Wood’s Boots stores, Lone Star stores and Drysdales stores have been included in same store sales.

In addition to retail store sales, same store sales also includes e-commerce sales, e-commerce shipping and handling revenue and actual retail store or e-commerce sales returns. Sales as a result of an e-commerce asset acquisition, such as Country Outfitter, are excluded from same store sales until the 13th full fiscal month subsequent to the Company’s acquisition of such assets.

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

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important non-GAAP financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss on disposal of assets from store closures, store impairment charges and secondary offering costs. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Results of Operations” below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
(dollars in thousands)	2018	2017	2018	2017
Condensed Consolidated Statements of Operations Data:
Net sales	$254,006	$224,732	$584,099	$507,183
Cost of goods sold	168,343	152,795	396,071	352,164
Gross profit	85,663	71,937	188,028	155,019
Selling, general and administrative expenses	56,366	47,542	140,205	120,046
Income from operations	29,297	24,395	47,823	34,973
Interest expense, net	4,011	3,821	12,264	11,268
Other income, net	4	—	4	—
Income before income taxes	25,290	20,574	35,563	23,705
Income tax expense	6,260	425	5,238	1,681
Net income	$19,030	$20,149	$30,325	$22,024

Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.3%	68.0%	67.8%	69.4%
Gross profit	33.7%	32.0%	32.2%	30.6%
Selling, general and administrative expenses	22.2%	21.2%	24.0%	23.7%
Income from operations	11.5%	10.9%	8.2%	6.9%
Interest expense, net	1.6%	1.7%	2.1%	2.2%
Other income, net	—%	—%	—%	—%
Income before income taxes	10.0%	9.2%	6.1%	4.7%
Income tax expense	2.5%	0.2%	0.9%	0.3%
Net income	7.5%	9.0%	5.2%	4.3%

(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
(in thousands)	2018	2017	2018	2017
EBITDA Reconciliation:
Net income	$19,030	$20,149	$30,325	$22,024
Income tax expense	6,260	425	5,238	1,681
Interest expense, net	4,011	3,821	12,264	11,268
Depreciation and intangible asset amortization	4,720	4,263	13,724	12,518
EBITDA	34,021	28,658	61,551	47,491
Non-cash stock-based compensation(a)	791	597	2,207	1,850
Non-cash accrual for future award redemptions(b)	526	47	640	(110)
Loss/(gain) on disposal of assets(c)	(4)	12	23	73
Store impairment charge(d)	150	—	455	—
Secondary offering costs(e)	—	—	176	—
Adjusted EBITDA	$35,484	$29,314	$65,052	$49,304
Depreciation and intangible asset amortization	(4,720)	(4,263)	(13,724)	(12,518)
Adjusted EBIT	$30,764	$25,051	$51,328	$36,786

(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents loss/(gain) on disposal of assets from store closures.
(d)	Represents store impairment charges recorded in order to reduce the carrying amount of the assets to their estimated fair value.
(e)	Represents professional fees and expenses incurred in connection with the May 2018 secondary offering.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Selected Store Data:
Same Store Sales growth	9.2%	5.2%	10.4%	3.1%
Stores operating at end of period	234	226	234	226
Total retail store square footage, end of period (in thousands)	2,698	2,578	2,698	2,578
Average store square footage, end of period	11,531	11,407	11,531	11,407
Average net sales per store (in thousands)	$862	$788	$2,031	$1,827

Thirteen Weeks Ended December 29, 2018 Compared to Thirteen Weeks Ended December 30, 2017

Net sales. Net sales increased $29.3 million, or 13.0%, to $254.0 million for the thirteen weeks ended December 29, 2018 from $224.7 million for the thirteen weeks ended December 30, 2017. The increase in net sales was the result of an increase of 9.2% in same store sales during the thirteen weeks ended December 29, 2018, the sales contribution from acquired stores and sales from new stores added over the past twelve months.

Gross profit. Gross profit increased $13.7 million, or 19.1%, to $85.7 million for the thirteen weeks ended December 29, 2018 from $71.9 million for the thirteen weeks ended December 30, 2017. As a percentage of net sales, gross profit was 33.7% and 32.0% for the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively. Gross profit increased primarily due to increased sales and an increase in merchandise margin rate. As a percentage of net sales, consolidated gross profit primarily increased as a result of a 120 basis point increase in merchandise margin rate and a 50 basis point decrease in buying and occupancy costs. The higher merchandise margin was driven by more full-price selling and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $8.8 million, or 18.6%, to $56.4 million for the thirteen weeks ended December 29, 2018 from $47.5 million for the thirteen weeks ended December 30, 2017. As a percentage of net sales, SG&A was 22.2% and 21.2% for the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively. The increase in SG&A expenses was primarily a result of additional costs to support higher sales and expenses for both new and acquired stores. As a percentage of net sales, SG&A increased primarily as a result of higher incentive compensation in the thirteen weeks ended December 29, 2018 and a gain from insurance claims in the thirteen weeks ended December 30, 2017 that did not occur in the thirteen weeks ended December 29, 2018.

Income from operations. Income from operations increased $4.9 million, or 20.1%, to $29.3 million for the thirteen weeks ended December 29, 2018 from $24.4 million for the thirteen weeks ended December 30, 2017. As a percentage of net sales, income from operations was 11.5% and 10.9% for the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively. The increase in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, was $4.0 million and $3.8 million for the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively. The increase in interest expense, net was primarily the result of higher interest rates associated with the debt as compared to the thirteen weeks ended December 30, 2017, partially offset by a lower debt balance in the current-year period.

Income tax expense. Income tax expense was $6.3 million and $0.4 million for the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively. Our effective tax rate was 24.8% and 2.1% for the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively. The effective tax rate for the thirteen weeks ended December 29, 2018 is higher than the comparable period in fiscal 2018 due primarily to a $6.8 million tax benefit recorded in the prior-year period for the revaluation of deferred tax assets and liabilities related to tax reform.

Net income. Net income decreased $1.1 million to $19.0 million for the thirteen weeks ended December 29, 2018, from $20.1 million for the thirteen weeks ended December 30, 2017. The decrease in net income was primarily attributable to a decrease in income tax expense in the prior-year period as a result of a $6.8 million tax benefit from the revaluation of deferred tax assets and liabilities. The increase in income tax expense year-over-year offset the increase in income from operations year-over-year.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $6.2 million, or 21.0%, to $35.5 million for the thirteen weeks ended December 29, 2018 from $29.3 million for the thirteen weeks ended December 30, 2017. Adjusted EBIT increased $5.7 million, or 22.8%, to $30.8 million for the thirteen weeks ended December 29, 2018 from $25.1 million for the thirteen weeks ended December 30, 2017. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

Thirty-Nine Weeks Ended December 29, 2018 Compared to Thirty-Nine Weeks Ended December 30, 2017

Net sales. Net sales increased $76.9 million, or 15.2%, to $584.1 million for the thirty-nine weeks ended December 29, 2018 from $507.2 million for the thirty-nine weeks ended December 30, 2017. The increase in net sales was the result of an increase of 10.4% in same store sales during the thirty-nine weeks ended December 29, 2018, the sales contribution from acquired stores and sales from new stores added over the past twelve months.

Gross profit. Gross profit increased $33.0 million, or 21.3%, to $188.0 million for the thirty-nine weeks ended December 29, 2018 from $155.0 million for the thirty-nine weeks ended December 30, 2017. As a percentage of net sales, gross profit was 32.2% and 30.6% for the thirty-nine weeks ended December 29, 2018 and December 30, 2017, respectively. Gross profit increased primarily due to increased sales and an increase in merchandise margin rate. As a percentage of net sales, consolidated gross profit primarily increased as a result of a 100 basis point increase in merchandise margin rate and a 60 basis point decrease in buying and occupancy costs. The higher merchandise margin was driven by more full-price selling and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $20.2 million, or 16.8%, to $140.2 million for the thirty-nine weeks ended December 29, 2018 from $120.0 million for the thirty-nine weeks ended December 30, 2017. As a percentage of net sales, SG&A was 24.0% and 23.7% for the thirty-nine weeks ended December 29, 2018 and December 30, 2017, respectively. The increase in SG&A expenses was primarily a result of additional costs to support higher sales and expenses for both new and acquired stores. As a percentage of net sales, SG&A increased primarily as a result of higher incentive compensation in the thirty-nine weeks ended December 29, 2018 and a gain from insurance claims in the thirty-nine weeks ended December 30, 2017 that did not occur in the thirty-nine weeks ended December 29, 2018.

Income from operations. Income from operations increased $12.9 million, or 36.7%, to $47.8 million for the thirty-nine weeks ended December 29, 2018 from $35.0 million for the thirty-nine weeks ended December 30, 2017. As a percentage of net sales, income from operations was 8.2% and 6.9% for the thirty-nine weeks ended December 29, 2018 and December 30, 2017, respectively. The increase in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, was $12.3 million and $11.3 million for the thirty-nine weeks ended December 29, 2018 and December 30, 2017, respectively. The increase in interest expense, net was primarily the result of higher interest rates associated with the debt as compared to the thirty-nine weeks ended December 30, 2017, partially offset by a lower debt balance in the current-year period.

Income tax expense. Income tax expense was $5.2 million for the thirty-nine weeks ended December 29, 2018 compared to income tax expense of $1.7 million for the thirty-nine weeks ended December 30, 2017. Our effective tax rate was 14.7% and 7.1% for the thirty-nine weeks ended December 29, 2018 and December 30, 2017, respectively. The effective tax rate for the thirty-nine weeks ended December 29, 2018 is higher than the comparable period in fiscal 2018 due primarily to a $6.8 million tax benefit recorded in the prior-year period for the revaluation of deferred tax assets and liabilities related to tax reform, partially offset by a tax benefit associated with stock option exercises and the vesting of restricted stock in the thirty-nine weeks ended December 29, 2018.

Net income. Net income increased $8.3 million to $30.3 million for the thirty-nine weeks ended December 29, 2018, from $22.0 million for the thirty-nine weeks ended December 30, 2017. The increase in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $15.7 million, or 31.9%, to $65.1 million for the thirty-nine weeks ended December 29, 2018 from $49.3 million for the thirty-nine weeks ended December 30, 2017. Adjusted EBIT increased $14.5 million, or 39.5%, to $51.3 million for the thirty-nine weeks ended December 29, 2018 from $36.8 million for the thirty-nine weeks ended December 30, 2017. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2019 will be between $24.0 million to $26.0 million (including the capital expenditures made during the thirty-nine weeks ended December 29, 2018), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of December 29, 2018 and March 31, 2018 was zero and $21.0 million, respectively. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 29, 2018 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 29, 2018 was 3.6%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 30, 2017 on the June 2015 Wells Fargo Revolver was $0.6 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 30, 2017 was 2.8%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan will be payable in quarterly installments ending on the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 29, 2018 on the 2015 Golub Term Loan was $3.1 million and $9.3 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 29, 2018 was 6.9%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 30, 2017 on the 2015 Golub Term Loan was $2.8 million and $8.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 30, 2017 was 5.8%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default.  In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changes the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of December 29, 2018, the fair value of these embedded derivatives was estimated and was not significant.

As of December 29, 2018, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $50.6 million as of December 29, 2018 compared to $9.0 million as of March 31, 2018.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
	December 29,	December 30,
(in thousands)	2018	2017
Net cash provided by/(used in):
Operating activities	$91,609	$72,642
Investing activities	(26,246)	(17,979)
Financing activities	(23,765)	(43,572)
Net increase in cash	$41,598	$11,091

Operating Activities

Net cash provided by operating activities was $91.6 million for the thirty-nine weeks ended December 29, 2018. The significant components of cash flows provided by operating activities were net income of $30.3 million, the add-back of non-cash depreciation and amortization expense of $13.7 million, stock-based compensation expense of $2.2 million, and amortization of debt issuance fees and debt discount of $0.9 million. Accounts payable and accrued expenses and other current liabilities increased by $54.2 million due to the timing of payments. Inventory increased by $11.9 million due to the growth of the company and the purchase of Drysdales’ inventory.

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

Investing Activities

Net cash used in investing activities was $26.2 million for the thirty-nine weeks ended December 29, 2018, which was primarily attributable to $21.8 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities and $4.4 million for the acquisition of Lone Star.

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

Financing Activities

Net cash used in financing activities was $23.8 million for the thirty-nine weeks ended December 29, 2018. We reduced our line of credit borrowings by $21.0 million and repaid $10.4 million on our debt and capital lease obligations during the period. We also received $8.0 million from the exercise of stock options.

Net cash used in financing activities was $43.6 million for the thirty-nine weeks ended December 30, 2017. We reduced our line of credit borrowings by $33.3 million and repaid $10.3 million on our debt and capital lease obligations during the period. We also received $0.7 million from the exercise of stock options.

Contractual Obligations

During the thirteen and thirty-nine weeks ended December 29, 2018, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2018 10-K, other than those which occur in the normal course of business.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of December 29, 2018, we had no outstanding borrowings under the June 2015 Wells Fargo Revolver and $176.5 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of December 29, 2018 would be approximately $1.8 million.

As of December 29, 2018, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2018 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 29, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 29, 2018, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our products and adversely affect our operating results.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boot Barn Holdings, Inc.

Date: February 5, 2019	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2019	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer