Form 10-K
period 2019-03-30
Boot Barn Holdings, Inc.
filed 2019-05-24
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001‑36711

BOOT BARN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90‑0776290 (I.R.S. Employer Identification No.)

15345 Barranca Pkwy

Irvine, CA 92618

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 453-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	BOOT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $802.8 million. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 22, 2019 was 28,356,159.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2019 fiscal year, are incorporated by reference into Part III of this Form 10‑K.

Forward‑Looking Statements

This annual report contains forward‑looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward‑looking statements refer to our current expectations and projections relating to, by way of example and without limitation, our financial condition, liquidity, profitability, results of operations, margins, plans, objectives, strategies, future performance, business and industry. You can identify forward‑looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “could”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events, but not all forward‑looking statements contain these identifying words. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward‑looking statements. We believe the risks attending any forward‑looking statements include, but are not limited to, those described under “Risk Factors” and include, among other things:

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

Fiscal Year

We operate on a fiscal calendar that results in a 52‑ or 53‑week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52‑week fiscal year, each quarter includes thirteen weeks of operations; in a 53‑week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2019, fiscal 2018, and fiscal 2017, which represent our fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017, respectively. Fiscal 2019 was a 52-week period, fiscal 2018 was a 52-week period and fiscal 2017 was a 53-week period.

PART I

Item 1.  Business.

Our Company

We are the largest lifestyle retail chain devoted to western and work‑related footwear, apparel and accessories in the United States. With 240 stores in 33 states as of March 30, 2019, we have approximately three times as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to double our domestic store base. Our stores, which are typically freestanding or located in strip centers, average 10,600 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high‑quality footwear and apparel. We strive to offer an authentic, one‑stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our motto, “Be True”, which communicates the genuine and enduring spirit of the Boot Barn brand.

Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends. Accordingly, approximately 70% of our store inventory is kept in stock through automated replenishment programs. The vast majority of our merchandise in stores, on bootbarn.com and countryoutfitter.com is sold at full price and is not subject to typical inventory markdowns. Sheplers E-commerce, defined below, is more promotional and offers a greater assortment of products at discounted prices. Our boot selection, which comprises approximately one‑third of each store’s selling square footage space, is merchandised on self‑service fixtures with western boots arranged by size and work boots arranged by style and function. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market‑leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western‑style jewelry and accessories. Our western assortment includes many of the industry’s most sought‑after brands, such as Ariat,  Dan Post,  Justin,  Lucchese,  Miss Me,  Montana Silversmiths,  Stetson, Resistol and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety‑toe boots and flame‑resistant and high‑visibility clothing. Among the top work brands sold in our stores are Carhartt,  Georgia Boot,  Timberland Pro and Wolverine. Our merchandise is also available on our e‑commerce websites.

Boot Barn was founded in 1978 and, over the past 41 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

Recent Acquisitions

Sheplers Acquisition

On June 29, 2015, we acquired Sheplers, Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc. “Sheplers”), a western lifestyle company with 25 retail locations across the United States and an e-commerce business. We refer to the acquisition as the “Sheplers Acquisition”. We financed the Sheplers Acquisition with borrowings under a senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (the “June 2015 Wells Fargo Revolver”), and a syndicated senior secured term loan for which GCI Capital Markets LLC is agent (the “2015 Golub Term Loan”). Through the Sheplers Acquisition, we added eight new markets, expanded both our Texas (Dallas and San Antonio) and Denver markets, and greatly increased our omni-channel capabilities as Sheplers had a leading e-commerce platform (“Sheplers E-commerce”). We rebranded 19 of the 25 retail stores acquired through the Sheplers Acquisition, and closed the remaining six stores during fiscal 2016.

Country Outfitter Asset Acquisition

On February 16, 2017, we acquired all rights and interest in the www.countryoutfitter.com website and tradename, along with the associated social media platforms. We additionally purchased a customer email list and assumed Country Outfitter’s merchandise credits. The Country Outfitter e-commerce website sells primarily country and western fashion merchandise. The Country Outfitter assets were purchased for $1.8 million of cash and assumed liabilities. The Company operates www.countryoutfitter.com as a website separate from its other e-commerce sites.

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

Strong e-commerce positioning.  We offer a compelling shopping experience to our customers, including 240 brick-and-mortar stores combined with our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Bootbarn.com offers a compelling every-day low price shopping experience catered towards a lifestyle customer with western roots and a strong work influence. Sheplers.com offers a broad value proposition assortment targeted to a more promotional customer. Countryoutfitter.com has a curated assortment appealing to a more fashion-based country lifestyle customer. Each of our e-commerce sites has distinct brand positioning and provides a differentiated shopping experience to our customers.

Fast growing specialty retailer of western and work wear in the U.S.  Our broad geographic footprint, which currently spans 33 states, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Loyal customer base.  Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. Our customer loyalty program, B Rewarded, enhances our connection and relationship with our customers. Our loyalty program has grown rapidly since its inception in fiscal 2011 and as of March 30, 2019 includes approximately 4.0 million members who have purchased merchandise from us in the last three fiscal years. The majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our stores and e-commerce websites, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

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

Compelling merchandise assortment and strategy.  We believe we offer a diverse merchandise assortment that features the most sought‑after western and work wear brands, well‑regarded niche brands and exclusive private brands across a range of merchandise categories including boots, apparel and accessories. We have a core assortment of styles that serves as a foundation for our merchandising strategy and we augment and tailor that assortment by region to cater to local preferences. In fiscal 2019, the vast majority of our merchandise sales in stores, on bootbarn.com and countryoutfitter.com were at full price, which we believe demonstrates the strength of our brand and the less discretionary nature of our product offering. Sheplers E-commerce is more promotional and offers a greater assortment of products at discounted prices.

Portfolio of exclusive private brands.  We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of private brands exclusive to us, including Shyanne,  Cody James,  Moonshine Spirit by Brad Paisley, Idyllwind Fueled by Miranda Lambert, Hawx, Cody James Work, American Worker, El Dorado and BB Ranch. Our private brands are currently available in stores, on bootbarn.com, sheplers.com and countryoutfitter.com and offer high‑quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our private brands, which address product and price segments that we believe are underserved by third‑party brands, offers exclusive products to our customers and achieves better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our private brands have been strong, demonstrated by the increasing penetration of private brands and sales momentum across our store base and e-commerce websites.

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

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Continuing omni-channel leadership.  Our growing national footprint, social media following and broader marketing efforts drive traffic to our stores and e‑commerce websites. We operate our e-commerce websites as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e‑commerce websites, which reached over 62 million total visits in fiscal 2019 compared to over 56 million total visits in fiscal 2018, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access millions of additional boots, apparel and other items from our e-commerce warehouse inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. We further continue to make investments in our e-commerce infrastructure, including adding automation to our warehouses to support expanding e-commerce growth. Our e-commerce sales as a portion of total consolidated net sales were 16.9% and 17.3% in fiscal 2019 and fiscal 2018, respectively.

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

Building our private brand portfolio.  We believe we can achieve gross margin enhancement by increasing the penetration of our private brand sales. As of March 30, 2019, our private brands include Shyanne,  Cody James,  Moonshine Spirit by Brad Paisley, Idyllwind Fueled by Miranda Lambert, Hawx, Cody James Work, American Worker, El Dorado and BB Ranch, and are sold in our stores and on our e-commerce websites. Each of our private brands, which address product and price segments that we believe are underserved by third‑party brands, offers exclusive products to our customers and achieves better merchandise margins than the third-party brands that we carry.

Expanding our store base.  Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2019, we opened 12 stores, acquired and rebranded three Lone Star stores and acquired two Drysdales stores. We typically rebrand acquired stores within twelve months from the date of acquisition. Based on an extensive analysis, we believe that we have the potential to double our domestic store base of 240 stores as of March 30, 2019. We currently plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made investments in personnel, information technology, warehouse infrastructure and e‑commerce platforms to support the expansion of our operations.

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

Our Sales Channels

During fiscal 2019, we continued to enhance our omni-channel capabilities. Our current omni-channel presence consists of both brick-and-mortar stores as well as an e-commerce platform, consisting primarily of www.bootbarn.com,  www.sheplers.com and www.countryoutfitter.com.

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

Our stores are generally located in or near high visibility, power and large neighborhood shopping centers with trade areas of five or more miles. Our stores average 10,600 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our stores are designed and managed to drive profitability and, we believe, create a compelling customer shopping experience.

During fiscal 2019, we opened 12 stores and acquired three Lone Star stores and two Drysdales stores. As of March 30, 2019, our retail footprint included 240 stores in the U.S. Two of our stores are operated under the “American Worker” name. Our American Worker stores primarily feature work‑related footwear, apparel and accessories. We do not currently intend to open additional American Worker stores.

The following table shows the number of stores in each of the 33 states in which we operated as of March 30, 2019:

Number of
State	stores
Alabama	2
Arizona	14
California	47
Colorado	13
Florida	8
Georgia	2
Idaho	3
Illinois	1
Indiana	2
Iowa	4
Kansas	4
Kentucky	3
Louisiana	6
Minnesota	2
Mississippi	1
Missouri	2
Montana	4
Nebraska	2
Nevada	10
New Mexico	7
North Carolina	4
North Dakota	6
Oklahoma	5
Oregon	3
South Carolina	3
South Dakota	3
Tennessee	9
Texas	54
Utah	2
Virginia	1
Washington	3
Wisconsin	1
Wyoming	9
Total	240

E-commerce

Our e‑commerce websites are a natural extension of our brand and in‑store experience, allowing us to further build awareness in our current markets and reach customers not served by our current geographic footprint. During fiscal 2019, we had over 62 million total visits to our websites and we sold merchandise to customers in all 50 states. Approximately 4.5% of our total e‑commerce revenue for fiscal 2019 was generated from customers outside of the United States. Such foreign‑source revenue constituted approximately 0.8% of our overall net sales in fiscal 2019.

Our growing national footprint and broader marketing efforts drive traffic to our bootbarn.com website, which in turn also drives traffic to our stores. We believe that many customers, especially those shopping for boots, browse online at bootbarn.com and then visit our stores to make their purchases to ensure a proper fit. As a multi‑channel retailer, we are implementing technology initiatives that integrate in‑store and e‑commerce platforms into one seamless customer experience. As an example, last year we implemented in-store touch-screen devices to expand the product offering available to our in-store customers, including additional styles, colors and sizes not carried in the store. In fiscal 2019, we continued to enhance customer service with our buy online, pick up in-store function.

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

Store expansion opportunities and site selection

We have substantial experience in opening stores in new and existing geographic markets. During the last three fiscal years, we have successfully added, on a net basis, 32 new stores through a combination of organic growth and strategic acquisitions. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co‑tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high‑traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high‑density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

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

Our products

During fiscal 2019, our products contributed to overall sales in the following manner:

•	Gender: Men’s merchandise accounted for approximately 65% of our sales with the balance being ladies, kids and unisex merchandise.
•	Styling: Western styles comprised approximately 70% of our sales, with work‑related and other styles making up the balance.
•	Product category: Boots accounted for just over half of our sales, with apparel comprising an additional 34% and the balance consisting of hats, gifts, accessories and home merchandise.

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

Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high‑quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, Moonshine Spirit By Brad Paisley, that reflect his lifestyle and personality. In fiscal 2018 we entered into a new partnership with country music artist Miranda Lambert, to develop a lifestyle brand, Idyllwind, inspired by her music and creative talents, which includes boots, apparel and accessories. In fiscal 2019 we developed two additional exclusive brands, Hawx and Cody James Work. These brands offer high quality work wear and work boots to our customer. We develop private brand merchandise for our home and gift category under the name BB Ranch. We created these brands to address segments that we believe are underserved by third‑party brands. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third‑party brands both in our stores and on our e-commerce websites. In fiscal 2019, sales from our private brand products accounted for approximately 16.2% of our consolidated sales including our stores and e-commerce websites. These private brands differentiate us from our competitors and produce higher incremental merchandise margins than the third‑party brands that we carry.

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

Direct mail—We conduct several direct mail campaigns, and during fiscal 2019, we sent out approximately 5.1 million mailers, ranging in size from postcards to catalogs of approximately 50 pages.

E‑mail—We e‑mail our e‑commerce customers and members of our B Rewarded loyalty program as part of our cross‑channel effort to drive traffic to our stores and websites. We sent over 1.0 billion e‑mails in fiscal 2019.

Social media—We also have a marketing strategy that has produced a fast‑growing social media presence, as evidenced by our strong following on Facebook, Instagram, Snapchat and Twitter. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each.

Event sponsorship—We typically sponsor community‑based western events each year within the regional footprint of our store locations. Houston Livestock Show and Rodeo, a well-known 20-day celebration of western heritage, is one of our most prominent sponsorships and attracts more than two million visitors to Houston, Texas, where we operate eighteen stores in the area. We also sponsor the San Antonio Stock Show and Rodeo, an 18-day event with more than two million attendees. Other prominent sponsorships include Cheyenne Frontier Days, the largest outdoor rodeo in the U.S., the Professional Rodeo Cowboys Association and related National Finals Rodeo in Las Vegas, Nevada, Professional Bull Riders and the National High School Rodeo Association, which supports rodeos for competitors in high school and junior high school. At more prominent events, we often set up pop-up shops as large as 9,000 square feet, which allow participants to purchase our merchandise.

Distribution

Our suppliers ship most of our in‑store merchandise directly to our stores and a portion of our e‑commerce merchandise to our e‑commerce customers. The remaining units are either shipped from our distribution center located in Fontana, California, or from the distribution center in Wichita, Kansas, that we acquired as a result of the Sheplers Acquisition. Our distribution center in California distributes our private brand and volume discount purchases to our stores, and supplies inventory for sponsored events and new store openings. Our Wichita, Kansas distribution center fulfills our e-commerce orders. In accordance with our automated replenishment programs, third‑party suppliers typically deliver merchandise to our stores daily, ensuring in‑stock merchandise availability and a steady flow of new inventory for our customers.

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

We have also invested in an information technology platform for our e-commerce websites. At the end of fiscal 2017, we upgraded our e-commerce platform. This upgrade of our e-commerce platform acts as the foundation for all of our digital store fronts.

Intellectual property

We regard our trademarks as having value and as being important to our marketing efforts. We have registered our trademarks in the U.S., including our brand name “Boot Barn” and our private label brands. We also have a registered trademark for the “Sheplers” and “Country Outfitter” brand names. We have sought foreign trademark protection by registering the Boot Barn trademark in Hong Kong. We also own the domain name for our primary e-commerce websites, www.bootbarn.com,  www.sheplers.com and www.countryoutfitter.com. Our policy is to pursue registration of our trademarks and to rigorously defend their infringement by third parties.

Our employees

As of March 30, 2019, we employed approximately 1,300 full‑time and 2,700 part‑time employees, of which approximately 600 were employed at our Store Support Center and distribution center and approximately 3,400 were employed at our stores. The number of employees, especially part‑time employees, fluctuates depending upon our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We have never experienced a strike or significant work stoppage.

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

Many of the mass merchants and online retailers that sell some western or work wear products have greater financial, marketing and other resources than we currently do, and in the case of online retailers, lower overhead and overall cost structure. Therefore, these competitors may be able to devote greater resources to the marketing and sale of these products, generate national brand recognition or adopt more aggressive pricing policies than we can, which would put us at a competitive disadvantage if they decide to expand their offerings of these product lines. Moreover, we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors may seek to emulate facets of our business strategy, including our in-store experience, which could result in a reduction of some competitive advantages or special appeal that we might possess. In addition, most of our suppliers sell products to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of the in-store and e-commerce product offerings that we believe are important in differentiating our stores, our e-commerce offerings and our customers’ shopping experience. If our competitors were to duplicate or improve on some or all of our in-store experience, or our in-store and e-commerce product offerings, our competitive position and our business could suffer.

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions.

The majority of our private brand products are manufactured in foreign countries, including Mexico and China. In addition, we purchase most of our third-party branded merchandise from domestic suppliers that have a large portion of their merchandise made in foreign countries. The countries, specifically Mexico and China, in which our merchandise currently is manufactured or may be manufactured in the future could become subject to trade restrictions imposed by the U.S., including increased tariffs or quotas, embargoes and customs restrictions, which could increase the cost or reduce the supply of products available to us and have a material adverse effect on our business, financial condition and results of operations. Recently, uncertainty has increased regarding tax and trade policies, border adjustments, tariffs and government regulations affecting trade between the U.S. and other countries, such as Mexico and China. This includes the possibility of the imposition of tariffs or penalties on products manufactured outside the United States, including several tariffs on a variety of products from China imposed or threatened by the Office of the U.S. Trade Representative in 2018 ranging from 10-25%. China has already announced a plan to impose tariffs on a wide range of American products in retaliation for such American tariffs. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well. Such tariffs on imports from foreign countries, as well as changes in tax and trade policies such as a border adjustment tax or disallowance of certain tax deductions for imported merchandise, if enacted, could materially increase our manufacturing costs, the costs of our imported merchandise or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Any tariffs by China or other foreign countries on imports of our products could also adversely affect our international e-commerce sales. Any increase in our manufacturing costs, the cost of our merchandise or limitation on the amount of merchandise we are able to purchase, or any decrease in our international e-commerce sales, could have a material adverse effect on our financial condition and results of operations.

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

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened or acquired 17 stores in fiscal 2019, 9 stores in fiscal 2018, and 12 stores in fiscal 2017. We plan to open or acquire approximately 25 new stores in fiscal 2020. However, there can be no assurance that we will open or acquire the planned number of new stores in fiscal 2020 or thereafter, or that any such stores will be profitable. This expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. In addition, we currently plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

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

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our private brand products. During fiscal 2019, merchandise purchased from our top three suppliers accounted for approximately 24%, 8% and 7% of our sales, respectively. We operate on a purchase order basis for our private brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

Our efforts to improve and expand our exclusive product offerings may be unsuccessful, and implementing these efforts may divert our operational, managerial, financial and administrative resources, which could harm our competitive position and reduce our revenue and profitability.

We currently seek to grow our business by improving and expanding our exclusive product offerings, which includes introducing new brands and growing and expanding our existing brands. The principal risks to our ability to successfully improve and expand our product offering are that:

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
•

these efforts may divert our management’s attention from other aspects of our business and place a strain on our operational, managerial, financial and administrative resources, as well as our information systems.

In addition, our ability to successfully improve and expand our exclusive product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences. These efforts could be abandoned, cost more than anticipated and divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

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

In addition, of the 240 stores that we operated as of March 30, 2019, 115 of these stores were located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns or natural disasters in those states where our stores are located. For example, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by an economic downturn affecting the oil, gas, and commodities industries. In addition, in fiscal 2018 hurricanes severely impacted parts of Texas and Florida and we lost sales and incurred additional costs as a result. Any similar events in states where our stores are concentrated could have a material adverse effect on our financial condition and results of operations.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our products and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state retailers. In South Dakota v. Wayfair, Inc. et al (“Wayfair”), a case challenging existing law that online sellers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state, the Supreme Court decided that states may adopt laws requiring sellers to collect sales and use tax, even in states where the seller has no physical presence. As a result of Wayfair, states or the federal government may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

Our leverage may reduce our cash flow available to grow our business.

As of March 30, 2019, we had an aggregate of $176.5 million of total outstanding indebtedness. Our obligations to pay principal and interest under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan will reduce our available cash flow, limiting our flexibility to respond to changing business and economic conditions and increasing any additional borrowing costs.

Our borrowings under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan are at variable rates, exposing us to interest rate risk, including increases in interest rates resulting from changes in the determination of LIBOR.

The June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan provide for variable interest rates. As a result, if interest rates increase, our debt service obligations under the current credit facilities could increase even though the amount borrowed remained the same, which would adversely impact our net income.

The variable interest rates under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan may be determined, at the Company’s option, based upon LIBOR or a base rate, in each case, plus an applicable margin. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating

LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities.

Any changes to the determination of LIBOR or replacement thereof may result in an increase in LIBOR and, in turn, an increase in the variable interest rates based upon LIBOR under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan, or cause us to elect to apply the base rate to the borrowings thereunder, which base rate may be higher than applicable interest rates prior to any such changes.

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

We do not own any real estate. Instead, we lease all of our retail store locations as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2019, our total operating lease expense was $45.7 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Fifteen of our 240 store leases will reach their termination date during fiscal 2020, and none of these leases contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

The implementation of new accounting standards could require certain systems, internal processes and controls and other changes that could increase our operating costs and result in changes to our financial statements. For example, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board, required us to make significant changes to our lease management and other accounting systems, and will result in a material impact to our consolidated financial statements.

U.S. generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or in underlying management assumptions, estimates or judgments could significantly change our reported or expected financial performance. The outcome of such changes could include litigation or regulatory actions which could adversely affect our financial condition and results of operations.

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

In fiscal 2019, sales from our private brand products accounted for approximately 16.2% of our consolidated sales including our stores and e-commerce websites. As of March 30, 2019, two of our five top selling brands were private brand merchandise. Our private brand merchandise generally has a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our private brands in the future. However, carrying our private brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, including our private-label credit card and third-party credit and debit cards, and gift cards, and we may offer new payment options over time. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly.

For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and results of operations could be adversely affected.

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

The use of social media platforms, including blogs, social media websites and other forms of internet-based communication, which allow individuals access to a broad audience of consumers and other interested persons, has become commonplace. Negative commentary regarding us or the brands that we sell may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores and merchandise.

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

A breach of our e-commerce security measures could expose us to potential liabilities and could also reduce demand for our services. In April 2019 an unknown party attempted to access data on one of our e-commerce sites. We investigated the incident and concluded that the attempt was unsuccessful and no personally identifiable information or customer data was accessed or exposed. However, there can be no assurance that future similar attempts would not be successful. In addition, to the extent the threat of such attempted attacks and the sophistication thereof grows, we may be required to devote additional resources to preventative measures.

Our e-commerce operations may also subject us to taxation in jurisdictions where we currently do not collect sales and other similar taxes. See “--We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our products and adversely affect our operating results” above.

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

Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.

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

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in various states in which we operate. On June 28, 2018, California Governor Jerry Brown signed into law the comprehensive California Consumer Privacy Act of 2018 (the “CCPA”), which will go into effect on January 1, 2020. The CCPA requires certain companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of California residents whose data is stored to know specifically what data types each company has collected on them and, if they so choose, the right to demand that such companies delete their data. Failure to comply with the CCPA requirements could result in civil penalties. The CCPA also provides a private right of action that allows consumers to seek, either individually or as a class, statutory or actual damages and injunctive and other relief, if their sensitive personal information is subject to unauthorized access and exfiltration, theft or disclosure as a result of a business's failure to implement and maintain required reasonable security procedures. New legislation or regulation such as the CCPA, including any potential comprehensive federal privacy legislation, as well as any associated inquiries or investigations or any other government actions, could be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

We have not registered any of our intellectual property outside of the U.S. with the exception of the Boot Barn tradename which was registered in Hong Kong. We cannot prohibit other companies from using our other trademarks in foreign countries. Use of these other trademarks in foreign countries could negatively impact our identity in the U.S. and cause our sales to decline.

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

Issues with merchandise safety could damage our reputation, sales and financial results.

Various governmental authorities in the jurisdictions where we do business regulate the safety of the merchandise we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California's Proposition 65, and similar legislation, impose restrictions and requirements on the merchandise we sell in our stores and through e-commerce. These regulations change from time to time as new federal, state or local regulations are enacted. If we or our vendors are unable to comply with regulatory requirements on a timely basis or at all, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the safety of merchandise or customer concerns about such issues, regardless of our fault, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We have a significant amount of goodwill and indefinite-lived intangible assets. Our goodwill balance as of March 30, 2019 was $195.9 million as a result of recent acquisitions. Our intangible asset balance as of March 30, 2019 was $62.8 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist. Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. An impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Risks Related To Ownership of Our Common Stock

The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

The market for specialty retail stocks can be highly volatile. Since our IPO in October 2014 through March 30, 2019, our common stock has traded as high as $34.43 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Store Support Center, e-commerce operations and distribution centers are located in California, Kansas, and Texas. As of March 30, 2019, our Store Support Center is in Irvine, California, where we occupy an 84,580 square foot building. The lease will expire August 31, 2022, and contains an option to renew for five years beyond the lease expiry date. Our distribution center in Fontana, California, is located in a 199,245 square-foot building where we currently hold inventory to support our private brand initiatives, bulk purchasing programs, event sales, and new store openings. Our Fontana, California lease expires February 28, 2021, and contains two options to renew, each for a period of five years. We also occupy a 3,021 square foot office space in one of our stores in Frisco, Texas. In Wichita, Kansas, we lease a 90,000 square foot distribution center to support our e-commerce business and 30,000 square feet of office space. This lease expires July 31, 2027 and contains four options to renew, each for a period of five years. During fiscal 2019 we entered into an additional lease in Wichita, Kansas, for two buildings totaling 21,275 square feet. Both buildings are being used as distribution centers to support our e-commerce business. The lease expires September 30, 2023 and does not contain an option to renew.

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Fifteen of our 240 store leases will reach their termination date during fiscal 2020, and none of these leases contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

Item 3. Legal Proceedings

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations, among other things. On April 10, 2017, the Company reached a settlement with the employees for an amount that is not material to the consolidated financial statements. The amount of the settlement was previously accrued until payment was made to the employees in August 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. As of May 22, 2019, we had 2 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our common stock began trading on October 30, 2014, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future. The agreements governing our indebtedness contain restrictions on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended March 30, 2019 (the “2019 Proxy Statement”).

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between October 30, 2014 (the day after our initial public offering) and March 30, 2019 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc.; DSW, Inc.; Foot Locker, Inc.; Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. Cabela’s Inc. and Finish Line, Inc. which had previously been part of the Peer Group, were acquired in 2017 and 2018, respectively, and are no longer public companies. As a result, Cabela’s Inc. and Finish Line, Inc. have been removed from the Peer Group Index and Stock Performance Graph beginning in the fiscal 2018 and fiscal 2019 periods presented, respectively. This graph assumes an initial investment of $100 on October 30, 2014 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on October 30, 2014 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

October 2014 - March 2019

	Cumulative Total Return
	March 28,	March 26,	April 1,	March 31,	March 30,
	2015	2016	2017	2018	2019
Boot Barn Holdings, Inc.	133.01	53.52	56.68	101.60	168.71
NYSE Composite—Total Return	102.80	97.53	114.09	126.75	132.51
Peer Group	115.14	109.27	109.84	100.19	135.57

Item 6. Selected Consolidated Financial Data

The following tables present our selected consolidated financial and other data as of and for the periods indicated. We have derived the selected consolidated statement of operations data for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, and the selected consolidated balance sheet data as of March 30, 2019, and March 31, 2018 from the audited consolidated financial statements included in Item 8 of this report. The selected consolidated balance sheet data as of April 1, 2017, March 26, 2016, and March 28, 2015, and the selected consolidated statement of operations data for the fiscal years ended March 26, 2016, and March 28, 2015, are derived from audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

The consolidated statement of operations data and consolidated balance sheet data include the financial position, results of operations and cash flows of Sheplers since its date of acquisition in June 2015.

You should read the following selected consolidated financial and other data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended(1)

(in thousands, except per share and	March 30,	March 31,	April 1,	March 26,	March 28,
selected store data)	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Net sales	$776,854	$677,949	$629,816	$569,020	$402,684
Cost of goods sold	525,420	470,034	439,930	396,317	267,907
Amortization of inventory fair value adjustment	—	—	—	(500)	—
Total cost of goods sold	525,420	470,034	439,930	395,817	267,907
Gross profit	251,434	207,915	189,886	173,203	134,777
Operating expenses:
Selling, general and administrative expenses	187,112	161,660	152,068	142,078	99,341
Acquisition-related expenses(2)	—	—	—	891	—
Total operating expenses	187,112	161,660	152,068	142,969	99,341
Income from operations	64,322	46,255	37,818	30,234	35,436
Interest expense, net	16,331	15,076	14,699	12,923	13,291
Other income, net	5	—	—	—	51
Income before income taxes	47,996	31,179	23,119	17,311	22,196
Income tax expense	8,974	2,300	8,922	7,443	8,466
Net income	39,022	28,879	14,197	9,868	13,730
Net income attributed to non-controlling interest	—	—	—	—	4
Net income attributed to Boot Barn Holdings, Inc.	$39,022	$28,879	$14,197	$9,868	$13,726
Net income per share:(3)
Basic shares	$1.39	$1.08	$0.54	$0.38	$0.56
Diluted shares	$1.35	$1.05	$0.53	$0.37	$0.54
Weighted average shares outstanding:(3)
Basic shares	28,092	26,744	26,459	26,170	22,126
Diluted shares	28,813	27,528	26,939	26,955	22,888
Other Financial Data (unaudited):
EBITDA(4)	$83,229	$63,383	$54,528	$44,250	$44,694
Adjusted EBITDA(4)	$87,323	$66,030	$59,167	$59,554	$48,232
Adjusted EBIT(4)	$68,421	$48,902	$42,457	$45,538	$39,025
Capital expenditures	$27,525	$24,418	$22,293	$36,127	$14,074
Selected Store Data (unaudited):
Same Store Sales growth/(decline)	10.0%	5.2%	0.3%	(0.1)%	7.3%
Stores operating at end of period	240	226	219	208	169
Total retail store square footage, end of period (in thousands)*	2,539	2,377	2,297	2,207	1,671
Average store square footage, end of period*	10,580	10,517	10,486	10,609	9,890
Average net sales per store (in thousands)(5)	$2,646	$2,438	$2,330	$2,312	$2,259

	March 30,	March 31,	April 1,	March 26,	March 28,
(in thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,614	$9,016	$8,035	$7,195	$1,448
Working capital(6)	108,786	102,119	102,803	93,575	75,134
Total assets	636,075	587,941	565,581	539,326	326,128
Total debt, net	174,264	204,206	225,853	242,429	89,826
Stockholders’ equity	264,164	214,606	179,909	161,490	142,422

*Note: The Company has changed the presentation of square footage to represent the estimated selling square footage in each of its stores and has presented the comparable information for prior years presented using the new measurement.

(1)

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2019, fiscal 2018, fiscal 2017, fiscal 2016 and fiscal 2015, which represent our fiscal years ended March 30, 2019, March 31, 2018, April 1, 2017, March 26, 2016, and March 28, 2015, respectively. Fiscal 2019, 2018, 2016, and 2015 were each 52-week periods, and fiscal 2017 was a 53-week period. The data includes the activity of Sheplers from June 2015, its date of acquisition.

(2)	Represents costs incurred in connection with the acquisition of Sheplers.
(3)	The indicated data gives effect to the 25-for-1 stock split of our common stock effected October 27, 2014.
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

	Fiscal Year Ended(1)
	March 30,	March 31,	April 1,	March 26,	March 28,
(in thousands)	2019	2018	2017	2016	2015
EBITDA Reconciliation (Unaudited):
Net income	$39,022	$28,879	$14,197	$9,868	$13,730
Income tax expense	8,974	2,300	8,922	7,443	8,466
Interest expense, net	16,331	15,076	14,699	12,923	13,291
Depreciation and intangible asset amortization	18,902	17,128	16,710	14,016	9,207
EBITDA	83,229	63,383	54,528	44,250	44,694
Non-cash stock-based compensation(a)	2,873	2,248	3,023	2,881	2,048
Non-cash accrual for future award redemptions(b)	567	(230)	85	4	(49)
Acquisition-related expenses(c)	—	—	—	891	—
Acquisition-related integration costs(d)	—	—	—	10,338	—
Amortization of inventory fair value adjustment(e)	—	—	—	(500)	—
Loss on disposal of assets and contract termination costs(f)	23	252	367	1,373	134
Store impairment charge(g)	455	83	1,164	—	—
Secondary offering costs(h)	176	294	—	317	541
Other due diligence expenses(i)	—	—	—	—	864
Adjusted EBITDA	$87,323	$66,030	$59,167	$59,554	$48,232
Depreciation and intangible asset amortization	(18,902)	(17,128)	(16,710)	(14,016)	(9,207)
Adjusted EBIT	$68,421	$48,902	$42,457	$45,538	$39,025

(a)	Represents non‑cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(b)	Represents the non‑cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Includes direct costs and fees related to the acquisition of Sheplers, which we acquired in June 2015.
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
(h)

Represents professional fees and expenses incurred in connection with secondary offerings conducted in January 2018, May 2018 and February 2015 and a Form S-1 Registration Statement filed in July 2015 and withdrawn in November 2015.

(i)	Represents professional fees and expenses incurred in connection with a prior due diligence process of Sheplers.
(5)	Average net sales per store is calculated by dividing net sales for the applicable period by the number of stores operating at the end of the period. For the purpose of calculating net sales per store, e‑commerce sales and certain other revenues are excluded from net sales.
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

Overview

We are the largest lifestyle retail chain devoted to western and work‑related footwear, apparel and accessories in the U.S. As of March 30, 2019, we operated 240 stores in 33 states, as well as an e-commerce channel, consisting primarily of www.bootbarn.com,  www.sheplers.com and www.countryoutfitter.com. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

For a discussion of factors that affect the comparability of our results of operations, see “Item 1—Business—Recent Acquisitions.”

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
•

stores that are closed temporarily, but for more than five days in any fiscal month, are excluded from same store sales beginning in the fiscal month in which the temporary closure begins until the first full month of operation once the store re‑opens (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes);

•	stores that are closed temporarily and relocated within their respective trade areas are included in same store sales;

•

stores that are permanently closed are excluded from same store sales beginning in the month preceding closure (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes); and

•

acquired stores are added to same store sales beginning on the later of (a) the applicable acquisition date and (b) the first day of the first fiscal month after the store has been open for at least 13 full fiscal months regardless of whether the store has been operated under our management or predecessor management.

If the criteria described with respect to acquired stores above are met, then all net sales of an acquired store, excluding those net sales before our acquisition of that store, are included for the period presented. However, when an acquired store is included for the period presented, the net sales of such acquired store for periods before its acquisition are included (to the extent relevant) for purposes of calculating “same stores sales growth” and illustrating the comparison between the applicable periods. Pre‑acquisition net sales numbers are derived from the books and records of the acquired company, as prepared prior to the acquisition, and have not been independently verified by us. Beginning on their respective dates of acquisition, sales from the acquired Wood’s Boots stores, Lone Star stores and Drysdales stores have been included in same store sales.

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

Opening new stores is an important part of our growth strategy. We opened or acquired 17, 9 and 12 stores in fiscal 2019, 2018 and 2017. Included in these added stores are 12, 5, and 12 new stores in fiscal 2019, 2018 and 2017, and 5, 4, and 0 acquired stores in fiscal 2019, 2018 and 2017, respectively. We also closed three stores, two stores, and one store in fiscal 2019, 2018, and 2017, respectively. We anticipate that a percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

New stores often open with a period of high sales levels, which subsequently decrease to normalized sales volumes. In addition, we experience typical inefficiencies in the form of higher labor, advertising and other direct operating expenses, and as a result, store‑level profit margins at our new stores are generally lower during the start‑up period of operation. The number and timing of store openings have had, and are expected to continue to have, a significant impact on our results of operations. In assessing the performance of a new store, we review its actual sales against the sales that we projected that store to achieve at the time we initially approved its opening. We also review the actual number of stores opened in a fiscal year against the number of store openings that we included in our budget at the beginning of that fiscal year.

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

Fiscal Year

We operate on a fiscal calendar which results in a 52‑ or 53‑week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52‑week fiscal year, each quarter includes thirteen weeks of operations; in a 53‑week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2019, fiscal 2018 and fiscal 2017, which represent our fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017. Fiscal 2019 was a 52-week period, fiscal 2018 was a 52-week period and fiscal 2017 was a 53-week period.

	Fiscal Year Ended
	March 30,	March 31,	April 1,
(dollars in thousands)	2019	2018	2017
Consolidated Statements of Operations Data:
Net sales	$776,854	$677,949	$629,816
Cost of goods sold	525,420	470,034	439,930
Gross profit	251,434	207,915	189,886
Selling, general and administrative expenses	187,112	161,660	152,068
Income from operations	64,322	46,255	37,818
Interest expense, net	16,331	15,076	14,699
Other income, net	5	—	—
Income before income taxes	47,996	31,179	23,119
Income tax expense	8,974	2,300	8,922
Net income	$39,022	$28,879	$14,197

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.6%	69.3%	69.9%
Gross profit	32.4%	30.7%	30.1%
Selling, general and administrative expenses	24.1%	23.8%	24.1%
Income from operations	8.3%	6.8%	6.0%
Interest expense, net	2.1%	2.2%	2.3%
Other income, net	—%	—%	—%
Income before income taxes	6.2%	4.6%	3.7%
Income tax expense	1.2%	0.3%	1.4%
Net income	5.0%	4.3%	2.3%

(1)	Percentages may not total 100% due to rounding.

Fiscal 2019 compared to Fiscal 2018

Net sales. Net sales in fiscal 2019 increased by $98.9 million, or 14.6%, to $776.9 million compared to $677.9 million in fiscal 2018. Consolidated same store sales increased 10.0%. Excluding the impact of the 12.2% increase in e-commerce same store sales, same store sales increased by 9.5%. Net sales increased due to the increase in same store sales during fiscal 2019, the sales contribution from acquired stores and sales from new stores added over the past twelve months.

Gross profit. Gross profit increased by $43.5 million, or 20.9%, to $251.4 million in fiscal 2019 from $207.9 million in fiscal 2018. As a percentage of net sales, gross profit was 32.4% and 30.7% for fiscal 2019 and fiscal 2018, respectively. Gross profit increased primarily due to increased sales and an increase in merchandise margin rate. As a percentage of net sales, consolidated gross profit primarily increased as a result of a 110 basis point increase in merchandise margin rate and a  60 basis point decrease in buying and occupancy costs. The higher merchandise margin was driven by better full-price selling and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased by $25.5 million, or 15.7%, to $187.1 million in fiscal 2019 from $161.7 million in fiscal 2018. As a percentage of net sales, SG&A expenses were 24.1% for fiscal 2019 compared to 23.8% for fiscal 2018. Selling, general and administrative expenses increased primarily as a result of additional costs to support higher sales and expenses for both new and acquired stores. Selling, general and administrative expenses as a percentage of net sales increased primarily as a result of higher incentive compensation, the marketing launch of Idyllwind, and a gain from insurance claims in fiscal 2018 that did not occur in fiscal 2019.

Income from operations. Income from operations increased by $18.1 million, or 39.1%, to $64.3 million for fiscal 2019 from $46.3 million for fiscal 2018. As a percentage of net sales, income from operations was 8.3% and 6.8% for fiscal 2019 and fiscal 2018, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense. Interest expense, net, increased by $1.3 million, or 8.3%, to $16.3 million in fiscal 2019 from $15.1 million in fiscal 2018. The increase in interest expense, net was primarily the result of higher interest rates associated with the debt as compared to fiscal 2018, partially offset by a lower debt balance in the current year.

Income tax expense. Income tax expense was $9.0 million in fiscal 2019 compared to $2.3 million in fiscal 2018. Our effective tax rate was 18.7% and 7.4% for fiscal 2019 and fiscal 2018, respectively. The effective tax rate for fiscal 2019 is higher than fiscal 2018 due to a $7.0 million tax benefit related to the revaluation of deferred tax assets and liabilities in fiscal 2018, partially offset by a higher tax benefit from stock option exercises and restricted stock vestings in fiscal 2019.

Net income. Net income increased by $10.1 million, or 35.1%, to $39.0 million in fiscal 2019 from net income of $28.9 million in fiscal 2018. The change in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased by $21.3 million, or 32.2%, to $87.3 million for fiscal 2019 from $66.0 million for fiscal 2018. Adjusted EBIT increased by $19.5 million, or 39.9%, to $68.4 million for fiscal 2019 from $48.9 million for fiscal 2018. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

Fiscal 2018 compared to Fiscal 2017

Net sales. Net sales in fiscal 2018 increased by $48.1 million, or 7.6%, to $677.9 million compared to $629.8 million in fiscal 2017. Consolidated same store sales increased 5.2%. Excluding the impact of the 1.2% increase in e-commerce same store sales, same store sales increased by 6.1%. Net sales increased due to the increase in same store sales, the sales contribution from five new stores opened over the past twelve months and the four stores acquired from Wood’s Boots, and sales from the Country Outfitter site that was acquired in February 2017. Sales growth was partially offset by sales from the 53rd week in the prior year.

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

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased by $6.9 million, or 11.6%, to $66.0 million for fiscal 2018 from $59.2 million for fiscal 2017. Adjusted EBIT increased by $6.4 million, or 15.2%, to $48.9 million for fiscal 2018 from $42.5 million for fiscal 2017. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations increased in fiscal 2019, primarily as a result of a $10.1 million increase in net income in fiscal 2019 compared to fiscal 2018, and a $5.5 million increase in other liabilities, accounts payable and accrued expenses and other current liabilities, partially offset by a $3.1 million increase in inventories year-over-year.

Although we did not have any material capital expenditure commitments as of the end of fiscal 2019, we are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our capital expenditures in fiscal 2020 will be between $27 million to $29 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of March 30, 2019 and March 31, 2018 was zero and $21.0 million, respectively. Total interest expense incurred in the fiscal year ended March 30, 2019 on the June 2015 Wells Fargo Revolver was $1.8 million and the weighted average interest rate for the fiscal year ended March 30, 2019 was 3.4%. Total interest expense incurred in the fiscal year ended March 31, 2018 on the June 2015 Wells Fargo Revolver was $1.9 million, and the weighted average interest rate for the fiscal year ended March 31, 2018 was 2.5%. Total interest expense incurred in the fiscal year ended April 1, 2017 on the June 2015 Wells Fargo Revolver was $1.5 million, and the weighted average interest rate for the fiscal year ended April 1, 2017 was 1.9%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the fiscal year ended March 30, 2019 on the 2015 Golub Term Loan was $12.5 million and the weighted average interest rate for the fiscal year ended March 30, 2019 was 7.0%. Total interest expense incurred in the fiscal year ended March 31, 2018 on the 2015 Golub Term Loan was $11.2 million, and the weighted average interest rate for the fiscal year ended March 31, 2018 was 5.9%. Total interest expense incurred in the fiscal year ended April 1, 2017 on the 2015 Golub Term Loan was $11.2 million, and the weighted average interest rate for the fiscal year ended April 1, 2017 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.50:1.00 as of March 31, 2018, stepping down to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 30, 2019, the fair value of these embedded derivatives was estimated and was not significant.

As of March 30, 2019, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $16.6 million as of March 30, 2019 compared to $9.0 million as of March 31, 2018.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
	(In thousands)
Net cash provided by/(used in):
Operating activities	$63,260	$44,200	$41,151
Investing activities	(31,765)	(23,553)	(23,598)
Financing activities	(23,897)	(19,666)	(16,713)
Net increase in cash	$7,598	$981	$840

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items including depreciation, amortization and stock‑based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $63.3 million for the fiscal year ended March 30, 2019. The significant components of cash flows provided by operating activities were net income of $39.0 million, the add-back of non-cash depreciation and amortization expense of $18.9 million, stock-based compensation expense of $2.9 million, and amortization and write-off of debt issuance fees and debt discount of $1.2 million. Other liabilities, accounts payable and accrued expenses and other current liabilities increased by $23.8 million due to the timing of payments. The above was partially offset by an increase in inventories of $27.7 million due to the growth of the company and the purchase of Drysdales’ inventory.

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

Net cash used in investing activities was $31.8 million for fiscal 2019, which was primarily attributable to $27.5 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities and $4.4 million for the acquisition of Lone Star.

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

Financing activities

Cash used in financing activities consists primarily of repayments on our term loan and credit facility.

Net cash used in financing activities was $23.9 million for fiscal 2019. We reduced our line of credit borrowings by $21.0 million and repaid $10.6 million on our debt and capital lease obligations during the period. We also received $8.1 million from the exercise of stock options.

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

As of March 30, 2019, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years
Capital lease and financing transaction obligations, including interest	$10,937	$1,346	$2,715	$3,844	$3,032
Operating lease obligations	197,207	37,877	68,084	63,405	27,841
Debt and line of credit	176,500	—	176,500	—	—
Interest expense on debt	28,875	12,871	16,004	—	—
Total	$413,519	$52,094	$263,303	$67,249	$30,873

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

Debt consists of $176.5 million outstanding under our 2015 Golub Term Loan and zero outstanding under our June 2015 Wells Fargo Revolver as of March 30, 2019. Our 2015 Golub Term Loan provides for regularly scheduled principal payments that began on September 25, 2015. On June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. Payments with respect to the June 2015 Wells Fargo Revolver are due the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021.

Interest expense on debt consists of scheduled interest payments under our 2015 Golub Term Loan and June 2015 Wells Fargo Revolver. The interest expense relating to our 2015 Golub Term Loan was calculated using a 7.10% interest rate applied to the term loan balance of $176.5 million as of March 30, 2019 and for each period thereafter. The interest rate used represents the interest rate on the 2015 Golub Term Loan on the last day of fiscal 2019. The interest expense relating to our June 2015 Wells Fargo Revolver was determined using an interest rate of 0.25% applied to the unutilized portion of the $135 million revolving line of credit on March 30, 2019, the last day of the fiscal year.

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

We believe that the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are re-evaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change.

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

Revenue recognition

Sales are recognized at the time of purchase by customers at our retail store locations. Sales are recorded net of taxes collected from customers. Transfer of control takes place at the point at which the customer receives and pays for the merchandise at the register. For e‑commerce sales, revenue is recognized when control transfers to the customer, which generally occurs upon delivery of the product. On average, customers receive goods within approximately five days of being ordered. The estimate of the transit times for these shipments is based on shipping terms and historical delivery times. Shipping and handling fees billed to customers for online sales are included in net sales and the related shipping and handling costs are classified as cost of goods sold in the consolidated statements of operations.

We reserve for projected merchandise returns based upon historical experience and various other assumptions that we believe to be reasonable. Customers can return merchandise purchased in‑store within 30 days of the original purchase date, return merchandise purchased at bootbarn.com and countryoutfitter.com within 60 days of the original purchase date, and return Sheplers E-commerce merchandise within 90 days of the original purchase date. Merchandise returns are often resalable merchandise and the purchase price is generally refunded by issuing the same tender used in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating our sales returns reserve. We record the impact of adjustments to our sales returns reserve quarterly within total net sales. Should the returns rate as a percentage of net sales significantly change in future periods, it could have a material impact on our results of operations.

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

Goodwill, intangible and long‑lived assets

Goodwill and indefinite-lived intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets with indefinite lives include the Boot Barn trademark that was acquired as part of the recapitalization with Freeman Spogli & Co. on December 12, 2011, the Sheplers trademark acquired as part of the Sheplers Acquisition, the cost to register the Boot Barn trademark in Hong Kong, and the www.countryoutfitter.com website trademark we acquired as part of our asset acquisition in February of fiscal 2017. We test goodwill and indefinite-lived intangible assets for impairment at least annually on the first day of the fourth quarter or more frequently if indicators of impairment exist, in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other. This guidance provides us the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (a “Step 0” analysis).

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. We monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. During fiscal 2019, as a result of the evolution of our operations and the information reviewed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”), we determined we no longer operate in a single operating segment. We concluded our retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, our retail stores and e-commerce websites were aggregated into one reporting segment in accordance with guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). As a result of this change in our segment reporting, our operations now represent two reporting units, retail stores and e-commerce, for the purpose of our goodwill impairment analysis.

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

Definite‑lived intangible assets and long‑lived assets. Definite‑lived intangible assets consist of certain trademarks, customer lists, non‑compete agreements, and below‑market leases. Definite‑lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight‑line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for customer lists and definite-lived trademarks is three years and below‑market leases is four to 19 years.

Long‑lived assets consist of leasehold improvements, machinery and equipment, furniture and fixtures, software and vehicles. Long‑lived assets are subject to depreciation and amortization. We assess potential impairment of our definite‑lived intangible assets and long‑lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current‑period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements (“ASC 820”).

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long‑lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected by additional impairment charges.

Stock‑based compensation

We account for employee stock options, restricted stock awards and restricted stock units in accordance with relevant authoritative literature. Stock options are granted with exercise prices equal to or greater than the market value, as reported on the New York Stock Exchange (or on any other national securities exchange on which our common stock is then listed) on the date of grant as authorized by our board of directors. Stock options granted have vesting provisions of either four or five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black‑Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized the simplified method to estimate the expected life of the options. We base the risk‑free interest rate on the yield of a zero‑coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. We estimate the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption, we considered a number of factors, including the entity’s life cycle stage, growth profile, size, financial leverage and products offered. Stock‑based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered. Forfeitures are recognized as incurred.

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

Recent accounting pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014‑09, Revenue From Contracts with Customers, that supersedes nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard allows for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. On August 8, 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year, and permitted early adoption as long as the adoption date was not before the original public entity effective date. The standard was effective for public entities for annual periods, and interim periods within that year, beginning after December 15, 2017. The Company adopted this standard effective April 1, 2018 on a modified retrospective basis. The Company’s revenues are generated from the sale of finished products to customers. Those sales contain a single delivery element and revenue for such sales is recognized when the customer obtains control. Adoption of the standard did not result in any change in the timing or amount of revenue recognized by the Company in fiscal 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The FASB issued this ASU to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, allowing a modified retrospective approach, under which entities have the option to not restate comparative periods and instead recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The amendments in these ASU’s are effective for annual periods, and interim periods within that year, beginning after December 15, 2018. The standards will be effective for the Company beginning March 31, 2019, the first day of its fiscal 2020 year.

The Company plans to elect transition-related practical expedients as accounting policies under ASU 2016-02, which allow entities to not reassess, as of the adoption date, (1) whether any expired or existing contracts are or contain leases, (2) the classification of any expired or existing leases, and (3) if previously capitalized initial direct costs qualify for capitalization under ASC 842. The Company will elect the practical expedient option to not separate lease and non-lease components for all of its leases, and will also elect the short-term lease recognition exemption that will keep leases with an initial term of 12 months or less excluded from balance sheet capitalization. This will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Based on the Company’s completed assessment of its existing lease portfolio, the Company estimates it will record right-of-use (ROU) assets of approximately $165.0 million and ROU liabilities of approximately $180.0 million upon adoption of this standard.

The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of operations and consolidated statements of cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of March 30, 2019, we had no outstanding borrowings under our revolving credit facility and $176.5 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance as of March 30, 2019 would be approximately $1.8 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of March 30, 2019 and March 31, 2018, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

May 23, 2019

We have served as the Company's auditor since 2012.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 30,	March 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$16,614	$9,016
Accounts receivable, net	8,095	4,389
Inventories	240,734	211,472
Prepaid expenses and other current assets	11,900	16,250
Total current assets	277,343	241,127
Property and equipment, net	98,663	89,208
Goodwill	195,858	193,095
Intangible assets, net	62,845	63,383
Other assets	1,366	1,128
Total assets	$636,075	$587,941
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$21,006
Accounts payable	104,955	89,958
Accrued expenses and other current liabilities	46,988	40,034
Total current liabilities	151,943	150,998
Deferred taxes	17,202	13,030
Long-term portion of notes payable, net	174,264	183,200
Capital lease obligations	6,746	7,303
Other liabilities	21,756	18,804
Total liabilities	371,911	373,335

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; March 30, 2019 - 100,000 shares authorized, 28,399 shares issued; March 31, 2018 - 100,000 shares authorized, 27,331 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	159,137	148,127
Retained earnings	105,692	66,670
Less: Common stock held in treasury, at cost, 51 and 31 shares at March 30, 2019 and March 31, 2018, respectively	(668)	(194)
Total stockholders’ equity	264,164	214,606
Total liabilities and stockholders’ equity	$636,075	$587,941

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017

Net sales	$776,854	$677,949	$629,816
Cost of goods sold	525,420	470,034	439,930
Gross profit	251,434	207,915	189,886
Selling, general and administrative expenses	187,112	161,660	152,068
Income from operations	64,322	46,255	37,818
Interest expense, net	16,331	15,076	14,699
Other income, net	5	—	—
Income before income taxes	47,996	31,179	23,119
Income tax expense	8,974	2,300	8,922
Net income	$39,022	$28,879	$14,197

Earnings per share:
Basic shares	$1.39	$1.08	$0.54
Diluted shares	$1.35	$1.05	$0.53
Weighted average shares outstanding:
Basic shares	28,092	26,744	26,459
Diluted shares	28,813	27,528	26,939

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2016	26,354	$3	$137,893	$23,594	(4)	$—	$161,490
Net income	—	—	—	14,197	—	—	14,197
Issuance of common stock related to stock-based compensation	221	—	1,275	—	(3)	—	1,275
Tax withholding for net share settlement	—	—	—	—	(7)	(69)	(69)
Excess tax deficiency related to stock-based compensation	—	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	3,023	—	—	—	3,023
Balance at April 1, 2017	26,575	$3	$142,184	$37,791	(14)	$(69)	$179,909
Net income	—	—	—	28,879	—	—	28,879
Issuance of common stock related to stock-based compensation	756	—	3,695	—	(4)	—	3,695
Tax withholding for net share settlement	—	—	—	—	(13)	(125)	(125)
Stock-based compensation expense	—	—	2,248	—	—	—	2,248
Balance at March 31, 2018	27,331	$3	$148,127	$66,670	(31)	$(194)	$214,606
Net income	—	—	—	39,022	—	—	39,022
Issuance of common stock related to stock-based compensation	1,068	—	8,137	—	—	—	8,137
Tax withholding for net share settlement	—	—	—	—	(20)	(474)	(474)
Stock-based compensation expense	—	—	2,873	—	—	—	2,873
Balance at March 30, 2019	28,399	$3	$159,137	$105,692	(51)	$(668)	$264,164

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017

Cash flows from operating activities
Net income	$39,022	$28,879	$14,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,256	16,000	14,555
Stock-based compensation	2,873	2,248	3,023
Amortization of intangible assets	646	1,128	2,155
Amortization of debt issuance fees and debt discount	1,235	1,199	1,145
Loss on disposal of property and equipment	23	252	367
Damaged asset write-off	312	2,357	—
Store impairment charge	455	83	1,164
Accretion of above market leases	(28)	(2)	(36)
Deferred taxes	4,172	1,860	6,175
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(3,706)	(35)	(223)
Inventories	(27,702)	(24,598)	(12,761)
Prepaid expenses and other current assets	4,179	(3,281)	(3,805)
Other assets	(254)	(167)	5
Accounts payable	14,191	13,062	10,501
Accrued expenses and other current liabilities	6,882	3,977	(483)
Other liabilities	2,704	1,238	5,172
Net cash provided by operating activities	$63,260	$44,200	$41,151
Cash flows from investing activities
Purchases of property and equipment	(27,525)	(24,418)	(22,293)
Insurance recoveries for property and equipment	184	865	—
Acquisition of business or assets, net of cash acquired	(4,424)	—	(1,305)
Net cash used in investing activities	$(31,765)	$(23,553)	$(23,598)
Cash flows from financing activities
Payments on line of credit - net	(21,006)	(12,268)	(15,541)
Repayments on debt and capital lease obligations	(10,554)	(10,448)	(2,378)
Debt issuance fees paid	—	(520)	—
Tax withholding payments for net share settlement	(474)	(125)	(69)
Proceeds from the exercise of stock options	8,137	3,695	1,275
Net cash used in financing activities	$(23,897)	$(19,666)	$(16,713)
Net increase in cash and cash equivalents	7,598	981	840
Cash and cash equivalents, beginning of period	9,016	8,035	7,195
Cash and cash equivalents, end of period	$16,614	$9,016	$8,035

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$649	$614	$4,192
Cash paid for interest	$14,947	$13,743	$13,646
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,877	$1,315	$2,421
Equipment acquired through capital lease	$171	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 28,348,484 and 27,299,688 outstanding shares of common stock as of March 30, 2019 and March 31, 2018, respectively. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 240 stores in 33 states as of March 30, 2019, 226 stores in 31 states as of March 31, 2018 and 219 stores in 31 states as of April 1, 2017. As of the fiscal year ending March 30, 2019, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), include the accounts of the Company and each of its subsidiaries, including WW Holding Corporation, Boot Barn Holding Corporation, Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers, Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc. “Sheplers”) and Boot Barn International (Hong Kong) Limited (“Hong Kong”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States.

Fiscal Year

The Company reports its results of operations and cash flows on a 52‑ or 53‑week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The year ended March 30, 2019 (“fiscal 2019”) consisted of 52 weeks. The years ended March 31, 2018 (“fiscal 2018”) and April 1, 2017 (“fiscal 2017”) consisted of 52 and 53 weeks, respectively.

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. During fiscal 2019, as a result of the evolution of the Company’s operations and the information reviewed by the CODM, the Company determined it no longer operates in a single operating segment. The Company concluded its retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, the Company’s retail stores and e-commerce websites were aggregated into one reporting segment in accordance with guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). As a result of this change in the Company’s segment reporting, the Company’s operations now represent two reporting units, retail stores and e-commerce, for the purpose of its goodwill impairment analysis.

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

Accounts Receivable

The Company’s accounts receivable consists of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co‑operative arrangements. The Company’s allowance for doubtful accounts was less than $0.1 million for both the fiscal years ending March 30, 2019 and March 31, 2018.

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

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. During fiscal 2019, as a result of the evolution of the Company’s operations and the information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), the Company determined it no longer operates in a single operating segment. The Company concluded its retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, the Company’s retail stores and e-commerce websites were aggregated into one reporting segment in accordance with guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). As a result of this change in the Company’s segment reporting, the Company’s operations now represent two reporting units, retail stores and e-commerce, for the purpose of its goodwill impairment analysis.

If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs “Step 1” of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the Company proceeds to conduct a two‑step goodwill impairment test, the first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. Management evaluates the fair value of the reporting unit using a market‑based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. The Company determines the fair value of its reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test, which involves comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss. The Company concluded that there was no impairment of goodwill during fiscal 2019, 2018, or 2017.

Intangible assets with indefinite lives, which include the Boot Barn, Sheplers and Country Outfitter trademarks, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite‑lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value, an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2019, 2018 or 2017.

Definite‑Lived Intangible Assets

Definite‑lived intangible assets consist of certain trademarks, customer lists, non‑compete agreements, and below‑market leases. Definite‑lived intangible assets are amortized utilizing the straight‑line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for customer lists and definite-lived trademarks is three years and below‑market leases is four to 19 years.

Long‑Lived Assets

Long‑lived assets consist of property and equipment and definite‑lived intangible assets. The Company assesses potential impairment of its long‑lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements. During fiscal 2019, the Company recorded an asset impairment charge of $0.5 million related to three of its stores. During fiscal 2018, the Company recorded an asset impairment charge of less than $0.1 million related to two of its stores. During fiscal 2017, the Company recorded an asset impairment charge of $1.2 million related to three of its stores. The fair values of these locations were calculated based on the projected discounted cash flows at a similar rate that would be used by market participants in valuing these assets or prices of similar assets.

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

Revenue Recognition

Revenue is recorded for store sales upon the purchase of merchandise by customers. Transfer of control takes place at the point at which the customer receives and pays for the merchandise at the register. E‑commerce sales are recorded when control transfers to the customer, which generally occurs upon delivery of the product. Shipping and handling revenues are included in total net sales. Shipping costs incurred by the Company are included as cost of goods sold. Sales taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue.

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $1.8 million, $1.6 million, and $1.5 million as of fiscal 2019, 2018 and 2017, respectively and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company accounts for the asset and liability separately on a gross basis. The following table provides a reconciliation of the activity related to the Company’s sales returns reserve:

Sales Returns Reserve	Fiscal Year Ended
	March 30,	March 31,	April 1,
(In thousands)	2019	2018	2017
Beginning balance	$1,587	$1,544	$1,319
Provisions	39,026	35,189	30,624
Sales returns	(38,852)	(35,146)	(30,399)
Ending balance	$1,761	$1,587	$1,544

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365‑day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue and as an adjustment to net sales. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $1.9 million, $1.7 million and $2.1 million as of March 30, 2019, March 31, 2018, and April 1, 2017, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	March 30,	March 31,	April 1,
(In thousands)	2019	2018	2017
Beginning balance	$1,705	$2,060	$1,975
Current year provisions	5,433	4,877	6,782
Current year award redemptions	(5,202)	(5,232)	(6,697)
Ending balance	$1,936	$1,705	$2,060

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

Gift Card Program	Fiscal Year Ended
	March 30,	March 31,	April 1,
(In thousands)	2019	2018	2017
Beginning balance	$7,857	$7,108	$5,939
Current year issuances	14,112	11,007	9,882
Current year redemptions	(12,341)	(9,871)	(8,530)
Current year breakage	(832)	(387)	(183)
Ending balance	$8,796	$7,857	$7,108

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Fiscal Year Ended
% of Net Sales	March 30, 2019	March 31, 2018	April 1, 2017
Footwear	52%	53%	52%
Apparel	34%	32%	32%
Hats, accessories and other	14%	15%	16%
Total	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Fiscal Year Ended
% of Net Sales	March 30, 2019	March 31, 2018	April 1, 2017
Stores	83%	83%	82%
E-commerce	17%	17%	18%
Total	100%	100%	100%

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

Advertising Costs

Certain advertising costs, including pay-per-click, direct mail, television and radio promotions, event sponsorship, in‑store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $0.4 million and $0.8 million as of March 30, 2019 and March 31, 2018, respectively. All other advertising costs are expensed as incurred. The Company recognized $27.7 million, $25.5 million, and $24.7 million in advertising costs during fiscal 2019, 2018 and 2017, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for the fiscal years ended March 30, 2019 or March 31, 2018.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 8 “Revolving credit facilities and long‑term debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no material financial assets or liabilities requiring fair value measurements as of March 30, 2019 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 39% of net sales in fiscal 2019, approximately 40% of net sales in fiscal 2018, and approximately 38% of net sales in fiscal 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014-09, Revenue From Contracts with Customers, that supersedes nearly all existing revenue recognition guidance under GAAP. The revenue recognition standard allows for the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either a full retrospective or retrospective with cumulative effect transition method. On August 8, 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year, and permitted early adoption as long as the adoption date was not before the original public entity effective date. The standard was effective for public entities for annual periods, and interim periods within that year, beginning after December 15, 2017. The Company adopted this standard effective April 1, 2018 on a modified retrospective basis. The Company’s revenues are generated from the sale of finished products to customers. Those sales contain a single delivery element and revenue for such sales is recognized when the customer obtains control. Adoption of the standard did not result in any change in the timing or amount of revenue recognized by the Company in fiscal 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The FASB issued this ASU to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, allowing a modified retrospective approach, under which entities have the option to not restate comparative periods and instead recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The amendments in these ASU’s are effective for annual periods, and interim periods within that year, beginning after December 15, 2018. The standards will be effective for the Company beginning March 31, 2019, the first day of its fiscal 2020 year.

The Company plans to elect transition-related practical expedients as accounting policies under ASU 2016-02, which allow entities to not reassess, as of the adoption date, (1) whether any expired or existing contracts are or contain leases, (2) the classification of any expired or existing leases, and (3) if previously capitalized initial direct costs qualify for capitalization under ASC 842. The Company will elect the practical expedient option to not separate lease and non-lease components for all of its leases, and will also elect the short-term lease recognition exemption that will keep leases with an initial term of 12 months or less excluded from balance sheet capitalization. This will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Based on the Company’s completed assessment of its existing lease portfolio, the Company estimates it will record right-of-use (ROU) assets of approximately $165.0 million and ROU liabilities of approximately $180.0 million upon adoption of this standard.

The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of operations and consolidated statements of cash flows.

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

3. Asset Acquisitions and Business Combinations

Asset Acquisitions

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

Country Outfitter

On February 16, 2017, Sheplers, Inc., a wholly owned subsidiary of Boot Barn Holdings, Inc., entered into an asset purchase agreement with Acumen Brands, Inc., who owned and historically operated as one of its unincorporated business divisions a multi-faceted e-commerce retail business under the “Country Outfitter” name. As a result of the asset purchase agreement, Sheplers, Inc. purchased the rights and interest in the www.countryoutfitter.com website and social media accounts along with a customer email list (collectively the “Country Outfitter Asset Acquisition”). The cash consideration paid for the Country Outfitter Asset Acquisition was $1.3 million.

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

Business Combinations

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

At June 30, 2018
(in thousands)
Assets acquired:
Inventory	$1,872
Property & equipment, net	42
Below-market lease	92
Goodwill	2,763
Total assets acquired	$4,769

Liabilities assumed:
Other liability - merchandise credits	$69
Above-market lease	276
Total liabilities assumed	345
Net Assets acquired	$4,424

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of April 1, 2017	$193,095
Activity during fiscal 2018	—
Balance as of March 31, 2018	193,095
Goodwill as a result of the Lone Star Acquisition	2,763
Balance as of March 30, 2019	$195,858

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 30,	March 31,
	2019	2018
Prepaid rent and property taxes	$4,030	$3,778
Prepaid advertising	413	849
Prepaid insurance	879	1,024
Income tax receivable	1,534	5,834
Debt issuance costs	343	514
Other	4,701	4,251
Total prepaid expenses and other current assets	$11,900	$16,250

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 30,	March 31,
	2019	2018
Land	$2,530	$2,530
Buildings	7,998	7,998
Leasehold improvements	62,910	55,885
Machinery and equipment	31,825	26,411
Furniture and fixtures	59,917	47,103
Construction in progress	3,751	1,954
Vehicles	1,480	1,201
	170,411	143,082
Less: Accumulated depreciation	(71,748)	(53,874)
Property and equipment, net	$98,663	$89,208

Depreciation expense was $18.3 million, $16.0 million, and $14.6 million for fiscal years 2019, 2018, and 2017, respectively. Amortization related to assets under capital leases is included in the above depreciation expense (see Note 11 “Leases”).

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	March 30, 2019
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$506	$(393)	$113	3.0
Below-market leases	5,011	(2,967)	2,044	11.5
Trademarks-definite lived	15	(4)	11	3.0
Total definite lived	5,532	(3,364)	2,168
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$66,209	$(3,364)	$62,845

	March 31, 2018
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$1,594	$(1,287)	$307	3.8
Below-market leases	4,918	(2,519)	2,399	11.6
Total definite lived	6,512	(3,806)	2,706
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$67,189	$(3,806)	$63,383

Amortization expense for intangible assets totaled $0.6 million, $1.1 million, and $2.2 million for fiscal 2019, 2018, and 2017, respectively, and is included in selling, general and administrative expenses.

As of March 30, 2019, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)
2020	$500
2021	332
2022	234
2023	202
2024	168
Thereafter	732
Total	$2,168

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 30,	March 31,
	2019	2018
Accrued compensation	$14,014	$10,773
Deferred revenue	10,211	9,528
Sales tax liability	6,497	5,479
Accrued interest	199	192
Sales reward redemption liability	1,936	1,705
Capital leases-short term	617	521
Other	13,514	11,836
Total accrued expenses	$46,988	$40,034

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2021. The amount outstanding under the June 2015 Wells Fargo Revolver as of March 30, 2019 and March 31, 2018 was zero and $21.0 million, respectively. Total interest expense incurred in the fiscal year ended March 30, 2019 on the June 2015 Wells Fargo Revolver was $1.8 million, and the weighted average interest rate for the fiscal year ended March 30, 2019 was 3.4%. Total interest expense incurred in the fiscal year ended March 31, 2018 on the June 2015 Wells Fargo Revolver was $1.9 million, and the weighted average interest rate for the fiscal year ended March 31, 2018 was 2.5%. Total interest expense incurred in the fiscal year ended April 1, 2017 on the June 2015 Wells Fargo Revolver was $1.5 million, and the weighted average interest rate for the fiscal year ended April 1, 2017 was 1.9%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date of the term loan, June 29, 2021. Quarterly principal payments of $500,000 are due each quarter. Total interest expense incurred in the fiscal year ended March 30, 2019 on the 2015 Golub Term Loan was $12.5 million, and the weighted average interest rate for the fiscal year ended March 30, 2019 was 7.0%. Total interest expense incurred in the fiscal year ended March 31, 2018 on the 2015 Golub Term Loan was $11.2 million, and the weighted average interest rate for the fiscal year ended March 31, 2018 was 5.9%. Total interest expense incurred in the fiscal year ended April 1, 2017 on the 2015 Golub Term Loan was $11.2 million, and the weighted average interest rate for the fiscal year ended April 1, 2017 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the June 2015 Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio (as defined in the 2015 Golub Term Loan) requirements to 4.50:1.00 as of March 31, 2018, stepping down to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 30, 2019, the fair value of these embedded derivatives was estimated and was not significant.

As of March 30, 2019, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan covenants.

Debt Issuance Costs and Debt Discount

The Company paid $1.4 million of transaction fees in connection with the February 2015 Wells Fargo Credit Facility. These transaction fees were paid to both Wells Fargo and other advisors via a reduction in the proceeds from the February 2015 Wells Fargo Credit Facility and were accounted for as debt issuance costs and a debt discount at March 26, 2016.

Debt issuance costs totaling $1.0 million were incurred under the June 2015 Wells Fargo Revolver and 2017 Wells Amendment and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.3 million and $0.5 million as of March 30, 2019 and March 31, 2018, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $6.0 million were incurred under the 2015 Golub Term Loan and 2017 Golub Amendment and are included as a reduction of the current and non-current note payable on the consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $2.2 million and $3.3 million as of March 30, 2019 and March 31, 2018, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	March 30,	March 31,
(in thousands)	2019	2018
Term Loan	$176,500	$186,500
Unamortized value of the debt issuance costs and debt discount	(2,236)	(3,300)
Net carrying value	$174,264	$183,200

Total amortization expense of $1.2 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in each of the fiscal years ended March 30, 2019 and March 31, 2018.

Aggregate contractual maturities

Aggregate contractual maturities for the Company’s long-term debt as of March 30, 2019 are as follows:

Fiscal Year	(in thousands)
2020	$—
2021	—
2022	176,500
2023	—
2024	—
Total	$176,500

9. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of March 30, 2019, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. As of March 30, 2019, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards or restricted stock units. Options granted under the 2014 Plan have a life of eight years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of the Board of Directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of the Board of Directors.

Stock Options

During fiscal 2019, the Company granted certain members of management options to purchase a total of 294,691 shares under the 2014 Plan. The total grant date fair value of stock options granted during fiscal 2019 was $2.7 million, with grant date fair values ranging from $8.63 to $11.11 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise prices of these awards range between $22.85 and $29.73 per share.

Stock option awards are measured at fair value on the grant date using the Black‑Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock price over the option’s expected term, the risk‑free interest rate over the option’s expected term and the Company’s expected annual dividend yield, if any. The Company issues shares of common stock when options are exercised.

The fair values of stock options granted in fiscal 2019, 2018 and 2017 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	March 30,				March 31,				April 1,
	2019				2018				2017
Expected option term(1)			5.3	years			5.5	years			5.5	years
Expected volatility factor(2)	36.1%	-	37.7%		34.0%	-	35.5%		35.8%	-	36.0%
Risk-free interest rate(3)	2.2%	-	2.8%		1.8%	-	2.7%				1.4%
Expected annual dividend yield			0%				0%				0%

(1)	The Company has limited historical information regarding the expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)

Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.

(3)	The risk‑free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in‑the‑money stock options outstanding at the end of each fiscal period. The following table summarizes the stock award activity for the fiscal year ended March 30, 2019:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 31, 2018	2,075,085	$10.40
Granted	294,691	$24.52
Exercised	(1,005,115)	$8.10		$16,735
Cancelled, forfeited or expired	(71,314)	$10.53
Outstanding at March 30, 2019	1,293,347	$15.40	5.5	$18,171
Vested and expected to vest after March 30, 2019	1,293,347	$15.40	5.5	$18,171
Exercisable at March 30, 2019	375,497	$17.09	4.0	$4,649

A summary of the status of non-vested stock options as of March 30, 2019 and changes during fiscal 2019 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 31, 2018	980,931	$4.08
Granted	294,691	$9.13
Vested	(290,455)	$4.91
Nonvested shares forfeited	(67,317)	$3.48
Nonvested at March 30, 2019	917,850	$5.48

Restricted Stock

During fiscal 2019, the Company granted 86,996 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2019 totaled $2.2 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

During fiscal 2018, the Company granted 126,800 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2018 totaled $1.1 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Stock-Based Compensation Expense

Stock‑based compensation expense was $2.9 million, $2.2 million, and $3.0 million for fiscal 2019, 2018 and 2017, respectively. Stock-based compensation expense of $0.4 million, $0.4 million, and $0.5 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2019, 2018 and 2017, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of March 30, 2019, there was $3.8 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.90 years. As of March 30, 2019, there was $2.4 million of total unrecognized stock-based compensation expense related to restricted stock, with a weighted-average remaining recognition period of 2.95 years.

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

On April 28, 2016, two employees, on behalf of themselves and all other similarly situated employees, filed a wage-and-hour class action, which includes claims for penalties under California’s Private Attorney General Act, in the Fresno County Superior Court, Case No. 16 CE CG 01330, alleging violations of California’s wage and hour, overtime, meal break and statement of wages rules and regulations, among other things.  On April 10, 2017, the Company reached a settlement with the employees for an amount that is not material to the consolidated financial statements. The amount of the settlement was previously accrued until payment was made to the employees in August 2018.

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

11. Leases

Operating Leases

The following is a schedule by year of non‑cancelable future minimum rental payments under operating leases as of March 30, 2019 (in thousands):

Total
2020	$37,877
2021	36,352
2022	31,732
2023	26,649
2024	20,536
Thereafter	44,061
Total	$197,207

Minimum rent payments consist primarily of future minimum lease commitments related to store operating leases. Minimum lease payments do not include common area maintenance, insurance or tax payments. Rent expense related to operating leases was $45.7 million, $43.3 million, and $41.3 million for the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017, respectively, and includes common area maintenance and contingent rent payments.

Capital Leases and Financing Transactions

As of March 30, 2019, the Company had non‑cancelable capital leases for property and equipment rentals with principal and interest payments due monthly. The liability under capital lease arrangements as of March 30, 2019 totals $0.7 million.

During fiscal 2016, the Company acquired leases related to two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition, which were recorded as a financing transaction. The leases expire in fiscal 2028 and include renewal options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the buildings and equipment. The liability under the financing transaction as of March 30, 2019 totals $6.7 million.

The total liability under capital lease and financing transactions as of March 30, 2019 is $7.4 million and is included as capital lease obligations in the consolidated balance sheet. The current portion of the capital lease arrangements is included in accrued expenses and other current liabilities on the consolidated balance sheets. The interest rates range from 6.1% to 19.3%.

As of March 30, 2019, future minimum capital lease and financing transaction payments are as follows:

Fiscal Year	(in thousands)
2020	$1,346
2021	1,351
2022	1,364
2023	1,311
2024	1,286
Thereafter	4,279
Total	10,937
Less: Imputed interest	(3,574)
Present value of capital leases and financing transaction	7,363
Less: Current capital leases and financing transaction	(617)
Noncurrent capital leases and financing transaction	$6,746

The net property and equipment involved in the Company’s capital leases and financing transaction are included in property and equipment as follows:

	March 30,	March 31,
(in thousands)	2019	2018
Buildings	$7,588	$7,588
Land	2,530	2,530
Site improvements	410	410
Equipment	234	63
Property and equipment, gross	10,762	10,591
Less: accumulated depreciation	(2,775)	(1,980)
Property and equipment, net	$7,987	$8,611

Other liabilities, which relate primarily to long‑term lease liabilities, are as follows:

	March 30,	March 31,
(in thousands)	2019	2018
Above-market leases	$256	$7
Long-term deferred rent	17,312	14,812
Capital lease residual value	3,968	3,968
Other	220	17
Total other liabilities	$21,756	$18,804

12. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides a matching contribution for all employees that work a minimum of 1,000 hours per year. Contributions to the plan are based on certain criteria as defined in the agreement, governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $0.9 million, $0.7 million, and $0.6 million for fiscal 2019, 2018, and 2017, respectively.

13. Income Taxes

Income tax expense (benefit) consisted of the following:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
(in thousands)	2019	2018	2017
Current:
Federal	$2,728	$(104)	$2,274
State	2,057	544	464
Foreign	—	—	8
Total current	4,785	440	2,746
Deferred:
Federal	4,056	622	5,946
State	133	1,237	231
Foreign	—	1	(1)
Total deferred	4,189	1,860	6,176
Total income tax expense	$8,974	$2,300	$8,922

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Expected provision at statutory U.S. federal tax rate	21.0%	30.8%	35.0%
State and local income taxes, net of federal tax benefit	3.9	3.3	3.0
Change in state rate	—	(0.2)	(1.2)
Federal rate change	—	(22.4)	—
Permanent items	0.9	1.1	0.3
Excess tax benefit of stock-based compensation	(7.6)	(5.7)	—
Other	0.5	0.5	1.5
Effective tax rate	18.7%	7.4%	38.6%

Differences between the effective tax rate and the statutory rate relate primarily to excess tax benefits as a result of stock-based compensation, state taxes, and the change in federal rate due to the legislation commonly referred to as the Tax Cuts and Jobs Act.

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax liabilities as of March 30, 2019 and March 31, 2018 consisted of the following (in thousands):

	March 30	March 31,
	2019	2018
Deferred tax assets:
State taxes	$129	$47
Accrued liabilities	2,500	2,369
Award program liabilities	322	117
Deferred revenue	1,457	1,062
Inventory	3,163	2,338
Stock options	1,261	1,436
Net operating loss carryforward	1,280	5,077
Other, net	1,181	393
Total deferred tax assets	11,293	12,839
Deferred tax liabilities:
Depreciation and amortization	(27,459)	(23,875)
Prepaid expenses	(398)	(1,222)
Total deferred tax liabilities	(27,857)	(25,097)
Valuation allowance	(638)	(772)
Net deferred tax liabilities	$(17,202)	$(13,030)

As of March 30, 2019, the Company has net operating loss carryforwards for federal and state tax purposes of $1.3 million and $20.2 million, respectively. These net operating loss carryforwards expire at various dates beginning in 2019.

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

The Company applies ASC 740, which contains a two‑step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At March 30, 2019 and March 31, 2018, no material amounts were recorded for any uncertain tax positions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 30, 2019 and March 31, 2018.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2014 through 2018 returns are subject to examination by the U.S. federal and various state tax authorities.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was signed into law by the President of the United States. The Act included various changes to previously existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective beginning January 1, 2018. As a result of this rate change, the Company recorded provisional tax impacts related to all aspects of tax reform in its fiscal 2018 tax calculations by applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 allowed taxpayers to record a reasonable estimate of the impact of the U.S. legislation when it did not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The Company completed its assessment of the final impact of the guidance within the one-year time frame provided by SAB 118, and did not make any adjustments to the provision during fiscal 2019.

14. Related Party Transactions

The Company had capital expenditures with Floor & Décor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to $0.5 million, $0.3 million and $0.2 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, and were recorded as property and equipment, net on the consolidated balance sheet. Certain members of the Company’s board of directors either currently serve on the board of directors or serve as an executive officer at Floor & Décor Holdings, Inc.

John Grijalva, the husband of Ms. Grijalva, Chief Merchandising Officer, works as an independent sales representative primarily for Dan Post Boot Company, Outback Trading Company, LTD and KS Marketing LLC. Mr. Grijalva conducts his business as an independent sales representative through a limited liability company of which he and Ms. Grijalva are members. We purchased merchandise from these suppliers in the aggregate approximate amounts of $15.4 million, $17.0 million, and $16.1 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Mr. Grijalva was paid commissions of approximately $1.1 million, $1.1 million, and $1.3 million, respectively, in these periods, a portion of which were passed on to other sales representatives working for Mr. Grijalva.

15. Earnings Per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise and unamortized compensation, if any, on share-based awards are assumed to be used by the Company to purchase the shares of common stock at the average market price during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2019, 2018 and 2017 are as follows:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
(in thousands, except per share data)	2019	2018	2017
Net income	$39,022	$28,879	$14,197

Weighted average basic shares outstanding	28,092	26,744	26,459
Dilutive effect of options and restricted stock	721	784	480
Weighted average diluted shares outstanding	28,813	27,528	26,939

Basic earnings per share	$1.39	$1.08	$0.54
Diluted earnings per share	$1.35	$1.05	$0.53

Options to purchase approximately 483,050, 476,870, and 694,278 shares of common stock during the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017 were outstanding, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

16. Quarterly Financial Information (Unaudited)

The tables below set forth selected quarterly financial data for each of the last two fiscal years.

	Fiscal 2019				Fiscal 2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except per share data)	quarter	quarter	quarter	quarter	quarter	quarter	quarter	quarter
Net sales	$192,755	$254,006	$168,109	$161,984	$170,766	$224,732	$143,072	$139,379
Gross profit	63,406	85,663	50,918	51,447	52,896	71,937	41,690	41,392
Income from operations	16,499	29,297	8,697	9,829	11,282	24,395	5,638	4,941
Net income	8,697	19,030	4,534	6,761	6,855	20,149	1,098	777

Earnings per share:
Basic shares	$0.31	$0.67	$0.16	$0.24	$0.25	$0.76	$0.04	$0.03
Diluted shares	$0.30	$0.66	$0.16	$0.24	$0.24	$0.73	$0.04	$0.03
Weighted average shares outstanding:
Basic shares	28,327	28,320	28,119	27,604	27,134	26,674	26,608	26,559
Diluted shares	28,922	28,886	28,875	28,542	28,245	27,596	26,950	26,969

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 30, 2019, the end of the period covered by this Annual Report on Form 10‑K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2019, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 30, 2019. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 30, 2019.

The effectiveness of our internal control over financial reporting as of March 30, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boot Barn Holdings, Inc. and subsidiaries (the “Company”) as of March 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 30, 2019, of the Company and our report dated May 23, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Costa Mesa, California

May 23, 2019

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended March 30, 2019, and is incorporated herein by reference.

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

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
3.2.1(4)	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(3)	Form of Registration Rights Agreement, by and among Boot Barn Holdings, Inc. and the stockholders listed therein
4.3	Description of Capital Stock
10.1†(5)	Amended and Restated Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.2†(3)	Form of Restricted Stock Award Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.3†(6)	Form of Restricted Stock Unit Issuance Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.4†(3)	Form of Restricted Stock Award Agreement, by and between Boot Barn Holdings, Inc. and Brenda Morris
10.5†(3)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and James G. Conroy
10.6†(3)	Boot Barn Holdings, Inc. 2011 Equity Incentive Plan
10.7†(3)	Boot Barn Holdings, Inc. 2007 Stock Incentive Plan
10.8†(7)	Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy
10.9†(8)	Continued Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Paul Iacono
10.10†(2)	Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.11†(2)	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.12†(8)	Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Gregory V. Hackman
10.13†(8)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and Gregory V. Hackman
10.14†(9)	Boot Barn Holdings, Inc. Cash Incentive Plan for Executives
10.15(3)	NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc.
10.16+(3)	Carrier Agreement P720025535 01, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.17+(3)	Carrier Agreement P780025560 02, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.18(3)	Form of Amended and Restated Indemnification Agreement
10.19+(10)

Credit Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., GCI Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

10.18.1+(12)

First Amendment to Credit Agreement and Collateral Agreement dated as of May 26, 2017, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Golub Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

10.18.2(13)

Second Amendment to Credit Agreement dated as of February 19, 2019, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Golub Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

Exhibit Number	Description
10.19(10)

Guaranty Agreement dated as of June 29, 2015, by and among Boot Barn, Inc. as Borrower, Boot Barn Holdings, Inc. and certain Subsidiaries of Boot Barn Holdings, Inc. as Guarantors, in favor of GCI Capital Markets LLC, as Administrative Agent.

10.20+(10)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc. and certain of its Subsidiaries as Grantors, in favor of GCI Capital Markets LLC, as Administrative Agent.

10.21(10)	Trademark Security Agreement dated as of June 29, 2015 by Sheplers, Inc., in favor of GCI Capital Markets LLC, as Administrative Agent.
10.22(10)	Trademark Security Agreement dated as of June 29, 2015 by Boot Barn, Inc., in favor of GCI Capital Markets LLC, as Administrative Agent.
10.23(10)

Credit Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.23.1(11)

Amendment No. 1, dated as of January 25, 2017, to Credit Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.23.2+(12)

Amendment No. 2, dated as of May 26, 2017, to Credit Agreement and Amendment No. 1, dated as of May 26, 2017, to Collateral Agreement, in each case dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.24(10)

Guaranty Agreement dated as of June 29, 2015 by and among Boot Barn, Inc. and Sheplers, Inc. as Borrowers, Boot Barn Holdings, Inc., Sheplers Holdings Corporation and certain of their Subsidiaries as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.25(10)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc. and certain of their Subsidiaries as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.26(10)	Trademark Security Agreement, dated as of June 29, 2015, by Sheplers, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.27(10)	Trademark Security Agreement, dated as of June 29, 2015, by Boot Barn, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.28	Employment Agreement, effective on or around April 2, 2018, by and between Boot Barn, Inc. and John Hazen.
10.29	Employment Agreement, effective on May 5, 2014, by and between Boot Barn, Inc. and Michael A. Love.
10.29.1	Supplemental Employment Letter Agreement, effective on April 1, 2017, by and between Boot Barn, Inc. and Michael A. Love.
10.29.2	Supplemental Employment Letter Agreement, effective on or around June 12, 2018, by and between Boot Barn, Inc. and Michael A. Love.
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Indicates management contract or compensation plan.

+Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 3, 2015.
(2)	Incorporated by reference to our Quarterly Report on Form 10‑Q filed on December 9, 2014.
(3)	Incorporated by reference to our Registration Statement on Form S‑1, File No. 333‑199008.
(4)	Incorporated by reference to our Current Report on Form 8‑K filed on March 26, 2015.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2016.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 4, 2015.
(7)	Incorporated by reference to our Current Report on Form 8‑K filed on April 8, 2015.
(8)	Incorporated by reference to our Current Report on Form 8‑K filed on January 9, 2015.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2017.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2015.
(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 27, 2017.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on June 1, 2017.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOT BARN HOLDINGS, INC.

Date: May 23, 2019	By:	/s/ James G. Conroy
		Name:	James G. Conroy
		Title:	President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Conroy	President, CEO and Director (Principal Executive Officer)	May 23, 2019
James G. Conroy

/s/ Gregory V. Hackman	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 23, 2019
Gregory V. Hackman

/s/ Greg Bettinelli	Director	May 23, 2019
Greg Bettinelli

/s/ Lisa G. Laube	Director	May 23, 2019
Lisa G. Laube

/s/ Brenda I. Morris	Director	May 23, 2019
Brenda I. Morris

/s/ Anne MacDonald	Director	May 23, 2019
Anne MacDonald

/s/ Peter Starrett	Director	May 23, 2019
Peter Starrett

/s/ Bradley M. Weston	Director	May 23, 2019
Bradley M. Weston