Form 10-Q
period 2019-06-29
Boot Barn Holdings, Inc.
filed 2019-08-02
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2019, the registrant had 28,476,543 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen Weeks Ended June 29, 2019

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 29,	March 30,
	2019	2019

Assets
Current assets:
Cash and cash equivalents	$22,739	$16,614
Accounts receivable, net	6,552	8,095
Inventories	253,895	240,734
Prepaid expenses and other current assets	12,889	11,900
Total current assets	296,075	277,343
Property and equipment, net	93,733	98,663
Right-of-use assets, net	162,702	—
Goodwill	195,858	195,858
Intangible assets, net	60,769	62,845
Other assets	1,464	1,366
Total assets	$810,601	$636,075
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$80,001	$—
Accounts payable	99,471	104,955
Accrued expenses and other current liabilities	48,852	46,988
Right-of-use liabilities, current	30,830	—
Total current liabilities	259,154	151,943
Deferred taxes	16,155	17,202
Long-term portion of notes payable, net	108,464	174,264
Capital lease obligations	—	6,746
Right-of-use liabilities, non-current	146,638	—
Other liabilities	4,495	21,756
Total liabilities	534,906	371,911

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; June 29, 2019 - 100,000 shares authorized, 28,542 shares issued; March 30, 2019 - 100,000 shares authorized, 28,399 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	161,369	159,137
Retained earnings	115,413	105,692
Less: Common stock held in treasury, at cost, 66 and 51 shares at June 29, 2019 and March 30, 2019, respectively	(1,090)	(668)
Total stockholders’ equity	275,695	264,164
Total liabilities and stockholders’ equity	$810,601	$636,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018

Net sales	$185,767	$161,984
Cost of goods sold	123,611	110,537
Gross profit	62,156	51,447
Selling, general and administrative expenses	46,095	41,618
Income from operations	16,061	9,829
Interest expense, net	3,904	4,100
Other income, net	11	—
Income before income taxes	12,168	5,729
Income tax expense/(benefit)	2,447	(1,032)
Net income	$9,721	$6,761

Earnings per share:
Basic shares	$0.34	$0.24
Diluted shares	$0.33	$0.24
Weighted average shares outstanding:
Basic shares	28,380	27,604
Diluted shares	29,025	28,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2019	28,399	$3	$159,137	$105,692	(51)	$(668)	$264,164
Net income	—	—	—	9,721	—	—	9,721
Issuance of common stock related to stock-based compensation	143	—	1,267	—	—	—	1,267
Tax withholding for net share settlement	—	—	—	—	(15)	(422)	(422)
Stock-based compensation expense	—	—	965	—	—	—	965
Balance at June 29, 2019	28,542	$3	$161,369	$115,413	(66)	$(1,090)	$275,695

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 31, 2018	27,331	$3	$148,127	$66,670	(31)	$(194)	$214,606
Net income	—	—	—	6,761	—	—	6,761
Issuance of common stock related to stock-based compensation	709	—	5,038	—	—	—	5,038
Tax withholding for net share settlement	—	—	—	—	(14)	(306)	(306)
Stock-based compensation expense	—	—	612	—	—	—	612
Balance at June 30, 2018	28,040	$3	$153,777	$73,431	(45)	$(500)	$226,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018

Cash flows from operating activities
Net income	$9,721	$6,761
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	4,770	4,238
Stock-based compensation	965	612
Amortization of intangible assets	32	193
Amortization of ROU assets	7,424	—
Amortization of debt issuance fees and debt discount	281	305
Loss on disposal of property and equipment	12	—
Gain on adjustment of ROU asset and liability	(193)	—
Store impairment charge	—	213
Deferred taxes	(1,047)	394
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,612	(1,051)
Inventories	(13,161)	8,910
Prepaid expenses and other current assets	(867)	(1,245)
Other assets	(274)	(14)
Accounts payable	(6,486)	(13,468)
Accrued expenses and other current liabilities	2,719	(745)
Other liabilities	249	403
Operating leases	(7,306)	—
Net cash (used in)/provided by operating activities	$(1,549)	$5,506
Cash flows from investing activities
Purchases of property and equipment	$(6,822)	$(7,064)
Acquisition of business or assets, net of cash acquired	—	(4,424)
Net cash used in investing activities	$(6,822)	$(11,488)
Cash flows from financing activities
Borrowings on line of credit - net	$80,001	$9,731
Repayments on debt and finance lease obligations	(65,147)	(10,123)
Debt issuance fees paid	(1,203)	—
Tax withholding payments for net share settlement	(422)	(306)
Proceeds from the exercise of stock options	1,267	5,038
Net cash provided by financing activities	$14,496	$4,340
Net increase/(decrease) in cash and cash equivalents	6,125	(1,642)
Cash and cash equivalents, beginning of period	16,614	9,016
Cash and cash equivalents, end of period	$22,739	$7,374

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$201	$240
Cash paid for interest	$3,370	$3,769
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,879	$2,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 28,541,893 issued and 28,476,411 outstanding shares of common stock as of June 29, 2019. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 240 stores in 33 states as of both June 29, 2019 and March 30, 2019. As of June 29, 2019, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen weeks ended June 29, 2019 and June 30, 2018 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”) and Boot Barn International (Hong Kong) Limited. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 2020.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the fiscal year ending on March 28, 2020 (“fiscal 2020”) and the fiscal year ended on March 30, 2019 (“fiscal 2019”) consist of 52 weeks.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2019. Presented below in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company’s retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, the Company’s retail stores and e-commerce websites are aggregated into one reporting segment in accordance with guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). The Company’s operations represent two reporting units, retail stores and e-commerce, for the purpose of its goodwill impairment analysis.

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

●	Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities.

●	Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

●	Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of June 29, 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The FASB issued this ASU to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. Enhanced disclosures are also required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, allowing a modified retrospective approach, under which entities have the option to not restate comparative periods and instead recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The amendments in these ASU’s are effective for annual periods, and interim periods within that year, beginning after December 15, 2018. The standards became effective for the Company beginning March 31, 2019, the first day of its fiscal 2020 year.

As a result of the adoption of the new accounting standard, the Company elected transition-related practical expedients as accounting policies which allowed it to not reassess, as of the adoption date, (1) whether any expired or existing contracts are or contain leases, (2) the classification of any expired or existing leases, and (3) if previously capitalized initial direct costs qualify for capitalization under ASC 842. The Company elected the practical expedient option to not separate lease and non-lease components for all of its leases, and also elected the short-term lease recognition exemption that keeps leases with an initial term of 12 months or less excluded from balance sheet capitalization. This results in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of March 31, 2019, the first day of fiscal 2020, the Company recorded right-of-use (ROU) assets of $164.5 million and ROU liabilities of $179.4 million upon adoption of this standard. The adoption of this standard did not have a material impact on its consolidated statements of operations and consolidated statements of cash flows. Refer to “Note 8. Leases” for further discussion.

Revenue Recognition

Revenue is recorded for store sales upon the purchase of merchandise by customers. Transfer of control takes place at the point at which the customer receives and pays for the merchandise at the register. E-commerce sales are recorded when control transfers to the customer, which generally occurs upon delivery of the product. Shipping and handling revenues are included in total net sales. Shipping costs incurred by the Company are included as cost of goods sold.

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $2.0 million as of June 29, 2019 and $1.7 million as of June 30, 2018. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	June 29, 2019	June 30, 2018
Beginning balance as of March 30, 2019 and March 31, 2018, respectively	$1,936	$1,705
Year-to-date provisions	1,468	1,029
Year-to-date award redemptions	(1,378)	(1,060)
Ending balance	$2,026	$1,674

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

Gift Card Program
(in thousands)	June 29, 2019	June 30, 2018
Beginning balance as of March 30, 2019 and March 31, 2018, respectively	$8,796	$7,857
Year-to-date issued	2,395	1,882
Year-to-date redemptions	(2,594)	(2,020)
Ending balance	$8,597	$7,719

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended	Thirteen Weeks Ended
% of Net Sales	June 29, 2019	June 30, 2018
Footwear	52%	53%
Apparel	32%	32%
Hats, accessories and other	16%	15%
Total	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended	Thirteen Weeks Ended
% of Net Sales	June 29, 2019	June 30, 2018
Stores	86%	84%
E-commerce	14%	16%
Total	100%	100%

Recent Accounting Pronouncements

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

4. Intangible Assets, Net and Goodwill

Net intangible assets as of June 29, 2019 and March 30, 2019 consisted of the following:

	June 29, 2019
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$506	$(424)	$82	3.0
Trademarks—definite lived	15	(5)	10	3.0
Total definite lived	521	(429)	92
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,198	$(429)	$60,769

	March 30, 2019
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$506	$(393)	$113	3.0
Below-market leases	5,011	(2,967)	2,044	11.5
Trademarks-definite lived	15	(4)	11	3.0
Total definite lived	5,532	(3,364)	2,168
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$66,209	$(3,364)	$62,845

Amortization expense for intangible assets totaled less than $0.1 million for the thirteen weeks ended June 29, 2019 and $0.2 million for the thirteen weeks ended June 30, 2018, and is included in selling, general and administrative expenses.

As of June 29, 2019, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2020	$86
2021	6
2022	-
2023	-
2024	-
Thereafter	-
Total	$92

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $195.9 million as of both June 29, 2019 and March 30, 2019. As of June 29, 2019, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances. During the thirteen weeks ended June 29, 2019, the Company did not record any long-lived asset impairment charges related to its stores.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of June 29, 2019 and March 30, 2019 was $80.0 million and zero, respectively. Total interest expense incurred in the thirteen weeks ended June 29, 2019 on the June 2015 Wells Fargo Revolver was $0.6 million and the weighted average interest rate for the thirteen weeks ended June 29, 2019 was 3.8%. Total interest expense incurred in the thirteen weeks ended June 30, 2018 on the June 2015 Wells Fargo Revolver was $0.5 million, and the weighted average interest rate for the thirteen weeks ended June 30, 2018 was 3.1%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen weeks ended June 29, 2019 on the 2015 Golub Term Loan was $2.9 million and the weighted average interest rate for the thirteen weeks ended June 29, 2019 was 7.1%. Total interest expense incurred in the thirteen weeks ended June 30, 2018 on the 2015 Golub Term Loan was $3.1 million and the weighted average interest rate for the thirteen weeks ended June 30, 2018 was 6.8%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 29, 2019, the fair value of these embedded derivatives was estimated and was not significant. As of June 29, 2019, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment and 2019 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.5 million and $0.3 million as of June 29, 2019 and March 30, 2019, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $7.1 million were incurred under the 2015 Golub Term Loan, 2017 Golub Amendment and 2019 Golub Amendment and are included as a reduction of the current and non-current note payable on the condensed consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $3.0 million and $2.2 million as of June 29, 2019 and March 30, 2019, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	June 29,	March 30,
(in thousands)	2019	2019
Term Loan	$111,500	$176,500
Unamortized value of the debt issuance costs and debt discount	(3,036)	(2,236)
Net carrying value	$108,464	$174,264

Total amortization expense of $0.3 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in both the thirteen weeks ended June 29, 2019 and June 30, 2018.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of June 29, 2019 are as follows:

Fiscal Year	(in thousands)
2020	$—
2021	—
2022	—
2023	—
2024	111,500
Total	$111,500

6. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of June 29, 2019, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of June 29, 2019, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

Non-Qualified Stock Options

During the thirteen weeks ended June 29, 2019, the Company granted its Chief Executive Officer ("CEO") an option to purchase 227,273 shares of common stock under the 2014 Plan. This option contains both service and market vesting conditions. Vesting of this option is contingent upon the market price of the Company's common stock achieving three stated price targets for 30 consecutive trading days through the fourth anniversary of the date of grant. If the first market price target is met, 33% of the option granted will cliff vest on the fourth anniversary of the date of grant, with an additional 33% of the option vesting if the second market price target is met, and the last 34% of the option vesting if the final market price target is met. The total grant date fair value of this option was $2.0 million, with a grant date fair value of $8.80 per share. The Company is recognizing the expense relating to this stock option on a straight-line basis over the four-year service period. The exercise price of this award is $28.63 per share. The fair value of the option was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of May 20, 2019, the date of grant:

Stock price	$28.63
Exercise price	$28.63
Expected option term	7.0	years
Expected volatility	35.3%
Risk-free interest rate	2.3%
Expected annual dividend yield	0%

During the thirteen weeks ended June 29, 2019, the Company granted certain members of management options to purchase a total of 116,952 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirteen weeks ended June 29, 2019 was $1.3 million, with a grant date fair value of $11.19 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards is $28.63 per share.

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

The fair values of stock options granted during the thirteen weeks ended June 29, 2019 and June 30, 2018 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended
	June 29,				June 30,
	2019				2018
Expected option term(1)	6.3	-	7.0	years	5.3	years
Expected volatility factor(2)	35.3%	-	35.6%		36.1%
Risk-free interest rate(3)			2.3%		2.8%
Expected annual dividend yield			0%		0%
(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period.

The following table summarizes the stock award activity for the thirteen weeks ended June 29, 2019:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at March 30, 2019	1,293,347	$15.40
Granted	344,225	$28.63
Exercised	(86,234)	$14.69		$1,569
Cancelled, forfeited or expired	(4,037)	$30.97
Outstanding at June 29, 2019	1,547,301	$18.35	6.4	$26,759
Vested and expected to vest after June 29, 2019	1,547,301	$18.35	6.4	$26,759
Exercisable at June 29, 2019	519,266	$15.77	4.7	$10,318

A summary of the status of non-vested stock options as of June 29, 2019 including changes during the thirteen weeks ended June 29, 2019 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 30, 2019	917,850	$5.48
Granted	344,225	$9.61
Vested	(233,517)	$5.11
Nonvested shares forfeited	(523)	$8.90
Nonvested at June 29, 2019	1,028,035	$6.95

Restricted Stock Units

During the thirteen weeks ended June 29, 2019, the Company granted 89,985 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirteen weeks ended June 29, 2019 totaled $2.6 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Performance Share Units

During the thirteen weeks ended June 29, 2019, the Company granted 38,546 performance share units to various employees under the 2014 Plan with a grant date fair value of $28.63 per share.

The performance share units granted are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period beginning March 31, 2019 and ending March 26, 2022. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of performance shares to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance units to vest will be 0%, if the performance goals are at the threshold level, the number of performance units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance units to vest will be 200% of the target amounts, each subject to continued service through the last day of the performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award.

The grant date fair value of the performance share units granted during the thirteen weeks ended June 29, 2019 was initially measured using the Company's closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, stock compensation expense would be reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

During the thirteen weeks ended June 30, 2018, the Company did not grant any performance share units.

Stock-Based Compensation Expense

Stock-based compensation expense was $1.0 million and $0.6 million for the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively. Stock-based compensation expense of $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for both the thirteen weeks ended June 29, 2019 and June 30, 2018. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of June 29, 2019, there was $6.6 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 3.30 years. As of June 29, 2019, there was $4.6 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 3.14 years. As of June 29, 2019, there was $1.3 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.89 years.

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

8. Leases

The Company does not own any real estate. Instead, most of its retail store locations are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at the Company’s option. The Company is generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Some leases also require additional payments based on percentage of sales. Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options.

Operating and finance lease ROU liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease ROU assets is performed on a straight-line basis and recorded as part of rent expense in selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease ROU liabilities is recorded within interest expense on the condensed consolidated statements of operations. ROU assets are tested for impairment in the same manner as long-lived assets.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

ROU assets and liabilities as of June 29, 2019 consist of the following:

	Balance Sheet Classification	June 29, 2019 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$7,887
Operating lease assets	Right-of-use assets, net	154,815
Total lease assets		$162,702

Liabilities
Current
Finance	Right-of-use liabilities, current	$635
Operating	Right-of-use liabilities, current	30,195
Total current lease liabilities		$30,830

Non-Current
Finance	Right-of-use liabilities, non-current	$6,581
Operating	Right-of-use liabilities, non-current	140,057
Total non-current lease liabilities		$146,638
Total lease liabilities		$177,468

Total lease cost for the thirteen weeks ended June 29, 2019 was:

		Thirteen Weeks Ended
(in thousands)	Statement of Operations Classification	June 29, 2019
Finance lease cost
Amortization of ROU assets	Cost of goods sold	$179
Interest on ROU liabilities	Interest expense, net	188
Total finance lease cost		$367

Operating lease cost	Cost of goods sold	$9,094
Operating lease cost	Selling, general and administrative expenses	867
Short-term lease cost	Selling, general and administrative expenses	566
Variable lease cost	Selling, general and administrative expenses	564
Total lease cost		$11,458

The following table summarizes future lease payments as of June 29, 2019:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2020	$20,250	$1,012
2021	39,977	1,351
2022	35,329	1,364
2023	30,934	1,311
2024	24,346	1,286
Thereafter	58,447	4,278
Total	209,283	10,602
Less: Imputed interest	(39,031)	(3,386)
Present value of net lease payments	$170,252	$7,216

Prior to the Company’s adoption of ASC 842, its future minimum operating lease commitments as of March 30, 2019 under ASC 840 were (in thousands):

Fiscal Year	Total
2020	$37,877
2021	36,352
2022	31,732
2023	26,649
2024	20,536
Thereafter	44,061
Total	$197,207

The following table includes supplemental lease information:

Thirteen Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,026
Operating cash flows from finance leases	188
Financing cash flows from finance leases	146
$10,360
Lease liabilities arising from new ROU assets
Operating leases	$5,594
Finance leases	$—

Weighted average remaining lease term (in years)
Operating leases	8.0
Finance leases	11.5

Weighted average discount rate
Operating leases	6.4%
Finance leases	10.3%

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

The income tax rate was 20.1% and (18.0%) for the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively. The effective tax rate for the thirteen weeks ended June 30, 2018 is significantly lower than the comparable period in fiscal 2020 due primarily to a $2.5 million tax benefit associated with stock option exercises and the vesting of restricted stock. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is primarily required for certain state net operating losses and credits it expects to expire unused. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 29, 2019 and March 30, 2019, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At June 29, 2019, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10. Related Party Transactions

During the thirteen weeks ended June 29, 2019 and June 30, 2018, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to less than $0.1 million in both the thirteen weeks ended June 29, 2019 and June 30, 2018, and were recorded as property and equipment, net on the condensed consolidated balance sheet. Certain members of the Company’s board of directors either currently serve on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

11. Earnings Per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method, whereby proceeds from such exercise and unamortized compensation, if any, on share-based awards, are assumed to be used by the Company to purchase the shares of common stock at the average market price during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income. Performance share units and market-based stock option awards are excluded from the calculation of diluted earnings per share until their respective performance or market criteria has been achieved.

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen weeks ended June 29, 2019 and June 30, 2018 are as follows:

	Thirteen Weeks Ended
	June 29,	June 30,
(in thousands, except per share data)	2019	2018
Net income	$9,721	$6,761

Weighted average basic shares outstanding	28,380	27,604
Dilutive effect of options and restricted stock	645	938
Weighted average diluted shares outstanding	29,025	28,542

Basic earnings per share	$0.34	$0.24
Diluted earnings per share	$0.33	$0.24

Options to purchase 730,581 shares and 560,224 shares of common stock were outstanding during the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on May 24, 2019 (the “Fiscal 2019 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2019 10-K, and those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of June 29, 2019, we operated 240 stores in 33 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, and selling, general and administrative expenses, as well as the non-GAAP financial measures, earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA adjusted to exclude certain items (“Adjusted EBITDA”), and earnings before interest and taxes, adjusted to exclude certain items (“Adjusted EBIT”). See “—EBITDA, Adjusted EBITDA and Adjusted EBIT” below for more information and “—Results of Operations” for a reconciliation of these measures to net income.

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

Same store sales

The term “same store sales” refers to net sales from stores that have been open at least 13 full fiscal months as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

●	stores that are closed for five or fewer days in any fiscal month are included in same store sales;
●	stores that are closed temporarily, but for more than five days in any fiscal month, are excluded from same store sales beginning in the fiscal month in which the temporary closure begins until the first full month of operation once the store re-opens;
●	stores that are closed temporarily and relocated within their respective trade areas are included in same store sales;
●	stores that are permanently closed are excluded from same store sales beginning in the month preceding closure (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes); and
●	acquired stores are added to same store sales beginning on the later of (a) the applicable acquisition date and (b) the first day of the first fiscal month after the store has been open for at least 13 full fiscal months regardless of whether the store has been operated under our management or predecessor management.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our store base is performing. Numerous factors affect our same store sales, including:

●	national and regional economic trends;
●	our ability to identify and respond effectively to regional consumer preferences;
●	changes in our product mix;
●	changes in pricing;
●	competition;
●	changes in the timing of promotional and advertising efforts;
●	holidays or seasonal periods; and
●	weather.

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

General and administrative expenses—General and administrative expenses include expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-based compensation, legal, and accounting-related expenses and increases resulting from growth in the number of our stores.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements included in the Fiscal 2019 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2019 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2019 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the fiscal year ending on March 28, 2020 (“fiscal 2020”) and the fiscal year ended on March 30, 2019 (“fiscal 2019”) consist of 52 weeks. We identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	June 29,	June 30,
(dollars in thousands)	2019	2018
Condensed Consolidated Statements of Operations Data:
Net sales	$185,767	$161,984
Cost of goods sold	123,611	110,537
Gross profit	62,156	51,447
Selling, general and administrative expenses	46,095	41,618
Income from operations	16,061	9,829
Interest expense, net	3,904	4,100
Other income, net	11	—
Income before income taxes	12,168	5,729
Income tax expense/(benefit)	2,447	(1,032)
Net income	$9,721	$6,761

Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	66.5%	68.2%
Gross profit	33.5%	31.8%
Selling, general and administrative expenses	24.8%	25.7%
Income from operations	8.6%	6.1%
Interest expense, net	2.1%	2.5%
Other income, net	—%	—%
Income before income taxes	6.6%	3.5%
Income tax expense/(benefit)	1.3%	(0.6)%
Net income	5.2%	4.2%
(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended
	June 29,	June 30,
(in thousands)	2019	2018
EBITDA Reconciliation:
Net income	$9,721	$6,761
Income tax expense/(benefit)	2,447	(1,032)
Interest expense, net	3,904	4,100
Depreciation and intangible asset amortization(a)	4,802	4,431
EBITDA	20,874	14,260
Non-cash stock-based compensation(b)	965	612
Non-cash accrual for future award redemptions(c)	97	22
Loss on disposal of assets(d)	12	—
Gain on adjustment of ROU asset and liability(e)	(193)	—
Store impairment charge(f)	—	213
Secondary offering costs(g)	—	176
Adjusted EBITDA	$21,755	$15,283
Depreciation and intangible asset amortization	(4,802)	(4,431)
Adjusted EBIT	$16,953	$10,852
(a)	The thirteen weeks ended June 29, 2019 excludes below-market lease amortization and certain asset depreciation expenses no longer recorded as amortization expense, but rent expense under ASC 842.
(b)	Represents non-cash compensation expenses related to stock options, restricted stock awards and restricted stock units granted to certain of our employees and directors.
(c)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(d)	Represents loss on disposal of assets from store closures.
(e)	Represents a gain on adjustment of a ROU asset and liability.
(f)	Represents store impairment charges recorded in order to reduce the carrying amount of the assets to their estimated fair value.
(g)	Represents professional fees and expenses incurred in connection with the May 2018 secondary offering.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018
Selected Store Data:
Same Store Sales growth	9.4%	11.6%
Stores operating at end of period	240	230
Total retail store square footage, end of period (in thousands)*	2,537	2,416
Average store square footage, end of period*	10,570	10,505
Average net sales per store (in thousands)	$660	$582

*Note: The Company has changed the presentation of square footage to represent the estimated selling square footage in each of its stores and has presented the comparable information for the prior-year presented using the new measurement.

Thirteen Weeks Ended June 29, 2019 Compared to Thirteen Weeks Ended June 30, 2018

Net sales. Net sales increased $23.8 million, or 14.7%, to $185.8 million for the thirteen weeks ended June 29, 2019 from $162.0 million for the thirteen weeks ended June 30, 2018. Consolidated same store sales increased 9.4%.

Excluding the impact of the 0.9% increase in e-commerce same store sales, same store sales increased by 11.1%. Net sales increased during the thirteen weeks ended June 29, 2019 due to the increase in same store sales, sales from new stores added over the past twelve months and the sales contribution from acquired stores.

Gross profit. Gross profit increased $10.7 million, or 20.8%, to $62.2 million for the thirteen weeks ended June 29, 2019 from $51.4 million for the thirteen weeks ended June 30, 2018. As a percentage of net sales, gross profit was 33.5% and 31.8% for the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively. Gross profit increased primarily due to increased sales and an increase in merchandise margin rate. As a percentage of net sales, consolidated gross profit primarily increased as a result of a 150 basis point increase in merchandise margin rate and a 20 basis point decrease in buying and occupancy costs. The higher merchandise margin was driven by better full-price selling and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $4.5 million, or 10.8%, to $46.1 million for the thirteen weeks ended June 29, 2019 from $41.6 million for the thirteen weeks ended June 30, 2018. As a percentage of net sales, SG&A was 24.8% and 25.7% for the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively. The increase in SG&A expenses was primarily a result of additional costs to support higher sales and expenses for both new and acquired stores. As a percentage of net sales, SG&A decreased primarily as a result of leverage on higher sales.

Income from operations. Income from operations increased $6.2 million, or 63.4%, to $16.1 million for the thirteen weeks ended June 29, 2019 from $9.8 million for the thirteen weeks ended June 30, 2018. As a percentage of net sales, income from operations was 8.6% and 6.1% for the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively. The increase in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, was $3.9 million and $4.1 million for the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively. The decrease in interest expense, net was primarily the result of a lower 2015 Golub Term Loan balance in the current-year period relative to the prior-year period, partially offset by higher interest rates associated with both the 2015 Golub Term Loan and June 2015 Wells Fargo Revolver in the current-year period.

Income tax expense/(benefit). Income tax expense was $2.4 million for the thirteen weeks ended June 29, 2019 compared to an income tax benefit of $1.0 million for the thirteen weeks ended June 30, 2018. Our effective tax rate was 20.1% and (18.0%) for the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively. The effective tax rate for the thirteen weeks ended June 30, 2018 was significantly lower than the comparable period in fiscal 2020 due primarily to a $2.5 million tax benefit associated with stock option exercises and the vesting of restricted stock.

Net income. Net income increased $3.0 million to $9.7 million for the thirteen weeks ended June 29, 2019, from $6.8 million for the thirteen weeks ended June 30, 2018. The increase in net income was primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $6.5 million, or 42.3%, to $21.8 million for the thirteen weeks ended June 29, 2019 from $15.3 million for the thirteen weeks ended June 30, 2018. Adjusted EBIT increased $6.1 million, or 56.2%, to $17.0 million for the thirteen weeks ended June 29, 2019 from $10.9 million for the thirteen weeks ended June 30, 2018. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit and a decrease in SG&A as a percentage of net sales.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2020 will be between $27.0 million to $29.0 million (including the capital expenditures made during the thirteen weeks ended June 29, 2019), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was scheduled to mature on June 29, 2021. On June 6, 2019, we entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of June 29, 2019 and March 30, 2019 was $80.0 million and zero, respectively. Total interest expense incurred in the thirteen weeks ended June 29, 2019 on the June 2015 Wells Fargo Revolver was $0.6 million and the weighted average interest rate for the thirteen weeks ended June 29, 2019 was 3.8%. Total interest expense incurred in the thirteen weeks ended June 30, 2018 on the June 2015 Wells Fargo Revolver was $0.5 million and the weighted average interest rate for the thirteen weeks ended June 30, 2018 was 3.1%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on June 29, 2021, the maturity date. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to

June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen weeks ended June 29, 2019 on the 2015 Golub Term Loan was $2.9 million and the weighted average interest rate for the thirteen weeks ended June 29, 2019 was 7.1%. Total interest expense incurred in the thirteen weeks ended June 30, 2018 on the 2015 Golub Term Loan was $3.1 million and the weighted average interest rate for the thirteen weeks ended June 30, 2018 was 6.8%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2.0% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of June 29, 2019, the fair value of these embedded derivatives was estimated and was not significant.

As of June 29, 2019, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $22.7 million as of June 29, 2019 compared to $16.6 million as of March 30, 2019.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
	June 29,	June 30,
(in thousands)	2019	2018
Net cash provided by/(used in):
Operating activities	$(1,549)	$5,506
Investing activities	(6,822)	(11,488)
Financing activities	14,496	4,340
Net increase/(decrease) in cash	$6,125	$(1,642)

Operating Activities

Net cash used in operating activities was $1.5 million for the thirteen weeks ended June 29, 2019. The significant components of cash flows used in operating activities were net income of $9.7 million, the add-back of non-cash depreciation and intangible asset amortization expense of $4.8 million, stock-based compensation expense of $1.0 million, and amortization of debt issuance fees and debt discount of $0.3 million. Accounts payable and accrued expenses and other current liabilities decreased by $3.8 million due to the timing of payments. Inventory increased by $13.2 million due to the growth of the company.

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

Investing Activities

Net cash used in investing activities was $6.8 million for the thirteen weeks ended June 29, 2019, which was primarily attributable to capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $11.5 million for the thirteen weeks ended June 30, 2018, which was primarily attributable to $7.1 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities and $4.4 million for the acquisition of Lone Star.

Financing Activities

Net cash provided by financing activities was $14.5 million for the thirteen weeks ended June 29, 2019. We increased our line of credit borrowings by $80.0 million and repaid $65.1 million on our debt and capital lease obligations during the period. We also received $1.3 million from the exercise of stock options.

Net cash provided by financing activities was $4.3 million for the thirteen weeks ended June 30, 2018. We borrowed $9.7 million on our line of credit and repaid $10.1 million on our debt and capital lease obligations during the period. We also received $5.0 million from the exercise of stock options.

Contractual Obligations

During the thirteen weeks ended June 29, 2019, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2019 10-K, other than those which occur in the normal course of business.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of June 29, 2019, we had $80.0 million outstanding under the June 2015 Wells Fargo Revolver and $111.5 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of June 29, 2019 would be approximately $1.9 million.

As of June 29, 2019, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2019 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 29, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 29, 2019, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2019 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

10.1 (1)

Amendment No. 3 to Credit Agreement, dated as of June 6, 2019, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.2 (1)

Third Amendment to Credit Agreement, dated as of June 6, 2019, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Golub Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

10.3	Form of Employee Restricted Stock Unit Issuance Agreement

10.4	Form of Stock Option Agreement

10.5	Market-Based Stock Option Agreement between the Company and James G. Conroy dated May 20, 2019

10.6	Form of Performance Unit Issuance Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in Inline XBRL.
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

(1) Incorporated by reference to our Current Report on Form 8-K filed on June 12, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boot Barn Holdings, Inc.

Date: August 2, 2019	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2019	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer