Form 10-Q
period 2019-12-28
Boot Barn Holdings, Inc.
filed 2020-02-04
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2019

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

As of February 3, 2020, the registrant had 28,771,509 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Thirty-Nine Weeks Ended December 28, 2019

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 28,	March 30,
	2019	2019

Assets
Current assets:
Cash and cash equivalents	$45,446	$16,614
Accounts receivable, net	11,239	8,095
Inventories	275,352	240,734
Prepaid expenses and other current assets	13,849	11,900
Total current assets	345,886	277,343
Property and equipment, net	102,597	98,663
Right-of-use assets, net	168,082	—
Goodwill	197,502	195,858
Intangible assets, net	61,019	62,845
Other assets	1,749	1,366
Total assets	$876,835	$636,075
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$45,000	$—
Accounts payable	122,800	104,955
Accrued expenses and other current liabilities	78,231	46,988
Short-term lease liabilities	34,135	—
Total current liabilities	280,166	151,943
Deferred taxes	16,466	17,202
Long-term portion of notes payable, net	108,832	174,264
Capital lease obligations	—	6,746
Long-term lease liabilities	152,790	—
Other liabilities	4,642	21,756
Total liabilities	562,896	371,911

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; December 28, 2019 - 100,000 shares authorized, 28,832 shares issued; March 30, 2019 - 100,000 shares authorized, 28,399 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	167,175	159,137
Retained earnings	147,912	105,692
Less: Common stock held in treasury, at cost, 67 and 51 shares at December 28, 2019 and March 30, 2019, respectively	(1,151)	(668)
Total stockholders’ equity	313,939	264,164
Total liabilities and stockholders’ equity	$876,835	$636,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018

Net sales	$283,997	$254,006	$656,947	$584,099
Cost of goods sold	186,961	168,343	438,417	396,071
Gross profit	97,036	85,663	218,530	188,028
Selling, general and administrative expenses	62,059	56,366	154,558	140,205
Income from operations	34,977	29,297	63,972	47,823
Interest expense, net	3,155	4,011	10,369	12,264
Other income, net	37	4	51	4
Income before income taxes	31,859	25,290	53,654	35,563
Income tax expense	7,040	6,260	11,434	5,238
Net income	$24,819	$19,030	$42,220	$30,325

Earnings per share:
Basic shares	$0.87	$0.67	$1.48	$1.08
Diluted shares	$0.85	$0.66	$1.45	$1.05
Weighted average shares outstanding:
Basic shares	28,665	28,320	28,516	28,014
Diluted shares	29,367	28,886	29,188	28,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2019	28,399	$3	$159,137	$105,692	(51)	$(668)	$264,164
Net income	—	—	—	9,721	—	—	9,721
Issuance of common stock related to stock-based compensation	143	—	1,267	—	—	—	1,267
Tax withholding for net share settlement	—	—	—	—	(15)	(422)	(422)
Stock-based compensation expense	—	—	965	—	—	—	965
Balance at June 29, 2019	28,542	$3	$161,369	$115,413	(66)	$(1,090)	$275,695
Net income	—	—	—	7,680	—	—	7,680
Issuance of common stock related to stock-based compensation	90	—	655	—	—	—	655
Tax withholding for net share settlement	—	—	—	—	(1)	(61)	(61)
Stock-based compensation expense	—	—	1,180	—	—	—	1,180
Balance at September 28, 2019	28,632	$3	$163,204	$123,093	(67)	$(1,151)	$285,149
Net income	—	—	—	24,819	—	—	24,819
Issuance of common stock related to stock-based compensation	200	—	2,790	—	—	—	2,790
Tax withholding for net share settlement	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,181	—	—	—	1,181
Balance at December 28, 2019	28,832	$3	$167,175	$147,912	(67)	$(1,151)	$313,939

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 31, 2018	27,331	$3	$148,127	$66,670	(31)	$(194)	$214,606
Net income	—	—	—	6,761	—	—	6,761
Issuance of common stock related to stock-based compensation	709	—	5,038	—	—	—	5,038
Tax withholding for net share settlement	—	—	—	—	(14)	(306)	(306)
Stock-based compensation expense	—	—	612	—	—	—	612
Balance at June 30, 2018	28,040	$3	$153,777	$73,431	(45)	$(500)	$226,711
Net income	—	—	—	4,534	—	—	4,534
Issuance of common stock related to stock-based compensation	337	—	2,987	—	—	—	2,987
Tax withholding for net share settlement	—	—	—	—	(2)	(74)	(74)
Stock-based compensation expense	—	—	804	—	—	—	804
Balance at September 29, 2018	28,377	$3	$157,568	$77,965	(47)	$(574)	$234,962
Net income	—	—	—	19,030	—	—	19,030
Issuance of common stock related to stock-based compensation	—	—	—	—	—	—	—
Tax withholding for net share settlement	—	—	—	—	(1)	(23)	(23)
Stock-based compensation expense	—	—	792	—	—	—	792
Balance at December 29, 2018	28,377	$3	$158,360	$96,995	(48)	$(597)	$254,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 28,	December 29,
	2019	2018

Cash flows from operating activities
Net income	$42,220	$30,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,384	13,225
Stock-based compensation	3,326	2,207
Amortization of intangible assets	127	499
Amortization of right-of-use assets	22,899	—
Amortization of debt issuance fees and debt discount	725	933
Loss on disposal of property and equipment	389	23
Gain on adjustment of right-of-use assets and lease liabilities	(186)	—
Damaged asset write-off	—	103
Insurance recovery receivable	—	(99)
Accretion of above market leases	—	(20)
Store impairment charge	—	455
Deferred taxes	(736)	2,113
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	290	(3,522)
Inventories	(32,257)	(11,897)
Prepaid expenses and other current assets	(1,885)	1,774
Other assets	(559)	(269)
Accounts payable	17,063	32,761
Accrued expenses and other current liabilities	31,929	21,410
Other liabilities	396	1,588
Operating leases	(22,324)	—
Net cash provided by operating activities	$76,801	$91,609
Cash flows from investing activities
Purchases of property and equipment	$(27,550)	$(21,826)
Acquisition of business, net of cash acquired	(3,688)	(4,424)
Insurance recoveries for property and equipment	717	4
Net cash used in investing activities	$(30,521)	$(26,246)
Cash flows from financing activities
Borrowings/(payments) on line of credit - net	$45,000	$(21,006)
Repayments on debt and finance lease obligations	(65,456)	(10,382)
Debt issuance fees paid	(1,221)	—
Tax withholding payments for net share settlement	(483)	(403)
Proceeds from the exercise of stock options	4,712	8,026
Net cash used in financing activities	$(17,448)	$(23,765)
Net increase in cash and cash equivalents	28,832	41,598
Cash and cash equivalents, beginning of period	16,614	9,016
Cash and cash equivalents, end of period	$45,446	$50,614

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,139	$397
Cash paid for interest	$9,472	$11,290
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,659	$1,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company and Basis of Presentation

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 28,831,991 issued and 28,764,670 outstanding shares of common stock as of December 28, 2019. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 251 stores in 33 states as of December 28, 2019 and 240 stores in 33 states as of March 30, 2019. As of December 28, 2019, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended December 28, 2019 and December 29, 2018 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”) and Boot Barn International (Hong Kong) Limited. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Inventories

Inventory consists primarily of purchased merchandise and is valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and includes the cost of merchandise and import-related costs, including freight, duty and agent commissions. The Company assesses the recoverability of inventory through a periodic review of historical usage and present demand. When the inventory on hand exceeds the foreseeable demand, the value of inventory that, at the time of the review, is not expected to be sold at or above cost is written down to its estimated net realizable value.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of December 28, 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The FASB issued this Accounting Standards Update (“ASU”) to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases and finance leases under current U.S. GAAP and disclosing key information about leasing arrangements. Enhanced disclosures are also required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, allowing a modified retrospective approach, under which entities have the option to not restate comparative periods and instead recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The amendments in these ASU’s are effective for annual periods, and interim periods within that year, beginning after December 15, 2018. The standards became effective for the Company beginning March 31, 2019, the first day of its fiscal 2020 year.

As a result of the adoption of the new accounting standard, the Company elected transition-related practical expedients as accounting policies which allowed it to not reassess, as of the adoption date, (1) whether any expired or existing contracts are or contain leases, (2) the classification of any expired or existing leases, and (3) if previously capitalized initial direct costs qualify for capitalization under ASC 842. The Company elected the practical expedient option to not separate lease and non-lease components for all of its leases, and also elected the short-term lease recognition exemption that keeps leases with an initial term of 12 months or less excluded from balance sheet capitalization. This results in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of March 31, 2019, the first day of fiscal 2020, the Company recorded right-of-use (“ROU”) assets of $164.5 million and lease liabilities of $179.4 million upon adoption of this standard. The adoption of this standard did not have a material impact on its consolidated statements of operations and consolidated statements of cash flows. Refer to Note 8, “Leases” for further discussion.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $2.6 million as of December 28, 2019 and $2.1 million as of December 29, 2018. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	December 28, 2019	December 29, 2018
Beginning balance as of March 30, 2019 and March 31, 2018, respectively	$1,936	$1,705
Year-to-date provisions	5,410	4,237
Year-to-date award redemptions	(4,795)	(3,798)
Ending balance	$2,551	$2,144

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

Gift Card Program
(in thousands)	December 28, 2019	December 29, 2018
Beginning balance as of March 30, 2019 and March 31, 2018, respectively	$8,796	$7,857
Year-to-date issued	13,269	11,165
Year-to-date redemptions	(9,221)	(7,492)
Ending balance	$12,844	$11,530

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Footwear	48%	49%	50%	51%
Apparel	37%	37%	35%	34%
Hats, accessories and other	15%	14%	15%	15%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Stores	82%	82%	84%	83%
E-commerce	18%	18%	16%	17%
Total	100%	100%	100%	100%

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

4. Intangible Assets, Net and Goodwill

Net intangible assets as of December 28, 2019 and March 30, 2019 consisted of the following (in thousands, except for weighted average useful life):

	December 28, 2019
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$851	$(516)	$335	3.8
Trademarks—definite lived	15	(8)	7	3.0
Total definite lived	866	(524)	342
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,543	$(524)	$61,019

	March 30, 2019
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$506	$(393)	$113	3.0
Below-market leases	5,011	(2,967)	2,044	11.5
Trademarks-definite lived	15	(4)	11	3.0
Total definite lived	5,532	(3,364)	2,168
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$66,209	$(3,364)	$62,845

Amortization expense for intangible assets totaled less than $0.1 million for the thirteen weeks ended December 28, 2019 and $0.1 million for the thirteen weeks ended December 29, 2018, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled $0.1 million for the thirty-nine weeks ended December 28, 2019 and $0.5 million for the thirty-nine weeks ended December 29, 2018, and is included in selling, general and administrative expenses.

As of December 28, 2019, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2020	$45
2021	89
2022	72
2023	62
2024	54
Thereafter	20
Total	$342

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million and $195.9 million as of December 28, 2019 and March 30, 2019, respectively. As of December 28, 2019, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances. During the thirteen and thirty-nine weeks ended December 28, 2019, the Company did not record any long-lived asset impairment charges related to its stores. During the thirteen and thirty-nine weeks ended December 29, 2018, the Company recorded long-lived asset impairment charges of $0.2 million and $0.5 million, respectively, related to its stores.

The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill	December 28, 2019
Balance as of March 30, 2019	$195,858
Goodwill as a result of the G.&L. Clothing Inc. Acquisition	1,644
Balance as of December 28, 2019	$197,502

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of December 28, 2019 and March 30, 2019 was $45.0 million and zero, respectively. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 28, 2019 on the June 2015 Wells Fargo Revolver was $0.9 million and $2.4 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 28, 2019 was 3.2%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 29, 2018 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 29, 2018 was 3.6%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date, which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 28, 2019 on the 2015 Golub Term Loan was $1.9 million and $6.7 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 28, 2019 was 6.6%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 29, 2018 on the 2015 Golub Term Loan was $3.1 million and $9.3 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 29, 2018 was 6.9%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 28, 2019, the fair value of these embedded derivatives was estimated and was not significant. As of December 28, 2019, the Company was in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment and 2019 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.4 million and $0.3 million as of December 28, 2019 and March 30, 2019, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $7.1 million were incurred under the 2015 Golub Term Loan, 2017 Golub Amendment and 2019 Golub Amendment and are included as a reduction of the current and non-current notes payable on the condensed consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $2.7 million and $2.2 million as of December 28, 2019 and March 30, 2019, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	December 28,	March 30,
(in thousands)	2019	2019
Term Loan	$111,500	$176,500
Unamortized value of the debt issuance costs and debt discount	(2,668)	(2,236)
Net carrying value	$108,832	$174,264

Total amortization expense of $0.2 million and $0.3 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively.

Total amortization expense of $0.7 million and $0.9 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of December 28, 2019 are as follows:

Fiscal Year	(in thousands)
2020	$—
2021	—
2022	—
2023	—
2024	111,500
Total	$111,500

6. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of December 28, 2019, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of December 28, 2019, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

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

During the thirteen weeks ended December 28, 2019, the Company did not grant options to purchase shares under the 2014 Plan.

During the thirty-nine weeks ended December 28, 2019, the Company granted certain members of management options to purchase a total of 116,952 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirty-nine weeks ended December 28, 2019 was $1.3 million, with a grant date fair value of $11.19 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards is $28.63 per share.

During the thirteen weeks ended December 29, 2018, the Company did not grant options to purchase shares under the 2014 Plan.

During the thirty-nine weeks ended December 29, 2018, the Company granted certain members of management options to purchase a total of 264,691 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirty-nine weeks ended December 29, 2018 was $2.4 million, with a grant date fair value ranging from $8.90 to $11.11 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards range between $23.92 and $29.73 per share.

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

The fair values of stock options granted during the thirteen and thirty-nine weeks ended December 28, 2019 and December 29, 2018 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,				December 29,
	2019	2018	2019				2018
Expected option term(1)	N/A	N/A	6.3	-	7.0	years			5.3	years
Expected volatility factor(2)	N/A	N/A	35.3%	-	35.6%		36.1%	-	36.5%
Risk-free interest rate(3)	N/A	N/A			2.3%				2.8%
Expected annual dividend yield	N/A	N/A			0%				0%
(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period.

The following table summarizes the stock award activity for the thirty-nine weeks ended December 28, 2019:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at March 30, 2019	1,293,347	$15.40
Granted	344,225	$28.63
Exercised	(364,536)	$12.93		$8,996
Cancelled, forfeited or expired	(5,401)	$27.50
Outstanding at December 28, 2019	1,267,635	$19.66	6.2	$29,933
Vested and expected to vest after December 28, 2019	1,267,635	$19.66	6.2	$29,933
Exercisable at December 28, 2019	283,134	$19.26	4.1	$6,799

A summary of the status of non-vested stock options as of December 28, 2019 including changes during the thirty-nine weeks ended December 28, 2019 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 30, 2019	917,850	$5.48
Granted	344,225	$9.61
Vested	(275,757)	$5.45
Nonvested shares forfeited	(1,817)	$7.04
Nonvested at December 28, 2019	984,501	$6.93

Restricted Stock Units

During the thirteen weeks ended December 28, 2019, the Company did not grant any restricted stock units. During the thirty-nine weeks ended December 28, 2019, the Company granted 89,985 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirty-nine weeks ended December 28, 2019 totaled $2.6 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Performance Share Units

During the thirteen weeks ended December 28, 2019, the Company did not grant any performance share units. During the thirty-nine weeks ended December 28, 2019, the Company granted 38,546 performance share units to various employees under the 2014 Plan with a grant date fair value of $28.63 per share.

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

The grant date fair value of the performance share units granted during the thirty-nine weeks ended December 28, 2019 was initially measured using the Company's closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, stock compensation expense would be reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

During the thirteen and thirty-nine weeks ended December 29, 2018, the Company did not grant any performance share units.

Stock-Based Compensation Expense

Stock-based compensation expense was $1.2 million and $0.8 million for the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively. Stock-based compensation expense was $3.3 million and $2.2 million for the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively. Stock-based compensation expense of $0.2 million and $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively. Stock-based compensation expense of $0.5 million and $0.3 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of December 28, 2019, there was $5.4 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.91 years. As of December 28, 2019, there was $3.6 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.81 years. As of December 28, 2019, there was $1.3 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.39 years.

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

ROU assets and lease liabilities as of December 28, 2019 consist of the following:

	Balance Sheet Classification	December 28, 2019 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$7,523
Operating lease assets	Right-of-use assets, net	160,559
Total lease assets		$168,082

Liabilities
Current
Finance	Short-term lease liabilities	$674
Operating	Short-term lease liabilities	33,461
Total short-term lease liabilities		$34,135

Non-Current
Finance	Long-term lease liabilities	$6,232
Operating	Long-term lease liabilities	146,558
Total long-term lease liabilities		$152,790
Total lease liabilities		$186,925

Total lease costs for the thirteen and thirty-nine weeks ended December 28, 2019 were:

		Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(in thousands)	Statement of Operations Classification	December 28, 2019	December 28, 2019
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	$178	$535
Interest on lease liabilities	Interest expense, net	178	551
Total finance lease cost		$356	$1,086

Operating lease cost	Cost of goods sold	$10,116	$29,541
Operating lease cost	Selling, general and administrative expenses	422	1,275
Short-term lease cost	Selling, general and administrative expenses	932	2,092
Variable lease cost	Selling, general and administrative expenses	758	1,909
Sublease income	Cost of goods sold	(22)	(22)
Total lease cost		$12,562	$35,881

The following table summarizes future lease payments as of December 28, 2019:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2020	$10,952	$336
2021	44,353	1,346
2022	38,944	1,359
2023	34,463	1,305
2024	27,912	1,280
Thereafter	76,569	4,261
Total	233,193	9,887
Less: Imputed interest	(53,174)	(2,981)
Present value of net lease payments	$180,019	$6,906

Prior to the Company’s adoption of ASC 842, its future minimum operating lease commitments as of March 30, 2019 under ASC 840 were (in thousands):

Fiscal Year	Total
2020	$37,877
2021	36,352
2022	31,732
2023	26,649
2024	20,536
Thereafter	44,061
Total	$197,207

The following table includes supplemental lease information:

Thirty-Nine Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30,583
Operating cash flows from finance leases	551
Financing cash flows from finance leases	461
$31,595
Lease liabilities arising from new right-of-use assets
Operating leases	$33,646
Finance leases	$—

Weighted average remaining lease term (in years)
Operating leases	6.4
Finance leases	10.6

Weighted average discount rate
Operating leases	6.3%
Finance leases	10.2%

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

The income tax rate was 22.1% and 24.8% for the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively, and 21.3% and 14.7% for the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively. The thirteen weeks ended December 28, 2019 include $1.1 million of tax benefit due to income tax accounting for share-based compensation compared to a lower tax benefit of less than $0.1 million for the thirteen weeks ended December 29, 2018. The thirty-nine weeks ended December 28, 2019 include $1.9 million of tax benefit due to income tax accounting for share-based compensation compared to a higher tax benefit of $3.6 million for the thirty-nine weeks ended December 29, 2018. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is primarily required for certain state net operating losses and credits it expects to expire unused. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 28, 2019 and March 30, 2019, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At December 28, 2019, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10. Related Party Transactions

During the thirteen and thirty-nine weeks ended December 28, 2019 and December 29, 2018, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to $0.2 million and $0.1 million in the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively. These capital expenditures amounted to $0.5 million and $0.4 million in the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheets. Certain members of the Company’s board of directors either currently serve on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and thirty-nine weeks ended December 28, 2019 and December 29, 2018 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
(in thousands, except per share data)	2019	2018	2019	2018
Net income	$24,819	$19,030	$42,220	$30,325

Weighted average basic shares outstanding	28,665	28,320	28,516	28,014
Dilutive effect of options and restricted stock	702	566	672	761
Weighted average diluted shares outstanding	29,367	28,886	29,188	28,775

Basic earnings per share	$0.87	$0.67	$1.48	$1.08
Diluted earnings per share	$0.85	$0.66	$1.45	$1.05

Options to purchase zero shares and 462,024 shares of common stock were outstanding during the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase 377,492 shares and 462,024 shares of common stock were outstanding during the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of December 28, 2019, we operated 251 stores in 33 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, and selling, general and administrative expenses (“SG&A”), as well as the non-GAAP financial measures, earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA adjusted to exclude certain items (“Adjusted EBITDA”), and earnings before interest and taxes, adjusted to exclude certain items (“Adjusted EBIT”). See “—EBITDA, Adjusted EBITDA and Adjusted EBIT” below for more information and “—Results of Operations” for a reconciliation of these measures to net income.

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

Same store sales

The term “same store sales” refers to net sales from stores that have been open at least 13 full fiscal months as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

●	stores that are closed for five or fewer days in any fiscal month are included in same store sales;
●	stores that are closed temporarily, but for more than five days in any fiscal month, are excluded from same store sales beginning in the fiscal month in which the temporary closure begins (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes) until the first full month of operation once the store re-opens;
●	stores that are closed temporarily and relocated within their respective trade areas are included in same store sales;
●	stores that are permanently closed are excluded from same store sales beginning in the month preceding closure (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes); and
●	acquired stores are added to same store sales beginning on the later of (a) the applicable acquisition date and (b) the first day of the first fiscal month after the store has been open for at least 13 full fiscal months regardless of whether the store has been operated under our management or predecessor management.

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

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-

based compensation, legal, and accounting-related expenses and increases resulting from growth in the number of our stores.

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important non-GAAP financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss on disposal of assets, gain on adjustment of right-of-use assets and lease liabilities, store impairment charges and secondary offering costs. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Results of Operations” below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. Our credit facilities also require us to use EBITDA, Adjusted EBITDA and Adjusted EBIT in calculating covenant compliance. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
(dollars in thousands)	2019	2018	2019	2018
Condensed Consolidated Statements of Operations Data:
Net sales	$283,997	$254,006	$656,947	$584,099
Cost of goods sold	186,961	168,343	438,417	396,071
Gross profit	97,036	85,663	218,530	188,028
Selling, general and administrative expenses	62,059	56,366	154,558	140,205
Income from operations	34,977	29,297	63,972	47,823
Interest expense, net	3,155	4,011	10,369	12,264
Other income, net	37	4	51	4
Income before income taxes	31,859	25,290	53,654	35,563
Income tax expense	7,040	6,260	11,434	5,238
Net income	$24,819	$19,030	$42,220	$30,325

Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.8%	66.3%	66.7%	67.8%
Gross profit	34.2%	33.7%	33.3%	32.2%
Selling, general and administrative expenses	21.9%	22.2%	23.5%	24.0%
Income from operations	12.3%	11.5%	9.7%	8.2%
Interest expense, net	1.1%	1.6%	1.6%	2.1%
Other income, net	—%	—%	—%	—%
Income before income taxes	11.2%	10.0%	8.2%	6.1%
Income tax expense	2.5%	2.5%	1.7%	0.9%
Net income	8.7%	7.5%	6.4%	5.2%
(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
(in thousands)	2019	2018	2019	2018
EBITDA Reconciliation:
Net income	$24,819	$19,030	$42,220	$30,325
Income tax expense	7,040	6,260	11,434	5,238
Interest expense, net	3,155	4,011	10,369	12,264
Depreciation and intangible asset amortization(a)	5,682	4,720	15,511	13,724
EBITDA	40,696	34,021	79,534	61,551
Non-cash stock-based compensation(b)	1,181	791	3,326	2,207
Non-cash accrual for future award redemptions(c)	575	526	661	640
Loss/(gain) on disposal of assets(d)	377	(4)	389	23
Loss/(gain) on adjustment of right-of-use assets and lease liabilities(e)	7	—	(186)	—
Store impairment charge(f)	—	150	—	455
Secondary offering costs(g)	—	—	—	176
Adjusted EBITDA	$42,836	$35,484	$83,724	$65,052
Depreciation and intangible asset amortization	(5,682)	(4,720)	(15,511)	(13,724)
Adjusted EBIT	$37,154	$30,764	$68,213	$51,328
(a)	The thirteen and thirty-nine weeks ended December 28, 2019 exclude below-market lease amortization and certain asset depreciation expenses no longer recorded as amortization expense, but as rent expense under ASC 842.
(b)	Represents non-cash compensation expenses related to stock options, restricted stock awards, restricted stock units and performance share units granted to certain of our employees and directors.
(c)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(d)	Represents loss/(gain) on disposal of assets.
(e)	Represents loss/(gain) on adjustment of right-of-use assets and lease liabilities.
(f)	Represents store impairment charges recorded in order to reduce the carrying amount of the assets to their estimated fair values.
(g)	Represents professional fees and expenses incurred in connection with the May 2018 secondary offering.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Selected Store Data:
Same Store Sales growth	6.7%	9.2%	7.8%	10.4%
Stores operating at end of period	251	234	251	234
Total retail store square footage, end of period (in thousands)*	2,639	2,486	2,639	2,486
Average store square footage, end of period*	10,514	10,624	10,514	10,624
Average net sales per store (in thousands)	$903	$862	$2,161	$2,031

*Note: The Company has changed the presentation of square footage to represent the estimated selling square footage in each of its stores and has presented the comparable information for the prior-year periods presented using the new measurement.

Thirteen Weeks Ended December 28, 2019 Compared to Thirteen Weeks Ended December 29, 2018

Net sales. Net sales increased $30.0 million, or 11.8%, to $284.0 million for the thirteen weeks ended December 28, 2019 from $254.0 million for the thirteen weeks ended December 29, 2018. Consolidated same store sales increased 6.7%. Excluding the impact of the 11.0% increase in e-commerce same store sales, same store sales increased by 5.7%. Net sales increased during the thirteen weeks ended December 28, 2019 due to the increase in same store sales and sales from stores added over the past twelve months.

Gross profit. Gross profit increased $11.4 million, or 13.3%, to $97.0 million for the thirteen weeks ended December 28, 2019 from $85.7 million for the thirteen weeks ended December 29, 2018. As a percentage of net sales, gross profit was 34.2% and 33.7% for the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively. Gross profit increased primarily due to increased sales and an increase in merchandise margin rate. As a percentage of net sales, consolidated gross profit primarily increased as a result of a 50 basis point increase in merchandise margin rate. The higher merchandise margin was driven by growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $5.7 million, or 10.1%, to $62.1 million for the thirteen weeks ended December 28, 2019 from $56.4 million for the thirteen weeks ended December 29, 2018. As a percentage of net sales, SG&A was 21.9% and 22.2% for the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively. The increase in SG&A expenses was primarily a result of additional costs to support higher sales and expenses for both new and acquired stores. As a percentage of net sales, SG&A decreased by 30 basis points primarily as a result of expense leverage on higher sales.

Income from operations. Income from operations increased $5.7 million, or 19.4%, to $35.0 million for the thirteen weeks ended December 28, 2019 from $29.3 million for the thirteen weeks ended December 29, 2018. As a percentage of net sales, income from operations was 12.3% and 11.5% for the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively. The increase in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, was $3.2 million and $4.0 million for the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively. The decrease in interest expense, net was primarily the result of a lower 2015 Golub Term Loan balance in the current-year period relative to the prior-year period, partially offset by a higher outstanding balance on the June 2015 Wells Fargo Revolver in the current-year period.

Income tax expense. Income tax expense was $7.0 million and $6.3 million for the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively. Our effective tax rate was 22.1% and 24.8% for the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively. The effective tax rate for the thirteen weeks ended December 28, 2019 is lower than the comparable period in the prior year due primarily to a $1.1 million tax benefit due to income tax accounting for share-based compensation compared to a lower tax benefit of less than $0.1 million for the thirteen weeks ended December 29, 2018.

Net income. Net income increased $5.8 million to $24.8 million for the thirteen weeks ended December 28, 2019, from $19.0 million for the thirteen weeks ended December 29, 2018. The increase in net income was primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $7.4 million, or 20.7%, to $42.8 million for the thirteen weeks ended December 28, 2019 from $35.5 million for the thirteen weeks ended December 29, 2018. Adjusted EBIT increased $6.4 million, or 20.8%, to $37.2 million for the thirteen weeks ended December 28, 2019 from $30.8 million for the thirteen weeks ended December 29, 2018. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit and a decrease in SG&A as a percentage of net sales.

Thirty-Nine Weeks Ended December 28, 2019 Compared to Thirty-Nine Weeks Ended December 29, 2018

Net sales. Net sales increased $72.8 million, or 12.5%, to $656.9 million for the thirty-nine weeks ended December 28, 2019 from $584.1 million for the thirty-nine weeks ended December 29, 2018. Consolidated same store sales increased 7.8%. Excluding the impact of the 7.4% increase in e-commerce same store sales, same store sales increased by 7.9%. Net sales increased during the thirty-nine weeks ended December 28, 2019 due to the increase in same store sales and sales from stores added over the past twelve months.

Gross profit. Gross profit increased $30.5 million, or 16.2%, to $218.5 million for the thirty-nine weeks ended December 28, 2019 from $188.0 million for the thirty-nine weeks ended December 29, 2018. As a percentage of net sales, gross profit was 33.3% and 32.2% for the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively. Gross profit increased primarily due to increased sales and an increase in merchandise margin rate. As a percentage of net sales, consolidated gross profit primarily increased as a result of a 120 basis point increase in merchandise margin rate, partially offset by 10 basis points of deleverage in buying and occupancy costs. The higher merchandise margin was driven by better full-price selling and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $14.4 million, or 10.2%, to $154.6 million for the thirty-nine weeks ended December 28, 2019 from $140.2 million for the thirty-nine weeks ended December 29, 2018. As a percentage of net sales, SG&A was 23.5% and 24.0% for the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively. The increase in SG&A expenses was primarily a result of additional costs to support higher sales and expenses for both new and acquired stores. As a percentage of net sales, SG&A decreased by 50 basis points primarily as a result of expense leverage on higher sales.

Income from operations. Income from operations increased $16.1 million, or 33.8%, to $64.0 million for the thirty-nine weeks ended December 28, 2019 from $47.8 million for the thirty-nine weeks ended December 29, 2018. As a percentage of net sales, income from operations was 9.7% and 8.2% for the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively. The increase in income from operations was attributable to the factors noted above.

Interest expense, net. Interest expense, net, was $10.4 million and $12.3 million for the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively. The decrease in interest expense, net was primarily the result of a lower 2015 Golub Term Loan balance in the current-year period relative to the prior-year period, partially offset by a higher outstanding balance on the June 2015 Wells Fargo Revolver in the current-year period.

Income tax expense. Income tax expense was $11.4 million for the thirty-nine weeks ended December 28, 2019 compared to income tax expense of $5.2 million for the thirty-nine weeks ended December 29, 2018. Our effective tax rate was 21.3% and 14.7% for the thirty-nine weeks ended December 28, 2019 and December 29, 2018, respectively. The effective tax rate for the thirty-nine weeks ended December 28, 2019 is higher than the comparable period in the prior year due primarily to a $1.9 million tax benefit due to income tax accounting for share-based compensation compared to a higher tax benefit of $3.6 million for the thirty-nine weeks ended December 29, 2018.

Net income. Net income increased $11.9 million to $42.2 million for the thirty-nine weeks ended December 28, 2019, from $30.3 million for the thirty-nine weeks ended December 29, 2018. The increase in net income was primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $18.7 million, or 28.7%, to $83.7 million for the thirty-nine weeks ended December 28, 2019 from $65.1 million for the thirty-nine weeks ended December 29, 2018. Adjusted EBIT increased $16.9 million, or 32.9%, to $68.2 million for the thirty-nine weeks ended December 28, 2019 from $51.3 million for the thirty-nine weeks ended December 29, 2018. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit and a decrease in SG&A as a percentage of net sales.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2020 will be between $30.0 million to $32.0 million (including the capital expenditures made during the thirty-nine weeks ended December 28, 2019), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, we entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of December 28, 2019 and March 30, 2019 was $45.0 million and zero, respectively. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 28, 2019 on the June 2015 Wells Fargo Revolver was $0.9 million and $2.4 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 28, 2019 was 3.2%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 29, 2018 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 29, 2018 was 3.6%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date, which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 28, 2019 on the 2015 Golub Term Loan was $1.9 million and $6.7 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 28, 2019 was 6.6%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 29, 2018 on the 2015 Golub Term Loan was $3.1 million and $9.3 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 29, 2018 was 6.9%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2.0% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of December 28, 2019, the fair value of these embedded derivatives was estimated and was not significant.

As of December 28, 2019, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $45.4 million as of December 28, 2019 compared to $16.6 million as of March 30, 2019.

The following table presents summary cash flow information for the periods indicated:

	Thirty-Nine Weeks Ended
	December 28,	December 29,
(in thousands)	2019	2018
Net cash provided by/(used in):
Operating activities	$76,801	$91,609
Investing activities	(30,521)	(26,246)
Financing activities	(17,448)	(23,765)
Net increase in cash	$28,832	$41,598

Operating Activities

Net cash provided by operating activities was $76.8 million for the thirty-nine weeks ended December 28, 2019. The significant components of cash flows provided by operating activities were net income of $42.2 million, the add-back of non-cash depreciation and intangible asset amortization expense of $15.5 million, stock-based compensation expense of $3.3 million, amortization of right-of-use assets of $22.9 million and amortization of debt issuance fees and debt discount of $0.7 million. Accounts payable and accrued expenses and other current liabilities increased by $49.0 million due to the timing of payments. Inventory increased by $32.3 million due to the growth of the company.

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

Investing Activities

Net cash used in investing activities was $30.5 million for the thirty-nine weeks ended December 28, 2019, which was primarily attributable to $27.6 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities and $3.7 million for the acquisition of G.&L. Clothing.

Net cash used in investing activities was $26.2 million for the thirty-nine weeks ended December 29, 2018, which was primarily attributable to $21.8 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities and $4.4 million for the acquisition of Lone Star.

Financing Activities

Net cash used in financing activities was $17.4 million for the thirty-nine weeks ended December 28, 2019. We increased our line of credit borrowings by $45.0 million and repaid $65.5 million on our debt and finance lease obligations during the period. We also received $4.7 million from the exercise of stock options.

Net cash used in financing activities was $23.8 million for the thirty-nine weeks ended December 29, 2018. We reduced our line of credit borrowings by $21.0 million and repaid $10.4 million on our debt and capital lease obligations during the period. We also received $8.0 million from the exercise of stock options.

Contractual Obligations

During the thirteen and thirty-nine weeks ended December 28, 2019, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2019 10-K, other than those which occur in the normal course of business.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of December 28, 2019, we had $45.0 million outstanding under the June 2015 Wells Fargo Revolver and $111.5 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of December 28, 2019 would be approximately $1.6 million.

As of December 28, 2019, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2019 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 28, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 28, 2019, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the updated risk set forth below, as well as the risks contained in “Item 1A—Risk Factors” in our Fiscal 2019 10-K.

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

Additionally, public health issues affecting China, Mexico or another foreign country from which a large portion of our third-party and private brand merchandise is purchased and imported, including the recent outbreak of the Coronavirus respiratory illness first identified in Wuhan, China, may result in the temporary closure of our suppliers’ facilities or shipping ports, resulting in product delivery delays. This impact on our supply chain could have a material adverse effect on our financial condition and results of operations.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2019, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: February 4, 2020	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2020	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)