Form 10-K
period 2020-03-28
Boot Barn Holdings, Inc.
filed 2020-05-22
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2020
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $838.7 million. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 19, 2020 was 28,809,620.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2020 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements refer to our current expectations and projections relating to, by way of example and without limitation, our financial condition, liquidity, profitability, results of operations, margins, plans, objectives, strategies, future performance, business and industry. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “could”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events, but not all forward-looking statements contain these identifying words. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. We believe the risks attending any forward-looking statements include, but are not limited to, those described under “Risk Factors” and include, among other things:

●	risks related to the COVID-19 global pandemic;
●	risks related to levels of consumer spending and economic conditions;
●	risks related to our ability to maintain and enhance a strong brand image and compete effectively;
●	risks related to conditions in the foreign countries in which our products are manufactured and other risks of international trade;
●	risks related to our growth, including opening new stores in new and existing geographic markets;
●	risks related to our distribution model;
●	risks related to our dependence on third-party suppliers;
●	risks related to our indebtedness;
●	risks related to our exclusive product offerings;
●	risks related to retention of our key executive management and other talent required for our business, as well as costs related to wage and benefits;
●	risks related to our management information systems;
●	risks relating to our e-commerce business;
●	risks relating to the seasonality of our business;
●	risks relating to celebrity endorsements of our products;
●	litigation costs and the outcomes of litigation; and
●	risks related to intellectual property.

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

See “Risk Factors” for a more complete discussion of the risks and uncertainties mentioned above and for a discussion of other risks and uncertainties. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In addition, the impact of the COVID-19 pandemic may also exacerbate other risks discussed herein, any of which could, individually or in the aggregate, have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this annual report and in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

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

Fiscal Year

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2020, fiscal 2019, and fiscal 2018, which represent our fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018, respectively. Fiscal 2020, 2019 and 2018 were each 52-week periods.

PART I

Item 1. Business.

Our Company

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. With 259 stores in 35 states as of March 28, 2020, we have more than three times as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to grow our domestic store base to 500 stores. Our stores, which are typically freestanding or located in strip centers, average 10,500 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high-quality footwear and apparel. We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our motto, “Be True”, which communicates the genuine and enduring spirit of the Boot Barn brand.

Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends. Accordingly, approximately 70% of our store inventory is kept in stock through automated replenishment programs. Our boot selection, which comprises approximately one-third of each store’s selling square footage space, is merchandised on self-service fixtures with western boots arranged by size and work boots arranged by style and function. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market-leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western-style jewelry and accessories. Our western assortment includes many of the industry’s most sought-after brands, such as Ariat, Cody James, Dan Post, Idyllwind, Justin, Lucchese, Miss Me, Montana Silversmiths, Moonshine Spirit, Shyanne, Stetson, Resistol and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety-toe boots and flame-resistant and high-visibility clothing. Among the top work brands sold in our stores are Carhartt, Cody James Work, Georgia Boot, Hawx, Timberland Pro and Wolverine. Our merchandise is also available on our e-commerce websites.

Boot Barn was founded in 1978 and, over the past 42 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

Recent Developments

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. Since first being reported, COVID-19 has spread to numerous countries around the world, including the U.S., resulting in the World Health Organization declaring the outbreak a global pandemic on March 11, 2020. As COVID-19 has continued to spread, public and private sector policies and initiatives intended to reduce the transmission of COVID-19, such as the imposition of travel restrictions, mandates from federal, state and local authorities to avoid large gatherings of people, quarantine or “shelter-in-place”, and the promotion of social distancing have significantly impacted the country. COVID-19 has had and will continue to have a significant impact on economic conditions and consumer confidence. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. These and other effects make it more challenging for us to estimate the future performance of our business, particularly over the near-to-medium term.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and difficult to predict, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that we are not aware of currently. For more information about the risks, uncertainties, and other factors that could affect our future results, please see Item 1A, Risk Factors, of this Annual Report on Form 10-K.

As a result of COVID-19, traffic at our retail stores significantly declined beginning in the last three weeks of fiscal 2020 as many state and local governments began implementing stay-at-home directives to help prevent the spread of COVID-19. As a result of the current environment, we have taken the following measures to preserve liquidity and reduce expenses, while maintaining flexibility to resume full operations once we re-emerge from this global pandemic. Some of these measures include:

●	Pay cuts for the management team and board of directors;
●	Furloughs of approximately 40% of the employees at our store support center, distribution centers and stores;
●	Closure of stores as mandated by state and local governments. In order to support essential workers with necessary workwear during this health crisis, 242 of our 260 stores as of May 19, 2020 remain open, with reduced store labor and hours of operations;
●	Significant reduction in capital expenditures, including delaying the opening of many new stores;
●	Deferral or cancellation of merchandise receipts; and
●	Engaging in open dialogue with our vendors and landlords to provide cash flow relief with regards to payments.

Recent Acquisitions

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

Strong e-commerce positioning. We offer a compelling shopping experience to our customers, including 259 brick-and-mortar stores combined with our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Bootbarn.com offers a compelling every-day low price shopping experience catered towards a lifestyle customer with western roots and a strong work influence. Sheplers.com offers a broad value proposition assortment targeted to a more promotional customer. Countryoutfitter.com has a curated assortment appealing to a more fashion-based country lifestyle customer. Each of our e-commerce sites has distinct brand positioning and provides a differentiated shopping experience to our customers.

Fast growing specialty retailer of western and work wear in the U.S. Our broad geographic footprint, which currently spans 35 states, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Loyal customer base. Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. Our customer loyalty program, B Rewarded, enhances our connection and relationship with our customers. Our loyalty program has grown rapidly since its inception in fiscal 2011 and as of March 28, 2020 includes approximately 4.3 million members who have purchased merchandise from us in the last three fiscal years. The majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our stores and e-commerce websites, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

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

Compelling merchandise assortment and strategy. We believe we offer a diverse merchandise assortment that features the most sought-after western and work wear brands, well-regarded niche brands and exclusive private brands across a range of merchandise categories including boots, apparel and accessories. We have a core assortment of styles that serves as a foundation for our merchandising strategy and we augment and tailor that assortment by region to cater to local preferences.

Portfolio of exclusive private brands. We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of private brands exclusive to us, including Shyanne, Cody James, Moonshine Spirit, Idyllwind, Hawx, Cody James Work, American Worker, El Dorado and BB Ranch. Our private brands are currently available in stores, on bootbarn.com, sheplers.com and countryoutfitter.com and offer high-quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our private brands, which address product and price segments that we believe are underserved by third-party brands, offers exclusive products to our customers and has historically achieved better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our private brands have been strong, demonstrated by the increasing penetration of private brands and sales momentum across our store base and e-commerce websites.

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

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Continuing omni-channel leadership. Our growing national footprint, social media following and broader marketing efforts drive traffic to our stores and e-commerce websites. We operate our e-commerce websites as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e-commerce websites, which reached more than 63 million total visits in fiscal 2020 compared to more than 62 million total visits in fiscal 2019, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access millions of additional boots, apparel and other items from our e-commerce warehouse inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. We have also made investments in our e-commerce infrastructure, including adding automation to our warehouses to support expanding e-commerce growth. Our e-commerce sales as a portion of total consolidated net sales were 15.9% and 16.9% in fiscal 2020 and fiscal 2019, respectively.

Driving same store sales growth. We believe that we can continue to grow our same store sales by increasing our brand awareness, driving additional traffic to our stores and e-commerce websites and increasing the amount of merchandise purchased by customers while visiting both our stores and e-commerce channels. Our management team has several initiatives in place to accelerate growth, enhance our store associates’ selling skills, drive store-level productivity and increase customer engagement through our loyalty program.

Building our private brand portfolio. We believe we can achieve gross margin enhancement by increasing the penetration of our private brand sales. As of March 28, 2020, our private brands include Shyanne, Cody James, Moonshine Spirit, Idyllwind, Hawx, Cody James Work, American Worker, El Dorado and BB Ranch, and are sold in our stores and on our e-commerce websites. Each of our private brands, which address product and price segments that we believe are underserved by third-party brands, offers exclusive products to our customers and has historically achieved better merchandise margins than the third-party brands that we carry.

Expanding our store base. Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2020, we opened 19 stores and acquired one G.&L. Clothing store. We typically rebrand acquired stores within twelve months from the date of acquisition. Based on an extensive analysis, we believe that we have the potential to grow our domestic store base of 259 stores as of March 28, 2020 to approximately 500 stores over time. Over the long-term we plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made investments in personnel, information technology, warehouse infrastructure and e-commerce platforms to support the expansion of our operations.

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

Enhancing brand awareness. We intend to enhance our brand awareness and customer loyalty in a number of ways, such as continuing to grow our store base and our online and social media initiatives. We use broadcast media such as radio, television and outdoor advertisements to reach customers in new and existing markets. We also maintain our strong market position through our grassroots marketing efforts, including sponsorship of rodeos, stock shows and other western industry events, as well as our association with country music, including partnerships with Miranda

Lambert and Brad Paisley and up-and-coming country musicians. We have an effective social media strategy with high customer engagement, as evidenced by our strong following on Facebook and Instagram.

Our Market Opportunity

We participate in the large, growing and highly fragmented western and work wear markets of the broader apparel and footwear industry. We offer a variety of boots, apparel and accessories that are basics or necessities for our customers’ daily lives. Many of our customers are employed in the agriculture, oil and gas, manufacturing and construction industries, and are often country and western enthusiasts. We believe that growth in the western wear market has been and will continue to be driven by the growth of western events, such as rodeos, the popularity of country music and the continued strength and endurance of the western lifestyle. As COVID-19 has continued to spread, public and private sector policies and initiatives intended to reduce the transmission of COVID-19, such as the imposition of travel restrictions, mandates from federal, state and local authorities to avoid large gatherings of people, quarantine or “shelter-in-place”, and the promotion of social distancing have significantly impacted events around the country. As a result of these initiatives, many large public events including rodeos, concerts and country music festivals have been cancelled or otherwise postponed. We believe these cancellations and postponements will negatively impact near-term growth in the western wear market. We believe that growth in the work wear market has been and will continue to be driven by increasing activity in construction and manufacturing. Additionally, government regulations for workplace safety have driven and, we believe, will continue to drive, sales in specific categories, such as safety-toe boots and flame-resistant and high-visibility clothing for various industrial and outdoor occupations. The COVID-19 global pandemic has resulted in an economic slowdown impacting many industries and both public and private sector jobs. As a result of this pressure, the global demand for oil has been significantly impacted thus driving the price of oil down in recent months. We believe the declining price of oil will negatively impact near-term growth in the work wear market.

Our Sales Channels

During fiscal 2020, we continued to enhance our omni-channel capabilities. Our current omni-channel presence consists of both brick-and-mortar stores as well as an e-commerce platform, consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com.

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

Boots, our signature category, anchor the rear of the store with an expansive assortment displayed on fixtures up to six shelves in height. We offer virtually all of our boots in pairs out on the sales floor. To reflect the typical purchasing decision process of each of our customer segments, we arrange all western boots by size and all work boots by function and brand. While our knowledgeable and friendly store associates are readily available to assist our customers, the store design facilitates a self-service shopping experience.

Our stores are generally located in or near high visibility, power and large neighborhood shopping centers with trade areas of five or more miles. Our stores average 10,500 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our stores are designed and managed to drive profitability and, we believe, create a compelling customer shopping experience.

During fiscal 2020, we opened 19 stores and acquired one G.&L. Clothing store. As of March 28, 2020, our retail footprint included 259 stores in 35 states across the U.S. Two of our stores are operated under the “American

Worker” name. Our American Worker stores primarily feature work-related footwear, apparel and accessories. We do not currently intend to open additional American Worker stores.

The following table shows the number of stores in each of the 35 states in which we operated as of March 28, 2020. Due to state and local governments implementing stay-at-home directives to help prevent the spread of COVID-19, 36 of our 259 stores in operation were temporarily closed as of March 28, 2020, and 18 stores remain closed as of May 19, 2020:

Number of
State	stores
Alabama	2
Arizona	14
California	50
Colorado	13
Florida	8
Georgia	2
Idaho	3
Illinois	1
Indiana	4
Iowa	6
Kansas	4
Kentucky	3
Louisiana	6
Minnesota	3
Mississippi	1
Missouri	2
Montana	4
Nebraska	2
Nevada	11
New Mexico	7
North Carolina	5
North Dakota	6
Ohio	1
Oklahoma	8
Oregon	4
Pennsylvania	1
South Carolina	3
South Dakota	2
Tennessee	9
Texas	57
Utah	2
Virginia	2
Washington	3
Wisconsin	1
Wyoming	9
Total	259

E-commerce

Our e-commerce websites are a natural extension of our brand and in-store experience, allowing us to further build awareness in our current markets and reach customers not served by our current geographic footprint. During fiscal 2020, we had more than 63 million total visits to our websites and we sold merchandise to customers in all 50 states. Approximately 3.5% of our total e-commerce revenue for fiscal 2020 was generated from customers outside of the United States. Such foreign-source revenue constituted approximately 0.6% of our overall net sales in fiscal 2020.

Our growing national footprint and broader marketing efforts drive traffic to our bootbarn.com website, which in turn also drives traffic to our stores. We believe that many customers, especially those shopping for boots, browse online at bootbarn.com and then visit our stores to make their purchases to ensure a proper fit. As a multi-channel retailer, we are implementing technology initiatives that integrate in-store and e-commerce platforms into one seamless customer experience. As an example, we have implemented in-store touch screen devices to expand the product offering available to our in-store customers, including additional styles, colors and sizes not carried in the store. In fiscal 2020, we continued to enhance customer service with our buy online, pick up in-store function.

The bootbarn.com and countryoutfitter.com businesses are every-day low price models, while sheplers.com is more promotional and offers a greater assortment of products at discounted prices. For all of our e-commerce brands, we communicate information on current promotions and upcoming events on our e-commerce websites, which helps drive purchases online and traffic to our stores. We continue to improve follow-up email communication related to order confirmations, as well as offer boot care and other accessories associated with boot purchases.

Store expansion opportunities and site selection

We have substantial experience in opening stores in new and existing geographic markets. During the last three fiscal years, we have successfully added, on a net basis, 40 new stores through a combination of organic growth and strategic acquisitions. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co-tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high-traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high-density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

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

Over the past several years, we have invested in construction and real estate resources, information technology and warehouse infrastructure to support the expansion of our operations. In addition, we have developed a model for new stores that assumes a leased 8,000 to 12,000 square foot space, requires an average net cash investment of approximately $0.8 million and targets an average payback period of three years. We believe that under this model we can grow our store base by approximately 10% annually over the next several years without substantially modifying our current resources and infrastructure. While we plan to continue to open or acquire new stores in the coming years, we intend to slow store growth in fiscal 2021 in order to preserve cash in the near-term as a result of the COVID-19 pandemic.

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

Given the importance of both fit and function in selling much of our product, we utilize a well-developed sales, service and product training program. We provide over 20 hours of training for new store associates, as well as ongoing product, sales and leadership training. Additionally, we provide home office and supplier-led workshops on products, selling skills and leadership at our annual three-day store manager meeting. Our store management training programs emphasize building skills that lead to effective store management and overall leadership. Our store managers are responsible for hiring and staffing our stores and are empowered with the sales, customer service and operational tools necessary to monitor employee and store performance. We believe that our continued investments in training our employees help drive loyalty from our store associates and, in turn, our customers. We are committed to providing the right merchandise solution for each of our customers based on the ultimate end use of our products. Our goal is to train each of our store associates to be able to guide a customer throughout a store and provide helpful knowledge on product fit, functions and features across our departments. Rather than rely heavily on sales commissions and supplier-specific incentive programs, we utilize a system under which the vast majority of our store associates’ compensation is based on an hourly wage. We believe that this produces a team-oriented culture, creates a less pressured selling environment and helps ensure that our store associates are focused on the specific needs of our customers.

Merchandising

Strategy

We seek to establish our stores as a one-stop destination for western and work-related footwear, apparel and accessories. Our merchandising strategy is to offer a core assortment of products, brands and styles by store, department and price point. We augment and tailor this assortment by region to cater to local preferences such as toe profiles for western boots, styling for western apparel, and functions and features for work apparel and work boots depending on climate and the local industries served. In addition, we actively maintain a balance between third party brands and our own brands that, we believe, offers our customers a compelling mix between selection, product and value.

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. Historically, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles tend to be items that carry over from year to year with only minor updates. In fiscal 2020, fiscal 2019 and fiscal 2018 we generated approximately 34%, 33% and 33% of our net sales during our third fiscal quarter, respectively.

We have a minimal amount of seasonal merchandise that could necessitate significant markdowns. This allows us to implement automated replenishment systems for approximately 70% of our store merchandise, meaning that, as sales are captured in a store’s point of sale system, recommended purchase orders are systematically generated for approval by our merchandising group, ensuring our strong in-stock inventory position. As a result, demand and margins for the majority of our products are fairly predictable, which reduces our inventory risk. Unfavorable economic conditions, including those caused by COVID-19, could leave us with excess inventory and increased pressure on our margins. For more information about the risks, uncertainties, and other factors that could affect our future results, please see Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Our products

During fiscal 2020, our products contributed to overall sales in the following manner:

●	Gender—Men’s merchandise accounted for approximately 65% of our sales with the balance being ladies, kids and unisex merchandise.
●	Styling—Western styles comprised approximately 70% of our sales, with work-related and other styles making up the balance.
●	Product category—Boots accounted for just over half of our sales, with apparel comprising an additional 34% and the balance consisting of hats, gifts, accessories and home merchandise.

Throughout our long history we have maintained collaborative relationships with our key suppliers. These relationships, coupled with our scale, have allowed us to carry a wide selection of popular and niche brands, including Ariat, Carhartt Workwear, Cinch, Corral, Dan Post, Georgia Boot, Justin Boots, Keen, Lucchese, Rocky, Stetson, Timberland, Tony Lama, Twisted X, Wolverine and Wrangler. In many cases, we are one of the largest accounts of our suppliers and have become important as the largest specialty retailer of western and work wear in the U.S. As a result, we have several advantages relative to our competitors, including increased buying power and access to first-to-market or limited-edition products. This provides us with competitive differentiation and the ability to generate higher merchandise margins.

Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high-quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, under the brand name Moonshine Spirit, that reflect his lifestyle and personality. In fiscal 2018 we entered into a new partnership with country music artist Miranda Lambert, to develop a lifestyle brand, Idyllwind, inspired by her music and creative talents, which includes boots, apparel and accessories. In fiscal 2019 we developed two additional private brands, Hawx and Cody James Work. These brands offer high quality work wear and work boots to our customer. We develop private brand merchandise for our home and gift category under the name BB Ranch. We created these brands to address segments that we believe are underserved by third-party brands. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third-party brands both in our stores and on our e-commerce websites. In fiscal 2020, sales from our private brand products accounted for approximately 22.0% of our consolidated sales including our stores and e-commerce websites. These private brands differentiate us from our competitors and have historically produced higher incremental merchandise margins than the third-party brands that we carry.

Planning and allocation

We believe that we have assembled a talented and experienced team in both the buying and merchandise planning functions. The experience of our team is critical to understanding the technical requirements of our merchandise based on region and use, such as the appropriate safety toe regulations for work boots in a particular industry. The team is constantly managing our replenishment model to ensure a high in-stock position by stock keeping unit, or SKU, on a store-by-store basis. Our merchandising team optimizes the product selection, mix and depth across our stores by analyzing demand on a market-by-market basis, continuously reviewing our sell-through results, communicating with our suppliers about local market preferences and new products, shopping our competitors’ stores, and immersing themselves in trade and western lifestyle events including rodeos, country music concerts and other industry-specific activities. Our merchandising team also makes frequent visits to our stores and partners with our regional, district and store managers to refine the merchandise assortment by region. Our team has demonstrated the ability to effectively manage merchandising, pricing and promotional strategies across our store base.

To keep the product assortment fresh, we reposition a small portion of our merchandise on the sales floor every month. To drive traffic to our stores and create in-store energy and excitement, we execute a promotional calendar that showcases select brands or merchandise categories throughout the year and rotates on a monthly cadence. Our promotional activity also enables us to consistently engage with our customers both online and in-store, as well as through our various marketing media. Our ability to optimize the price for each merchandise category on a market-by-market basis, helps us to maximize profitability while remaining price competitive.

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

Direct mail—We conduct several direct mail campaigns, and during fiscal 2020, we sent out approximately 5.0 million mailers, ranging in size from postcards to catalogs of approximately 50 pages.

E-mail—We e-mail our e-commerce customers and members of our B Rewarded loyalty program as part of our cross-channel effort to drive traffic to our stores and websites. We sent more than one billion e-mails in fiscal 2020.

Social media—We also have a marketing strategy that has produced a fast-growing social media presence, as evidenced by our strong following on Facebook and Instagram. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each.

Event sponsorship—We typically sponsor community-based western events each year within the regional footprint of our store locations. Houston Livestock Show and Rodeo, a well-known 20-day celebration of western heritage, is one of our most prominent sponsorships and attracts more than two million visitors to Houston, Texas, where we operate seventeen stores in the area. We also sponsor the San Antonio Stock Show and Rodeo, an 18-day event with more than two million attendees. Other prominent sponsorships include Cheyenne Frontier Days, the largest outdoor rodeo in the U.S., the Professional Rodeo Cowboys Association and related National Finals Rodeo in Las Vegas, Nevada, Professional Bull Riders and the National High School Rodeo Association, which supports rodeos for competitors in high school and junior high school. At more prominent events, we often set up pop-up shops as large as 9,000 square feet, which allow participants to purchase our merchandise. As COVID-19 has continued to spread, public and private sector policies and initiatives intended to reduce the transmission of COVID-19, such as the imposition of travel restrictions, mandates from federal, state and local authorities to avoid large gatherings of people, quarantine or “shelter-in-place”, and the promotion of social distancing have significantly impacted events around the country. As a result of these initiatives, many large public events including rodeos, concerts and country music festivals have been cancelled or otherwise postponed. Specifically, the 2020 Houston Livestock Show and Rodeo was cancelled on March 11, 2020, eight days into the 20-day celebration. We believe additional event cancellations and postponements will negatively impact sales in the near-term.

Distribution

Our suppliers ship most of our in-store merchandise directly to our stores and a portion of our e-commerce merchandise to our e-commerce customers. The remaining units are either shipped from our distribution center located in Fontana, California, or from the distribution center in Wichita, Kansas, that we acquired as a result of the Sheplers Acquisition. Our distribution center in California distributes our private brand and volume discount purchases to our stores, and supplies inventory for sponsored events and new store openings. Our Wichita, Kansas distribution center fulfills our e-commerce orders. In accordance with our automated replenishment programs, third-party suppliers typically deliver merchandise to our stores daily, ensuring in-stock merchandise availability and a steady flow of new inventory for our customers.

Competition

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales presence, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. We also compete with farm supply stores and, to a lesser degree, mass merchants, some of which are significantly larger than us, but most of which realize only a small percentage of their total revenues from the sale of western and work wear. We have more than three times as many stores as our nearest direct competitor that sells primarily western and work wear and we believe that our nationally recognized lifestyle brand, economies of scale, breadth and depth of inventory across a variety of categories, strong in-stock position, portfolio of authentic private brands, enhanced supplier partnerships, exclusive offerings and ability to recruit and retain high quality store associates favorably differentiate us from our competitors.

Information technology

We have made significant investments to create a scalable information technology platform to support growth in our retail and e-commerce sales without further near-term investments in our information technology infrastructure. We use an Enterprise Resource Planning system (“Aptos Retail”) for integrated point-of-sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. We operate Aptos Retail on a software-as-a-service platform. This approach allows us to regularly upgrade to the most recent software release with minimal operational disruption, nominal systems infrastructure investment and a relatively small in-house information technology department. Aptos Retail also interfaces with our accounting system.

We have also invested in an information technology platform for our e-commerce websites. At the end of fiscal 2017, we upgraded our e-commerce platform. This upgrade of our e-commerce platform acts as the foundation for our digital store fronts.

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

Our employees

As of March 28, 2020, we employed approximately 1,100 full-time and 2,100 part-time employees, of which approximately 400 were employed at our Store Support Center and distribution centers and approximately 2,800 were employed at our stores. This reflects COVID-19 related furloughs of approximately 300 full-time and 900 part-time employees, of which approximately 100 were employed at our distribution centers and approximately 1,100 were employed at our stores. Subsequent to March 28, 2020, we furloughed additional employees, including at our Store Support Center, while some previously furloughed employees returned to our stores and distribution centers. See “Recent Developments” above. The number of employees, especially part-time employees, fluctuates depending upon our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We have never experienced a strike or significant work stoppage.

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

Available Information

Our internet address is www.bootbarn.com and the investor relations section of our website is located at investor.bootbarn.com, where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website should not be considered part of this Annual Report on Form 10-K unless specifically incorporated by reference herein.

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

Risks Related To Our Business

The recent outbreak of a novel strain of coronavirus (“COVID-19”) has been declared a pandemic by the World Health Organization and recently has spread to the United States and many other parts of the world and may continue to adversely affect our business operations, growth strategies, store traffic, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The global outbreak of COVID-19, which has been declared a pandemic by the World Health Organization, has adversely affected our business and may continue to adversely affect our business for an indefinite period. The virus has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within our stores and on our e-commerce sites. As a result of the economic slowdown caused by COVID-19, many industries and public and private sector jobs may be impacted, including but not limited to those in the construction, domestic manufacturing, energy, food and agriculture, transportation and warehouse sectors. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which has already affected, and may continue to affect, traffic to our stores. If as a result of the pandemic, we are unable to continue to provide employees with appropriate compensation and protective measures, we may be unable to retain or attract employees to perform necessary functions within our stores and engage with our customers. In addition, if we are required to transition certain or all our employees to a remote work environment in an effort to mitigate the spread of COVID-19, our failure to provide appropriate technological resources and maintain adequate safeguards around our remote work environment could result in loss of productivity and usage errors by our employees or the loss or compromise of confidential customer, employee or company data. In addition, the remote work environment may increase certain risks to our business, including phishing and other cybersecurity attacks.

As of March 28, 2020, 36 of our 259 stores were closed due to COVID-19 mandated store closures, and as of May 19, 2020, 18 stores remain closed. As we are a national retailer of OSHA compliant work boots, work apparel and accessories, many stores were designated by state and local governments to support essential critical infrastructure workers and therefore remained open as of March 28, 2020. We are unable to predict when closed stores will reopen after this date or if additional store closures and longer periods of store closures will be needed or mandated. As a result of the COVID-19 pandemic and related store closures, as of March 28, 2020 we had furloughed approximately 1,200 employees, and subsequent to that date, we have furloughed additional employees. See “Recent Developments” under Item 1. Business above. While the number of stores open has continued to fluctuate according to state and local government mandates, as of May 19, 2020, 242 stores of our 260 stores remain open. Although several stores remain open, we continue to experience a significant decrease in comparable same store sales.

Additionally, we follow guidelines of the Center for Disease Control and other health authority guidelines to reduce further transmission. A widespread transmission of COVID-19 among the employees in our distribution centers might necessitate the temporary closure of our facilities, resulting in product delivery delays and other logistical constraints. Any widespread transmission of COVID-19 among our employees within a particular store or geographical area might necessitate that we temporarily close additional stores, which may negatively affect our business and financial condition, as well as the perception of our company. Further, if customers believe they have contracted COVID-19 in our stores, we may be subject to costly and time-consuming litigation.

Continued impacts of the pandemic could have a material adverse effect on our near-term and long-term business operations, store traffic, employee availability, financial condition, liquidity and cash flow, and may require significant actions in response, including but not limited to, additional employee furloughs and/or layoffs, reduced store hours or additional store closings, expense reductions, discounting of pricing of our products, all in an effort to mitigate the impacts of the pandemic. The extent of the impact of the pandemic on our business operations and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. The situation continues to evolve rapidly, and additional impacts may arise of which we are not currently aware.

Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence, local economic conditions in our markets or changes in consumer preferences.

We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, interest and tax rates, inflation, employment levels, salary and wage levels, the availability of consumer credit, the level of housing, energy and food costs, general business conditions and other challenges affecting the global economy including the recent COVID-19 pandemic. These risks may be exacerbated for retailers like us who focus on specialty footwear, apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in California, Texas and other states where we have a significant number of stores. Many of our stores operate in geographic areas where the local economies depend to a significant degree on oil and other commodity extraction, and many of our customers are employed in these industries. As a result of the economic slowdown caused by COVID-19, the global demand for oil has been significantly impacted thus driving the price of oil down in recent months. Our financial performance is accordingly susceptible to economic and other conditions relating to output and employment in these areas. Our financial performance also is impacted by conditions in the construction sector, domestic manufacturing and the transportation and warehouse sectors, the growth of which we believe is an important driver of our work wear business. In addition, our financial performance may be negatively affected if the popularity of the western and country lifestyle subsides, or if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1A. Risk Factors, including those risks associated with increased competition, decreases in store traffic, brand reputation, the interruption of the production and flow of merchandise, the ability to achieve our growth strategies, and the ability to improve and expand our exclusive product offering. These risks could be exacerbated individually or collectively.

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

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including the impacts of COVID-19.

The majority of our private brand products are manufactured in foreign countries, including Mexico and China. In addition, we purchase most of our third-party branded merchandise from domestic suppliers that have a large portion of their merchandise made in foreign countries.

The countries, specifically Mexico and China, in which our merchandise currently is manufactured or may be manufactured in the future could become subject to trade restrictions imposed by the U.S., including increased tariffs or quotas, embargoes and customs restrictions, which could increase the cost or reduce the supply of products available to us and have a material adverse effect on our business, financial condition and results of operations. Recently, uncertainty has increased regarding tax and trade policies, border adjustments, tariffs and government regulations affecting trade between the U.S. and other countries, such as Mexico and China. This includes the imposition of tariffs or penalties on products manufactured outside the United States, including several tariffs on a variety of products from China imposed by the Office of the U.S. Trade Representative in 2018 ranging up to 25%. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well. Such tariffs on imports from foreign countries, as well as changes in tax and trade policies such as a border adjustment tax or disallowance of certain tax deductions for imported merchandise, if enacted, could materially increase our manufacturing costs, the costs of our imported merchandise or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Any tariffs by China or other foreign countries on imports of our products could also adversely affect our international e-commerce sales. Any increase in our manufacturing costs, the cost of our merchandise or limitation on the amount of merchandise we are able to purchase, or any decrease in our international e-commerce sales, could have a material adverse effect on our financial condition and results of operations.

Additionally, public health issues affecting China, Mexico or another foreign country from which a large portion of our third-party and private brand merchandise is purchased and imported, including the recent outbreak of COVID-19, may result in the temporary closure of our suppliers’ facilities or shipping ports, resulting in product delivery delays. For example, the outbreak of COVID-19 has led to work and travel restrictions in and out of China and other countries around the world as well as temporary closures or production and logistical constraints due to workforce availability of certain factories in China. These travel restrictions, factory closures and production and logistical constraints may result in, among other things, delayed shipments and increased shipping costs. These impacts on our supply chain could have a material adverse effect on our financial condition and results of operations.

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

We have grown our store count rapidly in recent years, both organically and through strategic acquisitions of competing chains. Our ability to successfully open and operate new and acquired stores is subject to a variety of risks and uncertainties, such as:

●identifying suitable store locations, the availability of which is beyond our control;
●obtaining acceptable lease terms;
●sourcing sufficient levels of inventory;
●selecting the appropriate merchandise to appeal to our customers;
●hiring, training and retaining store employees;
●assimilating new store employees into our corporate culture;
●marketing the new stores’ locations and product offerings effectively;
●avoiding construction delays and cost overruns in connection with the build out of new stores;
●avoiding other costs in opening new stores, such as rebranding acquired locations and environmental liabilities;
●managing and expanding our infrastructure to accommodate growth; and
●integrating the new and acquired stores with our existing buying, distribution and other support operations.

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened or acquired 20 stores in fiscal 2020, 17 stores in fiscal 2019, and 9 stores in fiscal 2018. We plan to continue to open or acquire new stores in the coming years; however, there can be no assurance that we will open or acquire new stores in fiscal 2021 or thereafter, or that any such stores will be profitable. The expansion of our store base will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. In addition, we plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

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

Our suppliers ship most of our in-store merchandise directly to our stores and a portion of our e-commerce merchandise to our e-commerce customers. In the future, as part of our long-term strategic planning, we may change our distribution model to increase the amount of merchandise that we self-distribute through a centralized distribution center. Changing our distribution model to increase distributions from a centralized distribution center to our stores and customers would initially involve significant capital expenditures, which would increase our borrowings and interest expense or temporarily reduce the rate at which we open new stores. In addition, if we are unable to successfully integrate a new distribution model into our operations in a timely manner, our supply chain could experience significant disruptions, which could reduce our sales and adversely impact our results of operations.

If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our private brand products. During fiscal 2020, merchandise purchased from our top three suppliers accounted for approximately 23%, 7% and 6% of our sales, respectively. We operate on a purchase order basis for our private brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

Our efforts to improve and expand our exclusive product offerings may be unsuccessful, and implementing these efforts may divert our operational, managerial, financial and administrative resources, which could harm our competitive position and reduce our revenue and profitability.

We seek to grow our business by improving and expanding our exclusive product offerings, which includes introducing new brands and growing and expanding our existing brands. The principal risks to our ability to successfully improve and expand our product offering are that:

●	introduction of new products may be delayed, which may allow our competitors to introduce similar products in a more timely fashion, which could hinder our ability to be viewed as the exclusive provider of certain western and work apparel brands and items;
●	the third-party suppliers of our exclusive product offerings may not maintain adequate controls with respect to product specifications and quality, which may lead to costly corrective action and damage to our brand image;
●	if our expanded exclusive product offerings fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease; and
●	these efforts may divert our management’s attention from other aspects of our business and place a strain on our operational, managerial, financial and administrative resources, as well as our information systems.

In addition, our ability to successfully improve and expand our exclusive product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences, including those resulting from the outbreak of COVID-19. These efforts could be abandoned, cost more than anticipated and divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

We purchase merchandise based on sales projections and our purchase of too much or too little inventory may adversely affect our overall profitability.

We must actively manage our purchase of inventory. We generally order our seasonal and private brand merchandise several months in advance of it being received and offered for sale. If there is a significant decrease in demand for these products, including from the impact of COVID-19, or if we fail to accurately predict consumer demand, including by disproportionately increasing the penetration of our private brand merchandise, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. This could have an adverse effect on our margins and operating income. Conversely, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand, thereby causing us to lose sales or adversely affecting our customer relationships. Any failure on our part to anticipate, identify and respond effectively to changing consumer demand and consumer shopping preferences could adversely affect our results of operations.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits, including recent legislative proposals relating to healthcare reform could cause us to incur additional wage and benefit costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions would increase our expenses and have an adverse impact on our profitability.

The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.

Our Store Support Center and distribution centers are located in California and Kansas. If we encounter any disruptions to our operations at these locations or if they were to shut down for any reason, including due to fire, tornado or other natural disaster, then we may be prevented from effectively operating our stores and our e-commerce businesses. Additionally, a widespread transmission of COVID-19 among the employees in our distribution centers might necessitate the temporary closure of our facilities, resulting in product delivery delays and other logistical constraints. Furthermore, the risk of disruption or shutdown at our buildings in California are greater than they might be if they were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shutdown at our locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

In addition, of the 259 stores that we operated as of March 28, 2020, 121 of these stores were located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns or natural disasters in those states where our stores are located. For example, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by an economic downturn affecting the oil, gas, and commodities industries. In addition, in fiscal 2018 hurricanes severely impacted parts of Texas and Florida and we lost sales and incurred additional costs as a result. Any similar events in states where our stores are concentrated could have a material adverse effect on our financial condition and results of operations.

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

As of March 28, 2020, we had an aggregate of $241.4 million of total outstanding indebtedness. Our obligations to pay principal and interest under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan will reduce our available cash flow, limiting our flexibility to respond to changing business and economic conditions and increasing any additional borrowing costs.

Our borrowings under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan are at variable rates, exposing us to interest rate risk, including increases in interest rates resulting from changes in the determination of the London Interbank Offered Rate (“LIBOR”).

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

The June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

●	payments in respect of, or redemptions or acquisitions of, debt or equity issued by Boot Barn or its subsidiaries, including the payment of dividends on our common stock;
●	incurring additional indebtedness;
●	incurring guarantee obligations;
●	paying dividends;
●	creating liens on assets;
●	entering into sale and leaseback transactions;
●	making investments, loans or advances;
●	entering into hedging transactions;
●	engaging in mergers, consolidations or sales of all or substantially all of their respective assets; and
●	engaging in certain transactions with affiliates.

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

We do not own any real estate. Instead, we lease all of our retail store locations as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2020, our total lease expense was $47.3 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow. As a result of COVID-19, in order to preserve liquidity and conserve cash, we are engaging in discussions with our landlord partners and assessing options under our leases to reduce or defer our rent payments.

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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Of the store leases that will reach their termination date during fiscal 2021, twenty-five of those leases do not contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

The implementation of new accounting standards could require certain systems, internal processes and controls and other changes that could increase our operating costs and result in changes to our financial statements. For example, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board, required us to make significant changes to our lease management and other accounting systems, and resulted in a material impact to our consolidated financial statements.

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

The investing public may use same store sales or net sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of “same store sales”. Our same store sales can vary significantly from period to period for a variety of reasons, such as the age of stores, temporary store closures, changing economic factors, including those caused by the outbreak of COVID-19, unseasonable weather, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause same store sales or net sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations and cause the price of our common stock to be volatile during such periods.

Any inability to balance our private brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.

In fiscal 2020, sales from our private brand products accounted for approximately 22.0% of our consolidated sales including our stores and e-commerce websites. As of March 28, 2020, two of our five top selling brands were private brand merchandise. Our private brand merchandise has historically had a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our private brands in the future. However, carrying our private brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, including our private-label credit card and third-party credit and debit cards, gift cards, and pay-over-time and we may offer new payment options over time. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly.

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

We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers. Relying on these third-party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather, shutdowns as a result of the COVID-19 outbreak and their inability to meet our shipping demands. If we are forced to use other delivery services, our costs could increase and we may be unable to meet shipment deadlines. Moreover, we may be unable to obtain terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. In addition, if our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. These circumstances may negatively impact our financial condition and results of operations.

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

We also use social media platforms as marketing tools. For example, we maintain Facebook, Instagram, and Twitter accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

Our e-commerce businesses subject us to numerous risks that could have an adverse effect on our results of operations.

Our e-commerce businesses and their continued growth subject us to certain risks that could have an adverse effect on our results of operations, including:

●diversion of traffic from our stores;
●increased e-commerce competition;
●liability for online content;

●government regulation of the Internet; and
●risks related to the computer systems that operate our e-commerce websites and related support systems, including computer viruses, electronic data theft and similar disruptions.

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

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in various states in which we operate. On June 28, 2018, California Governor Jerry Brown signed into law the comprehensive California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires certain companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of California residents whose data is stored to know specifically what data types each company has collected on them and, if they so choose, the right to demand that such companies delete their data. Failure to comply with the CCPA requirements could result in civil penalties. The CCPA also provides a private right of action that allows consumers to seek, either individually or as a class, statutory or actual damages and injunctive and other relief, if their sensitive personal information is subject to unauthorized access and exfiltration, theft or disclosure as a result of a business's failure to implement and maintain required reasonable security procedures. New legislation or regulation such as the CCPA, including any potential comprehensive federal privacy legislation, as well as any associated inquiries or investigations or any other government actions, could be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

We operate Aptos Retail on a software-as-a-service platform, and we use this system for integrated point-of-sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on this system, and the third-party provider of this service, for many aspects of our operations. If this service provider or this system fails, or if we are unable to continue to have access to this system on commercially reasonable terms, or at all, our operations would be severely disrupted until an equivalent system could be identified, licensed or developed, and integrated into our operations. This disruption would have a material adverse effect on our business.

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

Our business is characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, each of which exposes us to a high risk of consumer litigation. From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, compliance with the Americans with Disabilities Act of 1990, footwear, apparel and accessory safety standards, security of customer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Additionally, as a result of COVID-19, we may have increased litigation exposure if an employee or customer believes they contracted the COVID-19 virus in one of our stores. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We have a significant amount of goodwill and indefinite-lived intangible assets. Our goodwill balance as of March 28, 2020 was $197.5 million as a result of recent acquisitions. Our intangible asset balance as of March 28, 2020 was $61.0 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist, such as significant negative industry or general economic trends (including the impact of COVID-19). Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. An impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Risks Related To Ownership of Our Common Stock

The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

The market for specialty retail stocks can be highly volatile. Since our IPO in October 2014 through May 19, 2020, our common stock has traded as high as $48.11 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	variations in our quarterly or annual financial results and operating performance and the performance of our competitors;
●	publication of research reports or recommendations by securities or industry analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;
●	our failure or our competitors’ failure to meet analysts’ projections or guidance;
●	downgrades by any securities analysts who follow our common stock;
●	our levels of same store sales;
●	sales or anticipated sales of large blocks of our common stock;
●	changes to our management team;
●	regulatory developments negatively affecting our industry;
●	changes in stock market valuations of our competitors;
●	the development and sustainability of an active trading market for our common stock;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	the performance and successful integration of any new stores that we open or acquire;
●	actions by competitors;
●	announcements by us or our competitors of new product offerings or significant acquisitions;
●	short selling of our common stock by investors;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;

●	fluctuations in the stock markets generally and in the market for shares in the retail sector particularly; and
●	changes in general market and economic conditions, including as a result of the widespread impact of the COVID-19 outbreak.

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

Anti-takeover provisions in our corporate organizational documents and current credit facility and under Delaware law may delay, deter or prevent a takeover of us and the replacement or removal of our management, even if such a change of control would benefit our stockholders.

The anti-takeover provisions under Delaware law, as well as the provisions contained in our corporate organizational documents, may make an acquisition of us more difficult. For example:

●	our amended and restated certificate of incorporation includes a provision authorizing our board of directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock and make it more difficult for a stockholder to acquire us;
●	our amended and restated bylaws provide that director vacancies and newly created directorships can only be filled by an affirmative vote of a majority of directors then in office;
●	our amended and restated bylaws require advance notice of stockholder proposals and director nominations;
●	our amended and restated certificate of incorporation provides that our board of directors may adopt, amend, add to, modify or repeal our amended and restated bylaws without stockholder approval;
●	our amended and restated bylaws do not permit our stockholders to act by written consent without a meeting unless that action is taken with regard to a matter that has been approved by our board of directors or requires the approval only of certain classes or series of our stock;
●	our amended and restated certificate of incorporation contains a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors, officers or employees must be brought exclusively in the Court of Chancery of the State of Delaware unless we consent in writing to an alternative forum;
●	our amended and restated bylaws do not permit our stockholders to call special meetings; and
●	the General Corporation Law of the State of Delaware, or the DGCL, may prevent any stockholder or group of stockholders owning at least 15% of our common stock from completing a merger or acquisition of us.

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

Under these various provisions in our amended and restated certificate of incorporation, amended and restated bylaws and current credit facility, a takeover attempt or third-party acquisition of us, including a takeover attempt that may result in a premium over the market price for shares of our common stock, could be delayed, deterred or prevented. In addition, these provisions may prevent the market price of our common stock from increasing in response to actual or rumored takeover attempts and may also prevent changes in our management. As a result, these anti-takeover and change of control provisions may limit the price that investors are willing to pay in the future for shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Store Support Center, e-commerce operations and distribution centers are located in California and Kansas. As of March 28, 2020, our Store Support Center is located in Irvine, California, where we currently occupy an 84,580 square foot building. The existing lease will expire August 31, 2022, and contains an option to renew for five years beyond the current lease term.

Our distribution center, located in Fontana, California, is 199,245 square feet and is part of a larger building totaling 398,471 square feet. Our existing lease expires February 28, 2021, and contains two options to renew, each for an additional period of five years. During fiscal 2020, we expanded our Fontana, California distribution center by acquiring the remaining 199,226 square feet of the building, increasing our overall square footage to 398,471. We simultaneously subleased 112,390 square feet to the tenant currently occupying the space. The new sublease expires coterminous with our original lease. This location holds inventory to support our private brand initiatives, bulk purchasing programs, event sales, and new store openings.

In Wichita, Kansas, we lease a 90,000 square foot distribution center to support our e-commerce business and 30,000 square feet of office space. This lease expires July 31, 2027 and contains four options to renew, each for a period of five years. During fiscal 2020, we amended the Wichita, Kansas lease, extending the lease through an estimated date of September 1, 2035. The amendment retains the four options to renew, each for a period of five years, and allows for the expansion of the existing building and construction of an additional 43,248 square feet of distribution center space. During fiscal 2019 we entered an additional lease in Wichita, Kansas, for one building totaling 21,275 square feet. The building is being used as office and distribution center space to support our e-commerce business. The lease expires September 30, 2023 and does not contain an option to renew.

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Of the store leases that will reach their termination date during fiscal 2021, twenty-five of those leases do not contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

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

On May 8, 2019, Sheplers, Inc., a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of March 28, 2020.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. As of May 19, 2020, we had 2 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our common stock began trading on October 30, 2014, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future. The agreements governing our indebtedness contain restrictions on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended March 28, 2020 (the “2020 Proxy Statement”).

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between October 30, 2014 (the day after our initial public offering) and March 28, 2020 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc.; DBI, Inc. (formerly DSW, Inc.); Foot Locker, Inc.; Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. Cabela’s Inc. and Finish Line, Inc. which had previously been part of the Peer Group, were acquired in 2017 and 2018, respectively, and are no longer public companies. As a result, Cabela’s Inc. and Finish Line, Inc. have been removed from the Peer Group Index and Stock Performance Graph beginning in the fiscal 2018 and fiscal 2019 periods presented, respectively. This graph assumes an initial investment of $100 on October 30, 2014 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on October 30, 2014 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

March 2015 - March 2020

200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
—
3/28/2015
3/26/2016
4/1/2017
3/31/2018
3/30/2019
3/28/2020
Boot Barn Holdings, Inc.
NYSE Composite—Total Return
Peer Group

	Cumulative Total Return
	March 28,	March 26,	April 1,	March 31,	March 30,	March 28,
	2015	2016	2017	2018	2019	2020
Boot Barn Holdings, Inc.	133.01	53.52	56.68	101.60	168.71	76.62
NYSE Composite—Total Return	102.80	97.53	114.09	126.75	132.51	109.07
Peer Group	115.14	109.27	109.84	100.19	135.57	95.40

Item 6. Selected Consolidated Financial Data

The following tables present our selected consolidated financial and other data as of and for the periods indicated. We have derived the selected consolidated statement of operations data for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018, and the selected consolidated balance sheet data as of March 28, 2020, and March 30, 2019 from the audited consolidated financial statements included in Item 8 of this report. The selected consolidated balance sheet data as of March 31, 2018, April, 1, 2017 and March 26, 2016, and the selected consolidated statement of operations data for the fiscal years ended April 1, 2017 and March 26, 2016, are derived from audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

You should read the following selected consolidated financial and other data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended(1)

(in thousands, except per share and	March 28,	March 30,	March 31,	April 1,	March 26,
selected store data)	2020	2019	2018	2017	2016
Consolidated Statement of Operations Data:
Net sales	$845,575	$776,854	$677,949	$629,816	$569,020
Cost of goods sold	569,084	525,420	470,034	439,930	396,317
Amortization of inventory fair value adjustment	—	—	—	—	(500)
Total cost of goods sold	569,084	525,420	470,034	439,930	395,817
Gross profit	276,491	251,434	207,915	189,886	173,203
Operating expenses:
Selling, general and administrative expenses	202,823	187,112	161,660	152,068	142,078
Acquisition-related expenses(2)	—	—	—	—	891
Total operating expenses	202,823	187,112	161,660	152,068	142,969
Income from operations	73,668	64,322	46,255	37,818	30,234
Interest expense, net	13,310	16,331	15,076	14,699	12,923
Other (loss)/income, net	(45)	5	—	—	—
Income before income taxes	60,313	47,996	31,179	23,119	17,311
Income tax expense	12,364	8,974	2,300	8,922	7,443
Net income	$47,949	$39,022	$28,879	$14,197	$9,868
Net income per share:
Basic shares	$1.68	$1.39	$1.08	$0.54	$0.38
Diluted shares	$1.64	$1.35	$1.05	$0.53	$0.37
Weighted average shares outstanding:
Basic shares	28,583	28,092	26,744	26,459	26,170
Diluted shares	29,220	28,813	27,528	26,939	26,955
Other Financial Data (unaudited):
EBITDA(3)	$95,006	$83,229	$63,383	$54,528	$44,250
Adjusted EBITDA(3)	$100,550	$87,323	$66,030	$59,167	$59,554
Adjusted EBIT(3)	$79,167	$68,421	$48,902	$42,457	$45,538
Capital expenditures	$37,195	$27,525	$24,418	$22,293	$36,127
Selected Store Data (unaudited):
Same Store Sales growth/(decline)	5.0%	10.0%	5.2%	0.3%	(0.1)%
Stores operating at end of period	259	240	226	219	208
Total retail store square footage, end of period (in thousands)	2,722	2,539	2,377	2,297	2,207
Average store square footage, end of period	10,508	10,580	10,517	10,486	10,609
Average net sales per store (in thousands)(4)	$2,684	$2,646	$2,438	$2,330	$2,312

	March 28,	March 30,	March 31,	April 1,	March 26,
(in thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$69,563	$16,614	$9,016	$8,035	$7,195
Working capital(5)	132,363	108,786	102,119	102,803	93,575
Total assets	924,711	636,075	587,941	565,581	539,326
Total debt, net	238,922	174,264	204,206	225,853	242,429
Stockholders’ equity	321,693	264,164	214,606	179,909	161,490
(1)	We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2020, fiscal 2019, fiscal 2018, fiscal 2017, and fiscal 2016, which represent our fiscal years ended March 28, 2020, March 30, 2019, March 31, 2018, April 1, 2017 and March 26, 2016, respectively. Fiscal 2020, 2019, 2018, and 2016, were each 52-week periods, and fiscal 2017 was a 53-week period. The data includes the activity of Sheplers from June 2015, its date of acquisition.
(2)	Represents costs incurred in connection with the acquisition of Sheplers.
(3)	EBITDA, Adjusted EBITDA and Adjusted EBIT are financial measures that are not calculated in accordance with GAAP. We define EBITDA as net income adjusted to exclude income tax expense, net interest expense and depreciation and intangible asset amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude certain non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition-related integration costs, amortization of inventory fair value adjustment, loss on disposal of assets and contract termination costs, store impairment charges, gain on adjustment of right-of-use assets and lease liabilities and secondary offering costs. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. We include EBITDA, Adjusted EBITDA and Adjusted EBIT in this report because they are important financial measures used by our management, board of directors and lenders to assess our operating performance. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business—EBITDA, Adjusted EBITDA and Adjusted EBIT” for more information about management’s use of these measures and why we consider them to be important. EBITDA, Adjusted EBITDA and Adjusted EBIT should not be considered in isolation or as alternatives to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures. The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended(1)
	March 28,	March 30,	March 31,	April 1,	March 26,
(in thousands)	2020	2019	2018	2017	2016
EBITDA Reconciliation (Unaudited):
Net income	$47,949	$39,022	$28,879	$14,197	$9,868
Income tax expense	12,364	8,974	2,300	8,922	7,443
Interest expense, net	13,310	16,331	15,076	14,699	12,923
Depreciation and intangible asset amortization	21,383	18,902	17,128	16,710	14,016
EBITDA	95,006	83,229	63,383	54,528	44,250
Non-cash stock-based compensation(a)	4,908	2,873	2,248	3,023	2,881
Non-cash accrual for future award redemptions(b)	214	567	(230)	85	4
Acquisition-related expenses(c)	—	—	—	—	891
Acquisition-related integration costs(d)	—	—	—	—	10,338
Amortization of inventory fair value adjustment(e)	—	—	—	—	(500)
Loss on disposal of assets and contract termination costs(f)	417	23	252	367	1,373
Gain on adjustment of right-of-use assets and lease liabilities(g)	(186)	—	—	—	—
Store impairment charge(h)	191	455	83	1,164	—
Secondary offering costs(i)	—	176	294	—	317
Adjusted EBITDA	$100,550	$87,323	$66,030	$59,167	$59,554
Depreciation and intangible asset amortization	(21,383)	(18,902)	(17,128)	(16,710)	(14,016)
Adjusted EBIT	$79,167	$68,421	$48,902	$42,457	$45,538
(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards, restricted stock units and performance share units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Includes direct costs and fees related to the acquisition of Sheplers, which we acquired in June 2015.
(d)	Represents certain store integration, remerchandising, inventory obsolescence and corporate consolidation costs incurred in connection with the integration of Sheplers, which we acquired in June 2015. Fiscal 2016 includes an adjustment to normalize the gross margin impact of sales of discontinued inventory from Sheplers, which was sold at a discount or written off. The adjustment assumes such inventory was sold at Sheplers’ normalized margin rate.
(e)	Represents the amortization of purchase-accounting adjustments that adjusted the value of Sheplers inventory acquired to its fair value.
(f)	Represents loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.
(g)	Represents gain on adjustment of right-of-use assets and lease liabilities.
(h)	Represents store impairment charges recorded in order to reduce the carrying amount of the assets to their estimated fair values.
(i)	Represents professional fees and expenses incurred in connection with secondary offerings conducted in January 2018 and May 2018 and a Form S-1 Registration Statement filed in July 2015 and withdrawn in November 2015.
(4)	Average net sales per store is calculated by dividing net sales for the applicable period by the number of stores operating at the end of the period. For the purpose of calculating net sales per store, e-commerce sales and certain other revenues are excluded from net sales.
(5)	Working capital is calculated as current assets, excluding cash and cash equivalents, minus current liabilities, excluding the current portion of debt under our credit facilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this annual report, as well as the information presented under “Selected Consolidated Financial Data”. The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described under “Risk Factors” and “Forward-Looking Statements” elsewhere in this annual report. Our actual results could differ materially from those contained in or implied by any forward-looking statements.

Overview

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of March 28, 2020, we operated 259 stores in 35 states, as well as an e-commerce channel, consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers, and as a result, many of our customers make purchases in both the western and work wear sections of our stores. We target a broad and growing demographic, ranging from passionate western and country enthusiasts, to workers seeking dependable, high-quality footwear and clothing. Our broad geographic footprint, which comprises more than three times as many stores as our nearest direct competitor that sells primarily western and work wear, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

For a discussion of factors that affect the comparability of our results of operations, see “Item 1—Business—Recent Acquisitions.”

Growth Strategies and Outlook

Over the long-term we plan to continue to expand our business, increase our sales growth and profitability and enhance our competitive position by executing the following strategies:

●	continuing omni-channel leadership;
●	driving same store sales growth;
●	building our private brand portfolio;
●	expanding our store base;
●	enhancing brand awareness; and

●	increasing profitability.

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

The major global health pandemic caused by COVID-19 and resulting economic impacts have had and will continue to have an impact on our operations, future growth strategies and outlook. Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain. For further discussion of the uncertainties and business risks associated with COVID-19, see Item 1A, Risk Factors. For further discussion of the measures the Company has taken as a result of COVID-19, see Item 1, Business, “Recent Developments.”

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. In fiscal 2020, fiscal 2019 and fiscal 2018 we generated approximately 34%, 33% and 33% of our net sales during our third fiscal quarter, respectively. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

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

Opening new stores is an important part of our growth strategy. We opened or acquired 20, 17, and 9 stores in fiscal 2020, 2019, and 2018. Included in these added stores are 19, 12, and 5 new stores in fiscal 2020, 2019, and 2018, and 1, 5, and 4 acquired stores in fiscal 2020, 2019, and 2018, respectively. We also closed one store, three stores, and two stores in fiscal 2020, 2019, and 2018, respectively. We anticipate that a percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

Selling, general and administrative expenses

Our selling, general and administrative (“SG&A”) expenses are composed of labor and related expenses, other operating expenses, and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

●	Labor and related expenses—Labor and related expenses include all store-level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.

●	Other operating expenses—Other operating expenses include all operating costs, including those for advertising, pay-per-click, marketing campaigns, operating supplies, utilities, and repairs and maintenance, as well as credit card fees and costs of third-party services.
●	General and administrative expenses—General and administrative expenses comprise expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-based compensation, legal, accounting and other compliance-related expenses and increases resulting from growth in the number of our stores.

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding certain non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including acquisition-related expenses, acquisition-related integration costs, amortization of inventory fair value adjustment, loss on disposal of assets and contract termination costs, store impairment charges, gain on adjustment of right-of-use assets and lease liabilities, and secondary offering costs. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Item 6, Selected Consolidated Financial Data” for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

Fiscal Year

We operate on a fiscal calendar which results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2020, fiscal 2019, and fiscal 2018, which represent our fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018. Fiscal 2020, 2019 and 2018 were all 52-week periods.

	Fiscal Year Ended
	March 28,	March 30,	March 31,
(dollars in thousands)	2020	2019	2018
Consolidated Statements of Operations Data:
Net sales	$845,575	$776,854	$677,949
Cost of goods sold	569,084	525,420	470,034
Gross profit	276,491	251,434	207,915
Selling, general and administrative expenses	202,823	187,112	161,660
Income from operations	73,668	64,322	46,255
Interest expense, net	13,310	16,331	15,076
Other (loss)/income, net	(45)	5	—
Income before income taxes	60,313	47,996	31,179
Income tax expense	12,364	8,974	2,300
Net income	$47,949	$39,022	$28,879

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.3%	67.6%	69.3%
Gross profit	32.7%	32.4%	30.7%
Selling, general and administrative expenses	24.0%	24.1%	23.8%
Income from operations	8.7%	8.3%	6.8%
Interest expense, net	1.6%	2.1%	2.2%
Other (loss)/income, net	—%	—%	—%
Income before income taxes	7.1%	6.2%	4.6%
Income tax expense	1.5%	1.2%	0.3%
Net income	5.7%	5.0%	4.3%
(1)	Percentages may not total 100% due to rounding.

Fiscal 2020 compared to Fiscal 2019

Net sales. Net sales in fiscal 2020 increased by $68.7 million, or 8.8%, to $845.6 million compared to $776.9 million in fiscal 2019. Consolidated same store sales increased 5.0%. Excluding the impact of the 7.4% increase in e-commerce same store sales, same store sales increased by 4.5%. Net sales increased due to the increase in same store sales during fiscal 2020 and sales from stores added over the past twelve months, partially offset by the significant decline in net sales in the final three weeks of fiscal 2020 due to the COVID-19 health crisis.

Gross profit. Gross profit increased by $25.1 million, or 10.0%, to $276.5 million in fiscal 2020 from $251.4 million in fiscal 2019. As a percentage of net sales, gross profit was 32.7% and 32.4% for fiscal 2020 and fiscal 2019, respectively. Gross profit increased primarily due to increased sales and an increase in merchandise margin rate. As a percentage of net sales, consolidated gross profit primarily increased as a result of a 90 basis point increase in merchandise margin rate, partially offset by 60 basis points of deleverage in buying and occupancy costs. The higher merchandise margin was driven by growth in exclusive brand penetration and more full-price selling. The deleverage in buying and occupancy costs was primarily driven by the addition of personnel in our product design and development team.

Selling, general and administrative expenses. SG&A expenses increased by $15.7 million, or 8.4%, to $202.8 million in fiscal 2020 from $187.1 million in fiscal 2019. As a percentage of net sales, SG&A expenses were 24.0% for fiscal 2020 compared to 24.1% for fiscal 2019. Selling, general and administrative expenses increased primarily as a result of additional costs to support higher sales and expenses for both new and acquired stores. Selling, general and administrative expenses as a percentage of net sales decreased by 10 basis points primarily as a result of expense leverage on higher sales.

Income from operations. Income from operations increased by $9.3 million, or 14.5%, to $73.7 million for fiscal 2020 from $64.3 million for fiscal 2019. As a percentage of net sales, income from operations was 8.7% and 8.3% for fiscal 2020 and fiscal 2019, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense. Interest expense, net, decreased by $3.0 million, or 18.5%, to $13.3 million in fiscal 2020 from $16.3 million in fiscal 2019. The decrease in interest expense, net was primarily the result of lower average interest rates associated with the debt as compared to fiscal 2019 and a lower average debt balance during the current year.

Income tax expense. Income tax expense was $12.4 million in fiscal 2020 compared to $9.0 million in fiscal 2019. Our effective tax rate was 20.5% and 18.7% for fiscal 2020 and fiscal 2019, respectively. The effective tax rate for fiscal 2020 is higher than fiscal 2019 due to a higher tax benefit due to income tax accounting for share-based compensation in fiscal 2019 compared to a lower tax benefit in fiscal 2020.

Net income. Net income increased by $8.9 million, or 22.9%, to $47.9 million in fiscal 2020 from net income of $39.0 million in fiscal 2019. The change in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased by $13.2 million, or 15.1%, to $100.6 million for fiscal 2020 from $87.3 million for fiscal 2019. Adjusted EBIT increased by $10.7 million, or 15.7%, to $79.2 million for fiscal 2020 from $68.4 million for fiscal 2019. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

We have omitted discussion of our fiscal 2019 results where it would be redundant of information previously disclosed. For a comparison of our fiscal 2019 versus fiscal 2018 results, please see the discussion previously included in Part II, Item 7 of our fiscal 2019 Annual Report on Form 10-K filed with the SEC on May 24, 2019.

Liquidity and Capital Resources

We rely on cash flows from operating activities and our credit facility as our primary sources of liquidity. Our primary cash needs are for inventories, operating expenses, occupancy expenses, capital expenditures associated with opening new stores and remodeling or refurbishing existing stores, improvements to our distribution facilities, marketing and information technology expenditures, debt service and taxes. We have also used cash for acquisitions, the subsequent rebranding and integration of the stores acquired in those acquisitions and costs to consolidate the corporate offices. In addition to cash and cash equivalents, the most significant components of our working capital are accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities. We believe that cash flows from operating activities and the availability of cash under our credit facilities or other financing arrangements will be sufficient to cover working capital requirements, anticipated capital expenditures and other anticipated cash needs for at least the next 12 months.

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations decreased in fiscal 2020, primarily as a result of a $17.9 million increase in cash paid for inventories year-over-year and a $28.0 million decrease in cash provided by accounts payable in fiscal 2020 compared to fiscal 2019, due to the timing of payments.

As of the end of fiscal 2020, we did not have any material capital expenditure commitments. As noted above under “Recent Developments” of Item 1. Business, we have taken several steps to enhance our liquidity position in response to the COVID-19 pandemic. In order to preserve cash and reduce near-term operating expenses, we have implemented pay cuts by the management team and board of directors, furloughed approximately 40% of our employees, decreased store labor costs, significantly reduced capital expenditures, delayed the opening of new stores, reduced future inventory commitments and drawn additional funds on our revolving line of credit in order to maintain higher cash on hand. As of March 28, 2020, we had a total of $241.4 million of debt outstanding, including $129.9 million outstanding on our $165.0 million revolving credit facility and $111.5 million under our term loan facility. We had $35.1 million of remaining availability under our revolving credit facility and $69.6 million of cash on hand as of March 28, 2020. Our primary ongoing sources of liquidity include funds provided by operations and borrowings under our revolving credit facility. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We estimate that our capital expenditures in fiscal 2021 will be between $10.0 million to $12.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) LIBOR plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of March 28, 2020 and March 30, 2019 was $129.9 million and zero, respectively. Total interest expense incurred in the fiscal year ended March 28, 2020 on the June 2015 Wells Fargo Revolver was $3.1 million and the weighted average interest rate for the fiscal year ended March 28, 2020 was 3.3%. Total interest expense incurred in the fiscal year ended March 30, 2019 on the June 2015 Wells Fargo Revolver was $1.8 million, and the weighted average interest rate for the fiscal year ended March 30, 2019 was 3.4%. Total interest expense incurred in the fiscal year ended March 31, 2018 on the June 2015 Wells Fargo Revolver was $1.9 million, and the weighted average interest rate for the fiscal year ended March 31, 2018 was 2.5%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date, which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the fiscal year ended March 28, 2020 on the 2015 Golub Term Loan was $8.5 million and the weighted average interest rate for the fiscal year ended March 28, 2020 was 6.8%. Total interest expense incurred in the fiscal year ended March 30, 2019 on the 2015 Golub Term Loan was $12.5 million, and the weighted average interest rate for the fiscal year ended March 30, 2019 was 7.0%. Total interest expense incurred in the fiscal year ended March 31, 2018 on the 2015 Golub Term Loan was $11.2 million, and the weighted average interest rate for the fiscal year ended March 31, 2018 was 5.9%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 28, 2020, the fair value of these embedded derivatives was estimated and was not significant.

As of March 28, 2020, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $69.6 million as of March 28, 2020 compared to $16.6 million as of March 30, 2019.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
	(In thousands)
Net cash provided by/(used in):
Operating activities	$25,317	$63,260	$44,200
Investing activities	(40,166)	(31,765)	(23,553)
Financing activities	67,798	(23,897)	(19,666)
Net increase in cash	$52,949	$7,598	$981

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items including depreciation, amortization and stock-based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $25.3 million for the fiscal year ended March 28, 2020. The significant components of cash flows provided by operating activities were net income of $47.9 million, the add-back of non-cash depreciation and amortization expense of $21.4 million, stock-based compensation expense of $4.9 million, and amortization of debt issuance fees and debt discount of $0.9 million. The above was partially offset by an increase in inventories of $45.6 million due to the growth of the company and other changes in working capital.

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

Net cash used in investing activities was $40.2 million for fiscal 2020, which was primarily attributable to $37.2 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities and $3.7 million for the acquisition of G.&L. Clothing.

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

Net cash provided by financing activities was $67.8 million for fiscal 2020. We increased our line of credit borrowings by $129.9 million and repaid $65.6 million on our debt and capital lease obligations during the period. We also received $5.2 million from the exercise of stock options.

Net cash used in financing activities was $23.9 million for fiscal 2019. We reduced our line of credit borrowings by $21.0 million and repaid $10.6 million on our debt and capital lease obligations during the period. We also received $8.1 million from the exercise of stock options.

Other obligations

Contractual obligations. We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancelable finance and operating leases.

As of March 28, 2020, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years
Finance lease obligations	$20,522	$1,345	$2,647	$3,725	$12,805
Operating lease obligations	223,136	44,354	72,374	66,107	40,301
Debt and line of credit	241,400	—	129,900	111,500	—
Interest expense on debt	29,197	9,197	18,394	1,606	—
Total	$514,255	$54,896	$223,315	$182,938	$53,106

Finance lease obligations primarily relate to the acquisition of two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. During fiscal 2020, we amended the lease, extending the lease expiration through fiscal 2036. The remaining finance lease obligations relate to property and equipment leases that expire at various dates through fiscal 2024.

We lease our stores, facilities and certain other equipment under non-cancelable operating leases. These operating leases expire at various dates through fiscal 2034, and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. They also generally contain renewal provisions for varying periods. Our future operating lease obligations would change if we were to exercise these renewal provisions or if we were willing to enter into additional operating leases.

Debt consists of $111.5 million outstanding under our 2015 Golub Term Loan and $129.9 million outstanding under our June 2015 Wells Fargo Revolver as of March 28, 2020. Our 2015 Golub Term Loan provides for regularly scheduled principal payments that began on September 25, 2015. On June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018 and June 6, 2019, the Company made additional prepayments on the 2015 Golub Term Loan of $10.0 million and $65.0 million, respectively. Payments with respect to the June 2015 Wells Fargo Revolver are due the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023.

Interest expense on debt consists of scheduled interest payments under our 2015 Golub Term Loan and June 2015 Wells Fargo Revolver. The interest expense relating to our 2015 Golub Term Loan was calculated using a 5.77% interest rate applied to the term loan balance of $111.5 million as of March 28, 2020 and for each period thereafter. The interest rate used represents the interest rate on the 2015 Golub Term Loan on the last day of fiscal 2020. The interest expense relating to our June 2015 Wells Fargo Revolver was determined using an interest rate of 2.06% applied to the revolving line of credit balance of $129.9 million on March 28, 2020, the last day of the fiscal year. The interest rate used represents the weighted average interest rate on the June 2015 Wells Fargo Revolver on the last day of fiscal 2020. Additional interest expense relating to our June 2015 Wells Fargo Revolver was determined using an interest rate of 0.25% applied to the unutilized portion of the $165.0 million revolving line of credit on March 28, 2020, the last day of the fiscal year.

Off-balance sheet arrangements. We are not a party to any off-balance sheet arrangements, except for purchase obligations.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, inventories, goodwill, intangible and long-lived assets, leases, stock-based compensation and income taxes, which are more fully described below.

Revenue recognition

Sales are recognized at the time of purchase by customers at our retail store locations. Sales are recorded net of taxes collected from customers. Transfer of control takes place at the point at which the customer receives and pays for the merchandise at the register. For e-commerce sales, revenue is recognized when control transfers to the customer, which generally occurs upon delivery of the product. On average, customers receive goods within approximately five days of being ordered. The estimate of the transit times for these shipments is based on shipping terms and historical delivery times. Shipping and handling fees billed to customers for online sales are included in net sales and the related shipping and handling costs are classified as cost of goods sold in the consolidated statements of operations.

We reserve for projected merchandise returns based upon historical experience and various other assumptions that we believe to be reasonable. Customers can return merchandise purchased in-store within 30 days of the original purchase date, return merchandise purchased at bootbarn.com and countryoutfitter.com within 60 days of the original purchase date, and return sheplers.com merchandise within 90 days of the original purchase date. Merchandise returns are often resalable merchandise and the purchase price is generally refunded by issuing the same tender used in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating our sales returns reserve. We record the impact of adjustments to our sales returns reserve quarterly within total net sales. Should the returns rate as a percentage of net sales significantly change in future periods, it could have a material impact on our results of operations.

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

Leases

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense in selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations.

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

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. We monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. Our retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, our retail stores and e-commerce websites were aggregated into one reporting segment in accordance with guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). As a result of this, our operations represent two reporting units, retail stores and e-commerce, for the purpose of our goodwill impairment analysis.

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

Definite-lived intangible assets and long-lived assets. Definite-lived intangible assets consist of certain trademarks and customer lists. Definite-lived intangible assets are recorded at their fair value as of the acquisition date with amortization computed utilizing the straight-line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for customer lists is five years and for definite-lived trademarks is three years.

Long-lived assets consist of leasehold improvements, machinery and equipment, furniture and fixtures, software and vehicles. Long-lived assets are subject to depreciation and amortization. We assess potential impairment of our definite-lived intangible assets and long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements (“ASC 820”).

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected by additional impairment charges.

Stock-based compensation

We account for employee stock options, restricted stock awards, restricted stock units and performance share units in accordance with relevant authoritative literature. Stock options are granted with exercise prices equal to or greater than the market value, as reported on the New York Stock Exchange (or on any other national securities exchange on which our common stock is then listed) on the date of grant as authorized by our board of directors. Stock options granted have vesting provisions of either four or five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized the simplified method to estimate the expected life of the options. We base the risk-free interest rate on the yield of a zero-coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. We estimate the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption, we considered a number of factors, including the entity’s life cycle stage, growth profile, size, financial leverage and products offered. The fair value of stock options granted with both service and market vesting conditions is estimated using a Monte Carlo simulation model. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered. Forfeitures are recognized as incurred.

The fair value of our restricted stock awards, restricted stock units and performance share units is the closing price of our common stock on the grant date.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The FASB issued this Accounting Standards Update (“ASU”) to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases and finance leases under current U.S. GAAP and disclosing key information about leasing arrangements. Enhanced disclosures are also required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, allowing a modified retrospective approach, under which entities had the option to not restate comparative periods and instead recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The standards became effective for the Company beginning March 31, 2019, the first day of its fiscal 2020 year.

As a result of the adoption of the new accounting standard, the Company elected transition-related practical expedients as accounting policies which allowed it to not reassess, as of the adoption date, (1) whether any expired or existing contracts are or contain leases, (2) the classification of any expired or existing leases, and (3) if previously capitalized initial direct costs qualify for capitalization under ASC 842. The Company elected the practical expedient option to not separate lease and non-lease components for all of its leases, and also elected the short-term lease recognition exemption that keeps leases with an initial term of 12 months or less excluded from balance sheet capitalization. This results in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of March 31, 2019, the first day of fiscal 2020, the Company recorded right-of-use (“ROU”) assets of $164.5 million and lease liabilities of $179.4 million upon adoption of this standard. The adoption of this standard did not have a material impact on its consolidated statements of operations and consolidated statements of cash flows. Refer to Note 11, “Leases” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of March 28, 2020, we had $129.9 million outstanding borrowings under our revolving credit facility and $111.5 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance as of March 28, 2020 would be approximately $2.4 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of March 28, 2020 and March 30, 2019, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 28, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases beginning March 31, 2019, the first day of its fiscal 2020 year due to adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Incremental Borrowing Rate (IBR) used in Adoption of ASC 842 – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company adopted the provisions of Accounting Standards Codification (ASC) 842, Leases, as of March 31, 2019. Adoption of the standard resulted in the initial recognition of right-of-use (ROU) assets of $164.5 million and lease liabilities of $179.4 million as of March 31, 2019. These amounts are based on the present value of the fixed lease payments using the Company’s incremental borrowing rates (“IBR”) for its population of leases. We identified the IBR used in the determination of the present value of the Company’s future minimum lease payments upon adoption of ASC 842 as a critical audit matter because the determination of the appropriate credit rating, credit spread, and adjustments for the impacts of collateralization used to determine the rate require significant management judgment. Changes in these inputs into the IBR determination can have a material effect on the recorded ROU assets and related lease liabilities.

Given the significant judgments made by management in determining the IBR upon adoption of ASC 842, performing audit procedures to evaluate the reasonableness of the methods and assumptions related to credit rating, credit spread, and adjustments for the impact of collateral involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selected IBR included the following, among others:

●	We tested the operating effectiveness of controls over the calculation of the IBR upon adoption including those over credit ratings, credit spreads, and adjustments for the impact of collateral.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s methodology and the selected IBR upon adoption by:

o	Testing the source information underlying the determination of the synthetic credit rating,
o	Testing the mathematical accuracy of the Company’s analysis,
o	Evaluating the overall reasonableness of the valuation method utilized by the Company to develop the synthetic credit rating and estimate the impact of collateral on the IBR,
o	Evaluating whether the overall method used to determine the IBR is consistent with the provisions of ASC 842, and
o	Developing a range of independent estimates and comparing those to the IBR selected by management.

/s/ Deloitte & Touche LLP

Costa Mesa, California

May 22, 2020

We have served as the Company's auditor since 2012.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 28,	March 30,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$69,563	$16,614
Accounts receivable, net	12,087	8,095
Inventories	288,717	240,734
Prepaid expenses and other current assets	14,284	11,900
Total current assets	384,651	277,343
Property and equipment, net	109,603	98,663
Right-of-use assets, net	170,243	—
Goodwill	197,502	195,858
Intangible assets, net	60,974	62,845
Other assets	1,738	1,366
Total assets	$924,711	$636,075
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$129,900	$—
Accounts payable	95,334	104,955
Accrued expenses and other current liabilities	52,612	46,988
Short-term lease liabilities	34,779	—
Total current liabilities	312,625	151,943
Deferred taxes	19,801	17,202
Long-term portion of notes payable, net	109,022	174,264
Capital lease obligations	—	6,746
Long-term lease liabilities	160,935	—
Other liabilities	635	21,756
Total liabilities	603,018	371,911

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; March 28, 2020 - 100,000 shares authorized, 28,880 shares issued; March 30, 2019 - 100,000 shares authorized, 28,399 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	169,249	159,137
Retained earnings	153,641	105,692
Less: Common stock held in treasury, at cost, 71 and 51 shares at March 28, 2020 and March 30, 2019, respectively	(1,200)	(668)
Total stockholders’ equity	321,693	264,164
Total liabilities and stockholders’ equity	$924,711	$636,075

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018

Net sales	$845,575	$776,854	$677,949
Cost of goods sold	569,084	525,420	470,034
Gross profit	276,491	251,434	207,915
Selling, general and administrative expenses	202,823	187,112	161,660
Income from operations	73,668	64,322	46,255
Interest expense, net	13,310	16,331	15,076
Other (loss)/income, net	(45)	5	—
Income before income taxes	60,313	47,996	31,179
Income tax expense	12,364	8,974	2,300
Net income	$47,949	$39,022	$28,879

Earnings per share:
Basic shares	$1.68	$1.39	$1.08
Diluted shares	$1.64	$1.35	$1.05
Weighted average shares outstanding:
Basic shares	28,583	28,092	26,744
Diluted shares	29,220	28,813	27,528

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2017	26,575	$3	$142,184	$37,791	(14)	$(69)	$179,909
Net income	—	—	—	28,879	—	—	28,879
Issuance of common stock related to stock-based compensation	756	—	3,695	—	(4)	—	3,695
Tax withholding for net share settlement	—	—	—	—	(13)	(125)	(125)
Stock-based compensation expense	—	—	2,248	—	—	—	2,248
Balance at March 31, 2018	27,331	$3	$148,127	$66,670	(31)	$(194)	$214,606
Net income	—	—	—	39,022	—	—	39,022
Issuance of common stock related to stock-based compensation	1,068	—	8,137	—	—	—	8,137
Tax withholding for net share settlement	—	—	—	—	(20)	(474)	(474)
Stock-based compensation expense	—	—	2,873	—	—	—	2,873
Balance at March 30, 2019	28,399	$3	$159,137	$105,692	(51)	$(668)	$264,164
Net income	—	—	—	47,949	—	—	47,949
Issuance of common stock related to stock-based compensation	481	—	5,204	—	—	—	5,204
Tax withholding for net share settlement	—	—	—	—	(20)	(532)	(532)
Stock-based compensation expense	—	—	4,908	—	—	—	4,908
Balance at March 28, 2020	28,880	$3	$169,249	$153,641	(71)	$(1,200)	$321,693

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018

Cash flows from operating activities
Net income	$47,949	$39,022	$28,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,211	18,256	16,000
Stock-based compensation	4,908	2,873	2,248
Amortization of intangible assets	172	646	1,128
Amortization of right-of-use assets	31,091	—	—
Amortization of debt issuance fees and debt discount	946	1,235	1,199
Loss on disposal of property and equipment	417	23	252
Gain on adjustment of right-of-use assets and lease liabilities	(186)	—	—
Damaged asset write-off	—	312	2,357
Store impairment charge	191	455	83
Accretion of above market leases	—	(28)	(2)
Deferred taxes	2,599	4,172	1,860
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	5,721	(3,706)	(35)
Inventories	(45,622)	(27,702)	(24,598)
Prepaid expenses and other current assets	(2,351)	4,179	(3,281)
Other assets	(548)	(254)	(167)
Accounts payable	(13,810)	14,191	13,062
Accrued expenses and other current liabilities	6,310	6,882	3,977
Other liabilities	(3,611)	2,704	1,238
Operating leases	(30,070)	—	—
Net cash provided by operating activities	$25,317	$63,260	$44,200
Cash flows from investing activities
Purchases of property and equipment	(37,195)	(27,525)	(24,418)
Insurance recoveries for property and equipment	717	184	865
Acquisition of business, net of cash acquired	(3,688)	(4,424)	—
Net cash used in investing activities	$(40,166)	$(31,765)	$(23,553)
Cash flows from financing activities
Borrowings/(payments) on line of credit - net	129,900	(21,006)	(12,268)
Repayments on debt and finance lease obligations	(65,553)	(10,554)	(10,448)
Debt issuance fees paid	(1,221)	—	(520)
Tax withholding payments for net share settlement	(532)	(474)	(125)
Proceeds from the exercise of stock options	5,204	8,137	3,695
Net cash provided by/(used in) financing activities	$67,798	$(23,897)	$(19,666)
Net increase in cash and cash equivalents	52,949	7,598	981
Cash and cash equivalents, beginning of period	16,614	9,016	8,035
Cash and cash equivalents, end of period	$69,563	$16,614	$9,016

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,391	$649	$614
Cash paid for interest	$11,958	$14,947	$13,743
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$6,066	$1,877	$1,315
Equipment acquired through capital lease	$—	$171	$—

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 28,809,620 and 28,348,484 outstanding shares of common stock as of March 28, 2020 and March 30, 2019, respectively. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 259 stores in 35 states as of March 28, 2020, 240 stores in 33 states as of March 30, 2019 and 226 stores in 31 states as of March 31, 2018. As a result of COVID-19, 36 of the 259 stores in operation as of March 28, 2020 were temporarily closed. As of the fiscal year ending March 28, 2020, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. Since first being reported, COVID-19 has spread to numerous countries around the world, including the U.S., resulting in the World Health Organization declaring the outbreak a global pandemic on March 11, 2020. As COVID-19 has continued to spread, public and private sector policies and initiatives intended to reduce the transmission of COVID-19, such as the imposition of travel restrictions, mandates from federal, state and local authorities to avoid large gatherings of people, quarantine or “shelter-in-place”, and the promotion of social distancing have significantly impacted the country. COVID-19 has had and will continue to have a significant impact on economic conditions and consume confidence. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. These and other effects make it more challenging for us to estimate the future performance of our business, particularly over the near-to-medium term.

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

Fiscal Year

The Company reports its results of operations and cash flows on a 52- or 53-week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The years ended March 28, 2020 (“fiscal 2020”), March 30, 2019 (“fiscal 2019”) and March 31, 2018 (“fiscal 2018”) each consisted of 52 weeks.

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. The Company’s retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, the Company’s retail stores and e-commerce websites are aggregated into one reporting segment in accordance with guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). As a result of this, the Company’s operations represent two reporting units, retail stores and e-commerce, for the purpose of its goodwill impairment analysis.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting the Company’s consolidated financial statements are those relating to revenue recognition, lease accounting, inventories, goodwill, intangible and long-lived assets, stock-based compensation and income taxes. Management regularly evaluates its estimates and assumptions based upon historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, the Company’s future results of operations may be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents also include receivables from credit card sales. The carrying amounts of cash and cash equivalents represent their fair values.

Accounts Receivable

The Company’s accounts receivable consists of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co-operative arrangements. The Company’s allowance for doubtful accounts was $0.1 million and less than $0.1 million in fiscal 2020 and fiscal 2019, respectively.

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

Property and Equipment, net

Property and equipment consists of leasehold improvements, machinery and equipment, furniture and fixtures, software and vehicles. Property and equipment is subject to depreciation and is recorded at cost less accumulated depreciation. Expenditures for major remodels and improvements are capitalized while minor replacements, maintenance and repairs that do not improve or extend the life of such assets are charged to expense. Gains or losses on disposal of fixed assets, when applicable, are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives, ranging from five to ten years. Machinery and equipment is depreciated over five years. Furniture and fixtures are depreciated over seven years. Software and vehicles are depreciated over five years. Leasehold improvements are depreciated over the shorter of the terms of the leases or ten years.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is tested for impairment at least annually as of the first day of the fourth fiscal quarter or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350, Goodwill and Other. This guidance provides the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (a “Step 0” analysis).

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. The Company’s retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, the Company’s retail stores and e-commerce websites are aggregated into one reporting segment in accordance with guidance under FASB ASC Topic 280, Segment Reporting (“ASC 280”). As a result of this, the Company’s operations represent two reporting units, retail stores and e-commerce, for the purpose of its goodwill impairment analysis.

If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs “Step 1” of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the Company proceeds to conduct a two-step goodwill impairment test, the first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. Management evaluates the fair value of the reporting unit using a market-based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. The Company determines the fair value of its reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test, which involves comparing the implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss. The Company concluded that there was no impairment of goodwill during fiscal 2020, 2019, or 2018.

Intangible assets with indefinite lives, which include the Boot Barn, Sheplers and Country Outfitter trademarks, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value, an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2020, 2019, or 2018.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of certain trademarks and customer lists. Definite-lived intangible assets are amortized utilizing the straight-line method over the assets’ estimated useful lives, with the exception of customer lists, which are amortized based on the estimated attrition rate. The period of amortization for customer lists and definite-lived trademarks is five years and three years, respectively.

Long-Lived Assets

Long-lived assets consist of property and equipment and definite-lived intangible assets. The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements. During fiscal 2020, the Company recorded an asset impairment charge of $0.2 million related to one of its stores. During fiscal 2019, the Company recorded an asset impairment charge of $0.5 million related to three of its stores. During fiscal 2018, the Company recorded an asset impairment charge of less than $0.1 million related to two of its stores. The fair values of these locations were calculated based on the projected discounted cash flows at a similar rate that would be used by market participants in valuing these assets or prices of similar assets.

Stock-Based Compensation

Stock-based compensation is accounted for under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Company accounts for all stock-based compensation transactions using a fair-value method and recognizes the fair value of each award as an expense over the service period. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk-free rate of interest and the dividend yield on the Company’s common stock. The fair value of stock options granted with both service and market vesting conditions is estimated using a Monte Carlo simulation model. The fair value of the Company’s restricted stock awards, restricted stock units and performance share units is the closing price of the Company’s common stock on the grant date. The consolidated financial statements include amounts that are based on the Company’s best estimates and judgments. The Company classifies compensation expense related to these awards in the consolidated statements of operations based on the department to which the recipient reports.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $1.6 million, $1.8 million, and $1.6 million as of fiscal 2020, 2019, and 2018, respectively and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company accounts for the asset and liability separately on a gross basis. The following table provides a reconciliation of the activity related to the Company’s sales returns reserve:

Sales Returns Reserve	Fiscal Year Ended
	March 28,	March 30,	March 31,
(In thousands)	2020	2019	2018
Beginning balance	$1,761	$1,587	$1,544
Provisions	43,664	39,026	35,189
Sales returns	(43,777)	(38,852)	(35,146)
Ending balance	$1,648	$1,761	$1,587

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $2.1 million, $1.9 million, and $1.7 million as of March 28, 2020, March 30, 2019, and March 31, 2018, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	March 28,	March 30,	March 31,
(In thousands)	2020	2019	2018
Beginning balance	$1,936	$1,705	$2,060
Current year provisions	6,468	5,433	4,877
Current year award redemptions	(6,328)	(5,202)	(5,232)
Ending balance	$2,076	$1,936	$1,705

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

Gift Card Program	Fiscal Year Ended
	March 28,	March 30,	March 31,
(In thousands)	2020	2019	2018
Beginning balance	$8,796	$7,857	$7,108
Current year issuances	16,745	14,112	11,007
Current year redemptions	(14,874)	(12,341)	(9,871)
Current year breakage	(549)	(832)	(387)
Ending balance	$10,118	$8,796	$7,857

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Fiscal Year Ended
% of Net Sales	March 28, 2020	March 30, 2019	March 31, 2018
Footwear	51%	52%	53%
Apparel	34%	34%	32%
Hats, accessories and other	15%	14%	15%
Total	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Fiscal Year Ended
% of Net Sales	March 28, 2020	March 30, 2019	March 31, 2018
Stores	84%	83%	83%
E-commerce	16%	17%	17%
Total	100%	100%	100%

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

Advertising Costs

Certain advertising costs, including pay-per-click, direct mail, television and radio promotions, event sponsorship, in-store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $0.2 million and $0.4 million as of March 28, 2020 and March 30, 2019, respectively. All other advertising costs are expensed as incurred. The Company recognized $28.0 million, $27.7 million, and $25.5 million in advertising costs during fiscal 2020, 2019, and 2018, respectively.

Leases

Prior to the adoption of ASU No. 2016-02, Leases (“ASC 842”), the Company recognized rent expense for operating leases on a straight‑line basis (including the effect of reduced or free rent and rent escalations) over the lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight‑line basis was recognized as an adjustment to deferred rent in the consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives were recorded as deferred rent and amortized using the straight‑line method over the lease term as an offset to rent expense. Contingent rent, determined based on a percentage of sales in excess of specified levels, was recognized as rent expense when the achievement of the specified sales that triggers the contingent rent was probable.

Subsequent to the adoption of ASC 842 on March 31, 2019, the first day of fiscal 2020, operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense in selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are attributable to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for the fiscal years ended March 28, 2020 or March 30, 2019.

Per Share Information

Basic earnings per share is computed by dividing net income by the weighted average number of outstanding shares of common stock. In computing diluted earnings per share, the weighted average number of common shares outstanding is adjusted to reflect the effect of potentially dilutive securities such as stock options and restricted stock. In accordance with ASC 718, the Company utilizes the treasury stock method to compute the dilutive effect of stock options, restricted stock awards, restricted stock units and performance share units.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 8 “Revolving credit facilities and long-term debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no material financial assets or liabilities requiring fair value measurements as of March 28, 2020 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 36% of net sales in fiscal 2020, 39% of net sales in fiscal 2019, and approximately 40% of net sales in fiscal 2018.

Hurricane-Related Insurance Claims

During fiscal 2018, as a result of Hurricane Harvey, $3.2 million of inventory and property, plant and equipment at certain Houston-area stores were damaged and written off. These assets were insured at the time of the loss. The Company also incurred $0.3 million of repairs and maintenance expense during fiscal 2018 as a result of Hurricane Harvey. The Company received cash insurance proceeds of $5.1 million as of March 30, 2019, which includes $0.1 million of business interruption cash insurance proceeds. The charges and recoveries were recorded in selling, general and administrative expenses, and resulted in a net gain of $1.6 million during fiscal 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The FASB issued this Accounting Standards Update (“ASU”) to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases and finance leases under current U.S. GAAP and disclosing key information about leasing arrangements. Enhanced disclosures are also required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, allowing a modified retrospective approach, under which entities had the option to not restate comparative periods and instead recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The Company adopted the new leasing standard effective as of March 31, 2019, the first day of its fiscal 2020 year.

In connection with the adoption of the new accounting standard, the Company elected transition-related practical expedients as accounting policies which allowed it to not reassess, as of the adoption date, (1) whether any expired or existing contracts are or contain leases, (2) the classification of any expired or existing leases, and (3) if previously capitalized initial direct costs qualify for capitalization under ASC 842. The Company elected the practical expedient option to not separate lease and non-lease components for all of its leases, and also elected the short-term lease recognition exemption that keeps leases with an initial term of 12 months or less excluded from balance sheet capitalization. This results in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of March 31, 2019, the first day of fiscal 2020, the Company recorded right-of-use (“ROU”) assets of $164.5 million and lease liabilities of $179.4 million upon adoption of this standard. The adoption of this standard did not have a material impact on its consolidated statements of operations and consolidated statements of cash flows. Refer to Note 11, “Leases” for further discussion.

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

In allocating the purchase price, the Company recorded all assets acquired and liabilities assumed at fair value. The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition of G.&L. Clothing. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The goodwill and intangible assets are deductible for income tax purposes.

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

In allocating the purchase price, the Company recorded all assets acquired and liabilities assumed at fair value. The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition of Lone Star. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The goodwill and intangible assets are deductible for income tax purposes.

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

At June 30, 2018
(in thousands)
Assets acquired:
Inventory	$1,872
Property & equipment, net	42
Below-market lease	92
Goodwill	2,763
Total assets acquired	$4,769

Liabilities assumed:
Other liability - merchandise credits	$69
Above-market lease	276
Total liabilities assumed	345
Net Assets acquired	$4,424

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of March 31, 2018	$193,095
Goodwill as a result of the Lone Star Acquisition	2,763
Balance as of March 30, 2019	195,858
Goodwill as a result of the G.&L. Clothing Inc. Acquisition	1,644
Balance as of March 28, 2020	$197,502

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 28,	March 30,
	2020	2019
Prepaid rent	$—	$4,030
Prepaid advertising	239	413
Prepaid insurance	1,033	879
Income tax receivable	5,172	1,534
Debt issuance costs	376	343
Prepaid merchandise	5,446	2,828
Other	2,018	1,873
Total prepaid expenses and other current assets	$14,284	$11,900

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 28,	March 30,
	2020	2019
Land	$—	$2,530
Buildings	—	7,998
Leasehold improvements	59,717	62,910
Machinery and equipment	31,767	31,825
Furniture and fixtures	69,143	59,917
Construction in progress	9,738	3,751
Vehicles	1,367	1,480
	171,732	170,411
Less: Accumulated depreciation	(62,129)	(71,748)
Property and equipment, net	$109,603	$98,663

Depreciation expense was $21.2 million, $18.3 million, and $16.0 million for fiscal years 2020, 2019, and 2018, respectively. Beginning in fiscal 2020, as a result of the adoption of ASC 842, amortization related to assets under finance leases is included in cost of goods sold rather than depreciation expense (see Note 11 “Leases”). Additionally, as a result of the adoption of ASC 842, land and buildings that were previously classified as property and equipment, net, have been reclassified to finance lease right-of-use assets in fiscal 2020.

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	March 28, 2020
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$345	$(54)	$291	5.0
Trademarks—definite lived	15	(9)	6	3.0
Total definite lived	360	(63)	297
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(63)	$60,974

	March 30, 2019
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
	(in thousands, except for weighted average useful life)
Customer lists	$506	$(393)	$113	3.0
Below-market leases	5,011	(2,967)	2,044	11.5
Trademarks—definite lived	15	(4)	11	3.0
Total definite lived	5,532	(3,364)	2,168
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$66,209	$(3,364)	$62,845

Amortization expense for intangible assets totaled $0.2 million, $0.6 million, and $1.1 million for fiscal 2020, 2019, and 2018, respectively, and is included in selling, general and administrative expenses.

As of March 28, 2020, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)
2021	$89
2022	72
2023	62
2024	54
2025	20
Thereafter	—
Total	$297

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 28,	March 30,
	2020	2019
Accrued compensation	$12,858	$14,014
Deferred revenue	11,112	10,211
Sales tax liability	6,465	6,497
Accrued interest	284	199
Sales reward redemption liability	2,076	1,936
Capital leases-short term	—	617
Accrued property and equipment	4,347	1,043
Other	15,470	12,471
Total accrued expenses	$52,612	$46,988

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of March 28, 2020 and March 30, 2019 was $129.9 million and zero, respectively. Total interest expense incurred in the fiscal year ended March 28, 2020 on the June 2015 Wells Fargo Revolver was $3.1 million, and the weighted average interest rate for the fiscal year ended March 28, 2020 was 3.3%. Total interest expense incurred in the fiscal year ended March 30, 2019 on the June 2015 Wells Fargo Revolver was $1.8 million, and the weighted average interest rate for the fiscal year ended March 30, 2019 was 3.4%. Total interest expense incurred in the fiscal year ended March 31, 2018 on the June 2015 Wells Fargo Revolver was $1.9 million, and the weighted average interest rate for the fiscal year ended March 31, 2018 was 2.5%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is

4.5% for LIBOR loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the fiscal year ended March 28, 2020 on the 2015 Golub Term Loan was $8.5 million, and the weighted average interest rate for the fiscal year ended March 28, 2020 was 6.8%. Total interest expense incurred in the fiscal year ended March 30, 2019 on the 2015 Golub Term Loan was $12.5 million, and the weighted average interest rate for the fiscal year ended March 30, 2019 was 7.0%. Total interest expense incurred in the fiscal year ended March 31, 2018 on the 2015 Golub Term Loan was $11.2 million, and the weighted average interest rate for the fiscal year ended March 31, 2018 was 5.9%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the June 2015 Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio (as defined in the 2015 Golub Term Loan) requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 28, 2020, the fair value of these embedded derivatives was estimated and was not significant.

As of March 28, 2020, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment and 2019 Wells Amendment and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.4 million and $0.3 million as of March 28, 2020 and March 30, 2019, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $7.1 million were incurred under the 2015 Golub Term Loan, 2017 Golub Amendment and 2019 Golub Amendment and are included as a reduction of the non-current note payable on the consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $2.5 million and $2.2 million as of March 28, 2020 and March 30, 2019, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	March 28,	March 30,
(in thousands)	2020	2019
Term Loan	$111,500	$176,500
Unamortized value of the debt issuance costs and debt discount	(2,478)	(2,236)
Net carrying value	$109,022	$174,264

Total amortization expense of $0.9 million and $1.2 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the fiscal years ended March 28, 2020 and March 30, 2019, respectively.

Aggregate contractual maturities

Aggregate contractual maturities for the Company’s long-term debt as of March 28, 2020 are as follows:

Fiscal Year	(in thousands)
2021	$—
2022	—
2023	—
2024	111,500
2025	—
Total	$111,500

9. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of March 28, 2020, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. As of March 28, 2020, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan and as determined by the Compensation Committee of our board of directors. Restricted stock awards granted vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

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

During fiscal 2020, the Company granted certain members of management options to purchase a total of 126,952 shares under the 2014 Plan. The total grant date fair value of stock options granted during fiscal 2020 was $1.4 million, with grant date fair values ranging from $7.22 to $11.19 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise prices of these awards range between $19.23 and $28.63 per share.

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

Stock option awards are measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock price over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield, if any. The Company issues shares of common stock when options are exercised.

The fair values of stock options granted in fiscal 2020, 2019, and 2018 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	March 28,				March 30,				March 31,
	2020				2019				2018
Expected option term(1)	6.3	-	7.0	years			5.3	years			5.5	years
Expected volatility factor(2)	35.3%	-	38.1%		36.1%	-	37.7%		34.0%	-	35.5%
Risk-free interest rate(3)	0.5%	-	2.3%		2.2%	-	2.8%		1.8%	-	2.7%
Expected annual dividend yield			0%				0%				0%

(1)	The Company has limited historical information regarding the expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The following table summarizes the stock award activity for the fiscal year ended March 28, 2020:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 30, 2019	1,293,347	$15.40
Granted	354,225	$28.36
Exercised	(404,583)	$12.86		$9,922
Cancelled, forfeited or expired	(21,766)	$17.76
Outstanding at March 28, 2020	1,221,223	$19.96	6.1	$2,465
Vested and expected to vest after March 28, 2020	1,221,223	$19.96	6.1	$2,465
Exercisable at March 28, 2020	289,966	$20.60	3.9	$309

A summary of the status of non-vested stock options as of March 28, 2020 and changes during fiscal 2020 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 30, 2019	917,850	$5.48
Granted	354,225	$9.52
Vested	(322,711)	$5.82
Nonvested shares forfeited	(18,107)	$5.47
Nonvested at March 28, 2020	931,257	$6.90

Restricted Stock Units

During fiscal 2020, the Company granted 95,985 restricted stock units to various directors and employees under the 2014 Plan. The units granted to employees vest in four equal annual installments beginning on the first anniversary of the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates, subject to accelerated vesting in the event of termination of employment under certain circumstances. The units granted to the Company’s directors vest on the first anniversary of the date of grant, provided that the respective award recipient continues service with the Company through the vesting date. The grant date fair value of these awards for fiscal 2020 totaled $2.7 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

During fiscal 2019, the Company granted 86,996 restricted stock units to various directors and employees under the 2014 Plan. The units granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The units granted to the Company’s directors vest on the first anniversary of the date of grant, provided that the respective award recipient continues service with the Company through the vesting date. The grant date fair value of these awards for fiscal 2019 totaled $2.2 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

During fiscal 2018, the Company granted 126,800 restricted stock units to various directors and employees under the 2014 Plan. The units granted to employees vest in five equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates. The units granted to the Company’s directors vest on the first anniversary of the date of grant, provided that the respective award recipient continues service with the Company through the vesting date. The grant date fair value of these awards for fiscal 2018 totaled $1.1 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

Performance Share Units

During fiscal 2020, the Company granted 38,546 performance share units to various employees under the 2014 Plan with a grant date fair value of $28.63 per share.

The performance share units granted are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period beginning March 31, 2019 and ending March 26, 2022. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of performance shares to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance units to vest will be 0%, if the performance goals are at the threshold level, the number of performance units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance units to vest will be 200% of the target amounts, each subject to continued service by the applicable award recipient through the last day of the performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award.

The grant date fair value of the performance share units granted during fiscal 2020 was initially measured using the Company's closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, stock compensation expense would be reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

During fiscal 2019 and fiscal 2018, the Company did not grant any performance share units.

Stock-Based Compensation Expense

Stock-based compensation expense was $4.9 million, $2.9 million, and $2.2 million for fiscal 2020, 2019, and 2018, respectively. Stock-based compensation expense of $0.9 million, $0.4 million, and $0.4 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2020, 2019, and 2018, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of March 28, 2020, there was $4.6 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.65 years. As of March 28, 2020, there was $3.0 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.56 years. As of March 28, 2020, there was $0.6 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 1.97 years.

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

On May 8, 2019, Sheplers, Inc., a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of March 28, 2020.

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

ROU assets and lease liabilities as of March 28, 2020 consist of the following:

	Balance Sheet Classification	March 28, 2020 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$10,444
Operating lease assets	Right-of-use assets, net	159,799
Total lease assets		$170,243

Liabilities
Current
Finance	Short-term lease liabilities	$1,019
Operating	Short-term lease liabilities	33,760
Total short-term lease liabilities		$34,779

Non-Current
Finance	Long-term lease liabilities	$12,954
Operating	Long-term lease liabilities	147,981
Total long-term lease liabilities		$160,935
Total lease liabilities		$195,714

Total lease costs for the fiscal year ended March 28, 2020 were:

		Fiscal Year Ended
(in thousands)	Statement of Operations Classification	March 28, 2020
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	$800
Interest on lease liabilities	Interest expense, net	790
Total finance lease cost		$1,590

Operating lease cost	Cost of goods sold	$40,100
Operating lease cost	Selling, general and administrative expenses	1,530
Short-term lease cost	Selling, general and administrative expenses	2,653
Variable lease cost	Selling, general and administrative expenses	1,607
Sublease income	Cost of goods sold	(177)
Total lease cost		$47,303

The following table summarizes future lease payments as of March 28, 2020:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2021	$44,354	$1,345
2022	38,779	1,353
2023	33,595	1,294
2024	27,518	1,264
2025	22,103	1,220
Thereafter	56,787	14,046
Total	223,136	20,522
Less: Imputed interest	(41,395)	(6,549)
Present value of net lease payments	$181,741	$13,973

Prior to the Company’s adoption of ASC 842, its future minimum operating lease commitments as of March 30, 2019 under ASC 840 were (in thousands):

Fiscal Year	Total
2020	$37,877
2021	36,352
2022	31,732
2023	26,649
2024	20,536
Thereafter	44,061
Total	$197,207

The following table includes supplemental lease information:

Fiscal Year Ended
Supplemental Cash Flow Information (dollars in thousands)	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41,227
Operating cash flows from finance leases	552
Financing cash flows from finance leases	466
$42,245
Lease liabilities arising from new right-of-use assets
Operating leases	$42,420
Finance leases	$—

Weighted average remaining lease term (in years)
Operating leases	6.4
Finance leases	22.1

Weighted average discount rate
Operating leases	6.2%
Finance leases	12.0%

Other liabilities are as follows:

	March 28,	March 30,
(in thousands)	2020	2019
Above-market leases	$—	$256
Long-term deferred rent	—	17,312
Capital lease residual value	—	3,968
Other	635	220
Total other liabilities	$635	$21,756

12. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides a matching contribution for all employees that work a minimum of 1,000 hours per year. Contributions to the plan are based on certain criteria as defined in the agreement, governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $1.3 million, $0.9 million, and $0.7 million for fiscal 2020, 2019, and 2018, respectively.

13. Income Taxes

Income tax expense consisted of the following:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
(in thousands)	2020	2019	2018
Current:
Federal	$7,619	$2,728	$(104)
State	2,150	2,057	544
Foreign	—	—	—
Total current	9,769	4,785	440
Deferred:
Federal	3,149	4,056	622
State	(554)	133	1,237
Foreign	—	—	1
Total deferred	2,595	4,189	1,860
Total income tax expense	$12,364	$8,974	$2,300

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	30.8%
State and local income taxes, net of federal tax benefit	3.6	3.9	3.3
Change in state rate	—	—	(0.2)
Federal rate change	—	—	(22.4)
Permanent items	0.2	0.3	0.3
Excess tax benefit of stock-based compensation	(3.5)	(7.6)	(5.7)
IRC Section 162(M)	0.9	0.6	0.8
Valuation allowance	(0.7)	(0.1)	0.1
Other	(1.0)	0.6	0.4
Effective tax rate	20.5%	18.7%	7.4%

Differences between the effective tax rate and the statutory rate relate primarily to excess tax benefits due to income tax accounting for share-based compensation and state taxes.

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax liabilities as of March 28, 2020 and March 30, 2019 consisted of the following (in thousands):

	March 28	March 30,
	2020	2019
Deferred tax assets:
State taxes	$266	$129
Accrued liabilities	2,053	2,500
Award program liabilities	220	322
Deferred revenue	1,959	1,457
Inventory	3,783	3,163
Stock options	1,249	1,261
Net operating loss carryforward	826	1,280
Long-term lease liabilities	42,554	—
Other, net	1,267	1,181
Total deferred tax assets	54,177	11,293
Deferred tax liabilities:
Depreciation and amortization	(31,346)	(27,459)
Prepaid expenses	(313)	(398)
Right-of-use assets	(42,319)	—
Total deferred tax liabilities	(73,978)	(27,857)
Valuation allowance	—	(638)
Net deferred tax liabilities	$(19,801)	$(17,202)

As of March 28, 2020, the Company had net operating loss carryforwards for federal and state tax purposes of zero and $17.1 million, respectively. Net operating losses generated in years beginning prior to January 1, 2018 will begin to expire at various dates beginning in 2023.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is not necessary at March 28, 2020.

The Company applies ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At March 28, 2020 and March 30, 2019, no material amounts were recorded for any uncertain tax positions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 28, 2020 and March 30, 2019.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2015 through 2019 returns are subject to examination by the U.S. federal and various state tax authorities.

14. Related Party Transactions

The Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to $0.8 million, $0.5 million, and $0.3 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively, and were recorded as property and equipment, net on the consolidated balance sheets. Certain members of the Company’s board of directors either currently serve on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

John Grijalva, the husband of Ms. Grijalva, Chief Merchandising Officer, works as an independent sales representative primarily for Dan Post Boot Company, Outback Trading Company, LTD and KS Marketing LLC. Mr. Grijalva conducts his business as an independent sales representative through a limited liability company of which he and Ms. Grijalva are members. We purchased merchandise from these suppliers in the aggregate approximate amounts of $17.8 million, $15.4 million, and $17.0 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. Mr. Grijalva was paid commissions by the Company of approximately $1.2 million, $1.1 million, and $1.1 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, a portion of which were passed on to other sales representatives working for Mr. Grijalva.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2020, 2019, and 2018 are as follows:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
(in thousands, except per share data)	2020	2019	2018
Net income	$47,949	$39,022	$28,879

Weighted average basic shares outstanding	28,583	28,092	26,744
Dilutive effect of options and restricted stock	637	721	784
Weighted average diluted shares outstanding	29,220	28,813	27,528

Basic earnings per share	$1.68	$1.39	$1.08
Diluted earnings per share	$1.64	$1.35	$1.05

Options to purchase approximately 360,079, 483,050, and 476,870 shares of common stock during the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018 were outstanding, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

16. Quarterly Financial Information (Unaudited)

The tables below set forth selected quarterly financial data for each of the last two fiscal years.

	Fiscal 2020				Fiscal 2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except per share data)	quarter	quarter	quarter	quarter	quarter	quarter	quarter	quarter
Net sales	$188,628	$283,997	$187,183	$185,767	$192,755	$254,006	$168,109	$161,984
Gross profit	57,961	97,036	59,338	62,156	63,406	85,663	50,918	51,447
Income from operations	9,696	34,977	12,934	16,061	16,499	29,297	8,697	9,829
Net income	5,729	24,819	7,680	9,721	8,697	19,030	4,534	6,761

Earnings per share:
Basic shares	$0.20	$0.87	$0.27	$0.34	$0.31	$0.67	$0.16	$0.24
Diluted shares	$0.20	$0.85	$0.26	$0.33	$0.30	$0.66	$0.16	$0.24
Weighted average shares outstanding:
Basic shares	28,786	28,665	28,502	28,380	28,327	28,320	28,119	27,604
Diluted shares	29,310	29,367	29,161	29,025	28,922	28,886	28,875	28,542

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 28, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2020, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 28, 2020. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 28, 2020.

The effectiveness of our internal control over financial reporting as of March 28, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of(the “Company”) as of March 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 28, 2020, of the Company and our report dated May 22, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of accounting for leases per Accounting Standards Update 2016-02, Leases (ASC 842).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 28, 2020, of the Company and our report dated May 22, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of accounting for leases per Accounting Standards Update 2016-02, Leases (ASC 842).

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boot Barn Holdings, Inc. and subsidiaries (the “Company”) as of March 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 28, 2020, of the Company and our report dated May 22, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of accounting for leases per Accounting Standards Update 2016-02, Leases (ASC 842).

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

May 22, 2020

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2020 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended March 28, 2020, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1(1)

Agreement and Plan of Merger by and among Boot Barn, Inc., Rodeo Acquisition Corp., Sheplers Holding Corporation and Gryphon Partners III, L.P. as Guarantor and the Sellers’ Representative, dated as of May 29, 2015

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
3.2.1(4)	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(3)	Form of Registration Rights Agreement, by and among Boot Barn Holdings, Inc. and the stockholders listed therein
4.3(14)	Description of Capital Stock
10.1†(5)	Amended and Restated Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.2†(3)	Form of Restricted Stock Award Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.3†(6)	Form of Restricted Stock Unit Issuance Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.4†(3)	Form of Restricted Stock Award Agreement, by and between Boot Barn Holdings, Inc. and Brenda Morris
10.5†(3)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and James G. Conroy
10.6†(3)	Boot Barn Holdings, Inc. 2011 Equity Incentive Plan
10.7†(3)	Boot Barn Holdings, Inc. 2007 Stock Incentive Plan
10.8†(7)	Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy
10.9†(8)	Continued Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Paul Iacono
10.10†(2)	Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.11†(2)	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.12†(8)	Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Gregory V. Hackman
10.13†(8)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and Gregory V. Hackman
10.14†(9)	Boot Barn Holdings, Inc. Cash Incentive Plan for Executives
10.15(3)	NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc.
10.16+(3)	Carrier Agreement P720025535 01, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.17+(3)	Carrier Agreement P780025560 02, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.18(3)	Form of Amended and Restated Indemnification Agreement
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
10.18.3(15)

Third Amendment to Credit Agreement dated as of June 6, 2019, by and among Boot Barn Holdings, Inc.,

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

10.23.3(15)

Amendment No. 3, dated as of June 6, 2019, to Credit Agreement by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

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

10.26(10)	Trademark Security Agreement, dated as of June 29, 2015, by Sheplers, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.27(10)	Trademark Security Agreement, dated as of June 29, 2015, by Boot Barn, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.28(14)	Employment Agreement, effective on or around April 2, 2018, by and between Boot Barn, Inc. and John Hazen.
10.29(14)	Employment Agreement, effective on May 5, 2014, by and between Boot Barn, Inc. and Michael A. Love.
10.29.1(14)	Supplemental Employment Letter Agreement, effective on April 1, 2017, by and between Boot Barn, Inc. and Michael A. Love.
10.29.2(14)	Supplemental Employment Letter Agreement, effective on or around June 12, 2018, by and between Boot Barn, Inc. and Michael A. Love.

Exhibit Number	Description
10.30(16)	Notice and Consent to Temporary Salary Adjustment, dated as of April 7, 2020, between Boot Barn Holdings, Inc. and James G. Conroy.
10.31(16)	Notice and Consent to Temporary Salary Adjustment, dated as of April 7, 2020, between Boot Barn Holdings, Inc. and Laurie Grijalva.
10.32(16)	Form of Notice and Consent to Temporary Salary Adjustment, dated as of April 7, 2020, between Boot Barn Holdings, Inc. and each of Gregory V. Hackman, John Hazen and Michael A. Love.
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual

Report on Form 10-K for the fiscal year ended March 28, 2020 is formatted in iXBRL (Inline eXtensible

Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed

Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’

Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed

Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020, formatted in iXBRL in Exhibit 101.

†	Indicates management contract or compensation plan.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 3, 2015.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on December 9, 2014.
(3)	Incorporated by reference to our Registration Statement on Form S-1, File No. 333-199008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2016.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 4, 2015.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 8, 2015.
(8)	Incorporated by reference to our Current Report on Form 8-K filed on January 9, 2015.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2017.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2015.
(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 27, 2017.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on June 1, 2017.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2019.
(14)	Incorporated by reference to our Annual Report on Form 10-K filed on May 24, 2019.
(15)	Incorporated by reference to our Current Report on Form 8-K filed on June 6, 2019.
(16)	Incorporated by reference to our Current Report on Form 8-K filed on April 9, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOT BARN HOLDINGS, INC.

Date: May 22, 2020	By:	/s/ James G. Conroy
		Name:	James G. Conroy
		Title:	President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Conroy	President, CEO and Director (Principal Executive Officer)	May 22, 2020
James G. Conroy

/s/ Gregory V. Hackman	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 22, 2020
Gregory V. Hackman

/s/ Greg Bettinelli	Director	May 22, 2020
Greg Bettinelli

/s/ Lisa G. Laube	Director	May 22, 2020
Lisa G. Laube

/s/ Brenda I. Morris	Director	May 22, 2020
Brenda I. Morris

/s/ Anne MacDonald	Director	May 22, 2020
Anne MacDonald

/s/ Peter Starrett	Director	May 22, 2020
Peter Starrett

/s/ Bradley M. Weston	Director	May 22, 2020
Bradley M. Weston