Form 10-Q
period 2020-06-27
Boot Barn Holdings, Inc.
filed 2020-08-05
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2020

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

As of August 4, 2020, the registrant had 28,855,913 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen Weeks Ended June 27, 2020

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 27,	March 28,
	2020	2020

Assets
Current assets:
Cash and cash equivalents	$83,123	$69,563
Accounts receivable, net	10,703	12,087
Inventories	261,546	288,717
Prepaid expenses and other current assets	13,475	14,284
Total current assets	368,847	384,651
Property and equipment, net	109,327	109,603
Right-of-use assets, net	164,698	170,243
Goodwill	197,502	197,502
Intangible assets, net	60,952	60,974
Other assets	2,127	1,738
Total assets	$903,453	$924,711
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$129,900	$129,900
Accounts payable	80,702	95,334
Accrued expenses and other current liabilities	49,306	52,612
Short-term lease liabilities	34,955	34,779
Total current liabilities	294,863	312,625
Deferred taxes	20,145	19,801
Long-term portion of notes payable, net	109,212	109,022
Long-term lease liabilities	155,643	160,935
Other liabilities	1,044	635
Total liabilities	580,907	603,018

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; June 27, 2020 - 100,000 shares authorized, 28,945 shares issued; March 28, 2020 - 100,000 shares authorized, 28,880 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	171,077	169,249
Retained earnings	153,151	153,641
Less: Common stock held in treasury, at cost, 91 and 71 shares at June 27, 2020 and March 28, 2020, respectively	(1,685)	(1,200)
Total stockholders’ equity	322,546	321,693
Total liabilities and stockholders’ equity	$903,453	$924,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019

Net sales	$147,766	$185,767
Cost of goods sold	107,565	123,611
Gross profit	40,201	62,156
Selling, general and administrative expenses	38,403	46,095
Income from operations	1,798	16,061
Interest expense, net	2,641	3,904
Other income, net	64	11
(Loss)/income before income taxes	(779)	12,168
Income tax (benefit)/expense	(289)	2,447
Net (loss)/income	$(490)	$9,721

(Loss)/Earnings per share:
Basic shares	$(0.02)	$0.34
Diluted shares	$(0.02)	$0.33
Weighted average shares outstanding:
Basic shares	28,826	28,380
Diluted shares	28,826	29,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2020	28,880	$3	$169,249	$153,641	(71)	$(1,200)	$321,693
Net loss	—	—	—	(490)	—	—	(490)
Issuance of common stock related to stock-based compensation	65	—	4	—	—	—	4
Tax withholding for net share settlement	—	—	—	—	(20)	(485)	(485)
Stock-based compensation expense	—	—	1,824	—	—	—	1,824
Balance at June 27, 2020	28,945	$3	$171,077	$153,151	(91)	$(1,685)	$322,546

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2019	28,399	$3	$159,137	$105,692	(51)	$(668)	$264,164
Net income	—	—	—	9,721	—	—	9,721
Issuance of common stock related to stock-based compensation	143	—	1,267	—	—	—	1,267
Tax withholding for net share settlement	—	—	—	—	(15)	(422)	(422)
Stock-based compensation expense	—	—	965	—	—	—	965
Balance at June 29, 2019	28,542	$3	$161,369	$115,413	(66)	$(1,090)	$275,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019

Cash flows from operating activities
Net (loss)/income	$(490)	$9,721
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Depreciation	5,688	4,770
Stock-based compensation	1,824	965
Amortization of intangible assets	22	32
Amortization of right-of-use assets	8,277	7,424
Amortization of debt issuance fees and debt discount	221	281
(Gain)/Loss on disposal of property and equipment	(4)	12
Gain on adjustment of right-of-use assets and lease liabilities	—	(193)
Deferred taxes	344	(1,047)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,872	1,612
Inventories	27,171	(13,161)
Prepaid expenses and other current assets	778	(867)
Other assets	(389)	(274)
Accounts payable	(11,096)	(6,486)
Accrued expenses and other current liabilities	(3,306)	2,719
Other liabilities	409	249
Operating leases	(8,188)	(7,306)
Net cash provided by/(used in) operating activities	$23,133	$(1,549)
Cash flows from investing activities
Purchases of property and equipment	$(8,944)	$(6,822)
Net cash used in investing activities	$(8,944)	$(6,822)
Cash flows from financing activities
Borrowings on line of credit - net	$—	$80,001
Repayments on debt and finance lease obligations	(148)	(65,147)
Debt issuance fees paid	—	(1,203)
Tax withholding payments for net share settlement	(485)	(422)
Proceeds from the exercise of stock options	4	1,267
Net cash (used in)/provided by financing activities	$(629)	$14,496
Net increase in cash and cash equivalents	13,560	6,125
Cash and cash equivalents, beginning of period	69,563	16,614
Cash and cash equivalents, end of period	$83,123	$22,739

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10	$201
Cash paid for interest	$2,696	$3,370
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,159	$2,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company, Recent Developments and Basis of Presentation

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 28,944,921 issued and 28,853,928 outstanding shares of common stock as of June 27, 2020. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 264 stores in 36 states as of June 27, 2020 and 259 stores in 35 states as of March 28, 2020. As of June 27, 2020, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

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

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and difficult to predict, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that we are not aware of currently. For more information about the risks, uncertainties, and other factors that could affect our future results, please see Item 1A, Risk Factors, of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 22, 2020.

As a result of COVID-19, traffic at our retail stores significantly declined beginning in the last three weeks of fiscal 2020 and continued through the start of fiscal 2021 as many state and local governments began implementing stay-at-home directives to help prevent the spread of COVID-19. On average, approximately 30 of our 264 stores were closed during the thirteen weeks ended June 27, 2020. Except for temporary store closures due to COVID-19, all of our stores are currently open. As the quarter progressed and stay-at-home directives began to be lifted, the promotion of social distancing continued to impact shopping and events across the country. As a result of COVID-19, we have taken measures, as fully described in our Annual Report on Form 10-K, to preserve liquidity and reduce expenses, while maintaining flexibility to resume full operations once we re-emerge from this global pandemic. While certain of these measures, including temporary salary reductions and most employee furloughs, are no longer in effect as of the date of this report, we continue to closely monitor ongoing developments in connection with the COVID-19 pandemic and its impact on our business.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen weeks ended June 27, 2020 and June 29, 2019 are prepared in accordance with accounting principles generally accepted in the United States

(“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending March 27, 2021.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the fiscal year ending on March 27, 2021 (“fiscal 2021”) and the fiscal year ended on March 28, 2020 (“fiscal 2020”) consist of 52 weeks.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 22, 2020. Presented below in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of June 27, 2020.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 are effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard became effective for the Company beginning March 29, 2020, the first day of its fiscal 2021 year. The Company does not expect the revised standard to have a material impact on the consolidated financial statements.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $1.8 million as of June 27, 2020 and $2.0 million as of June 29, 2019. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	June 27, 2020	June 29, 2019
Beginning balance as of March 28, 2020 and March 30, 2019, respectively	$2,076	$1,936
Year-to-date provisions	341	1,468
Year-to-date award redemptions	(659)	(1,378)
Ending balance	$1,758	$2,026

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

Gift Card Program
(in thousands)	June 27, 2020	June 29, 2019
Beginning balance as of March 28, 2020 and March 30, 2019, respectively	$10,118	$8,796
Year-to-date issued	2,091	2,395
Year-to-date redemptions	(2,007)	(2,594)
Ending balance	$10,202	$8,597

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended
% of Net Sales	June 27, 2020	June 29, 2019
Footwear	59%	52%
Apparel	28%	32%
Hats, accessories and other	13%	16%
Total	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended
% of Net Sales	June 27, 2020	June 29, 2019
Stores	75%	86%
E-commerce	25%	14%
Total	100%	100%

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

In allocating the purchase price, the Company recorded all assets acquired and liabilities assumed at fair value. The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition of G.&L. Clothing. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The goodwill and intangibles are deductible for income tax purposes.

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

(in thousands)	At August 26, 2019
Assets acquired:
Inventory	$2,361
Property & equipment, net	64
Customer list	345
Right-of-use asset, net	1,946
Goodwill	1,644
Total assets acquired	$6,360

Liabilities assumed:
Merchandise credits and other current liabilities	$169
Short-term lease liability	129
Long-term lease liability	2,374
Total liabilities assumed	2,672
Net assets acquired	$3,688

4. Intangible Assets, Net and Goodwill

Net intangible assets as of June 27, 2020 and March 28, 2020 consisted of the following (in thousands, except for weighted average useful life):

	June 27, 2020
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$345	$(75)	$270	5.0
Trademarks—definite lived	15	(10)	5	3.0
Total definite lived	360	(85)	275
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(85)	$60,952

	March 28, 2020
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$345	$(54)	$291	5.0
Trademarks-definite lived	15	(9)	6	3.0
Total definite lived	360	(63)	297
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(63)	$60,974

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen weeks ended June 27, 2020 and June 29, 2019, and is included in selling, general and administrative expenses.

As of June 27, 2020, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2021	$67
2022	72
2023	62
2024	54
2025	20
Thereafter	-
Total	$275

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both June 27, 2020 and March 28, 2020. As of June 27, 2020, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances. During both the thirteen weeks ended June 27, 2020 and June 29, 2019, the Company did not record any long-lived asset impairment charges.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of both June 27, 2020 and March 28, 2020 was $129.9 million. Total interest expense incurred in the thirteen weeks ended June 27, 2020 on the June 2015 Wells Fargo Revolver was $0.6 million and the weighted average interest rate for the thirteen weeks ended June 27, 2020 was 1.7%. Total interest expense incurred in the thirteen weeks ended June 29, 2019 on the June 2015 Wells Fargo Revolver was $0.6 million and the weighted average interest rate for the thirteen weeks ended June 29, 2019 was 3.8%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date, which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid

$10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen weeks ended June 27, 2020 on the 2015 Golub Term Loan was $1.6 million and the weighted average interest rate for the thirteen weeks ended June 27, 2020 was 5.8%. Total interest expense incurred in the thirteen weeks ended June 29, 2019 on the 2015 Golub Term Loan was $2.9 million and the weighted average interest rate for the thirteen weeks ended June 29, 2019 was 7.1%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 27, 2020, the fair value of these embedded derivatives was estimated and was not significant. As of June 27, 2020, the Company was in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment and 2019 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.3 million and $0.4 million as of June 27, 2020 and March 28, 2020, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $7.1 million were incurred under the 2015 Golub Term Loan, 2017 Golub Amendment and 2019 Golub Amendment and are included as a reduction of the current and non-current notes payable on the condensed consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $2.3 million and $2.5 million as of June 27, 2020 and March 28, 2020, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	June 27,	March 28,
(in thousands)	2020	2020
Term Loan	$111,500	$111,500
Unamortized value of the debt issuance costs and debt discount	(2,288)	(2,478)
Net carrying value	$109,212	$109,022

Total amortization expense of $0.2 million and $0.3 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of June 27, 2020 are as follows:

Fiscal Year	(in thousands)
2021	$—
2022	—
2023	—
2024	111,500
Total	$111,500

6. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of June 27, 2020, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of June 27, 2020, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

Non-Qualified Stock Options

During the thirteen weeks ended June 27, 2020, the Company granted certain members of management options to purchase a total of 264,535 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirteen weeks ended June 27, 2020 was $2.8 million, with grant date fair values of $10.40 to $11.10 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards is either $20.94 or $24.08 per share.

During the thirteen weeks ended June 29, 2019, the Company granted its Chief Executive Officer ("CEO") an option to purchase 227,273 shares of common stock under the 2014 Plan. This option contains both service and market vesting conditions. Vesting of this option is contingent upon the market price of the Company's common stock achieving three stated price targets for 30 consecutive trading days on or prior to the fourth anniversary of the date of grant and the CEO’s continued service (subject to certain exceptions). If the first market price target is met, 33% of the option granted will cliff vest on the fourth anniversary of the date of grant, with an additional 33% of the option vesting if the second market price target is met, and the last 34% of the option vesting if the final market price target is met. During fiscal 2020, the first market price target was met, and as such, 33% of the option or 75,000 shares will cliff vest on the fourth anniversary of the date of grant, subject to the applicable service conditions. The total grant date fair value of this option was $2.0 million, with a grant date fair value of $8.80 per share. The Company is recognizing the expense relating to this stock option on a straight-line basis over the four-year service period. The exercise price of this award is $28.63 per share. The fair value of the option was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of May 20, 2019, the date of grant:

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

The fair values of stock options granted during the thirteen weeks ended June 27, 2020 and June 29, 2019 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended
	June 27,		June 29,
	2020		2019
Expected option term(1)	6.3	years	6.3	-	7.0	years
Expected volatility factor(2)	57.0%		35.3%	-	35.6%
Risk-free interest rate(3)	0.4%				2.3%
Expected annual dividend yield	0%				0%
(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s stock and its competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period.

The following table summarizes the stock award activity for the thirteen weeks ended June 27, 2020:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at March 28, 2020	1,221,223	$19.96
Granted	264,535	$22.41
Exercised	(630)	$6.84		$10
Cancelled, forfeited or expired	(7,494)	$16.92
Outstanding at June 27, 2020	1,477,634	$20.42	6.6	$4,846
Vested and expected to vest after June 27, 2020	1,477,634	$20.42	6.6	$4,846
Exercisable at June 27, 2020	522,264	$18.37	4.3	$2,335

A summary of the status of non-vested stock options as of June 27, 2020 including changes during the thirteen weeks ended June 27, 2020 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 28, 2020	931,257	$6.90
Granted	264,535	$10.77
Vested	(232,928)	$5.76
Nonvested shares forfeited	(7,494)	$7.39
Nonvested at June 27, 2020	955,370	$8.26

Restricted Stock Units

During the thirteen weeks ended June 27, 2020, the Company granted 167,461 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirteen weeks ended June 27, 2020 totaled $3.5 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Performance Share Units

During the thirteen weeks ended June 27, 2020, the Company did not grant any performance share units.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $1.8 million and $1.0 million for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively. Stock-based compensation expense of $0.6 million and $0.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of June 27, 2020, there was $6.5 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.72 years. As of June 27, 2020, there was $5.5 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.80 years. As of June 27, 2020, there was $0.5 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 1.77 years.

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

On May 8, 2019, Sheplers, Inc., a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of June 27, 2020.

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

ROU assets and lease liabilities as of June 27, 2020 and March 28, 2020 consist of the following:

	Balance Sheet Classification	June 27, 2020 (in thousands)	March 28, 2020 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$10,217	$10,444
Operating lease assets	Right-of-use assets, net	154,481	159,799
Total lease assets		$164,698	$170,243

Liabilities
Current
Finance	Short-term lease liabilities	$1,029	$1,019
Operating	Short-term lease liabilities	33,926	33,760
Total short-term lease liabilities		$34,955	$34,779

Non-Current
Finance	Long-term lease liabilities	$12,795	$12,954
Operating	Long-term lease liabilities	142,848	147,981
Total long-term lease liabilities		$155,643	$160,935
Total lease liabilities		$190,598	$195,714

Total lease costs for the thirteen weeks ended June 27, 2020 and June 29, 2019 were:

		Thirteen Weeks Ended	Thirteen Weeks Ended
(in thousands)	Statement of Operations Classification	June 27, 2020	June 29, 2019
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	$229	$179
Interest on lease liabilities	Interest expense, net	187	188
Total finance lease cost		$416	$367

Operating lease cost	Cost of goods sold	$10,652	$9,528	*
Operating lease cost	Selling, general and administrative expenses	234	433	*
Short-term lease cost	Selling, general and administrative expenses	459	566
Variable lease cost	Selling, general and administrative expenses	419	564
Sublease income	Cost of goods sold	(156)	—
Total lease cost		$12,024	$11,458

*Amounts corrected from $9,094 and $867, respectively, as previously reported.

The following table summarizes future lease payments as of June 27, 2020:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2021	$33,469	$1,010
2022	39,768	1,353
2023	34,589	1,294
2024	28,294	1,264
2025	22,854	1,220
Thereafter	39,618	14,044
Total	198,592	20,185
Less: Imputed interest	(21,818)	(6,361)
Present value of net lease payments	$176,774	$13,824

The following table includes supplemental lease information:

	Thirteen Weeks Ended	Thirteen Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,920	$10,026
Operating cash flows from finance leases	1	188
Financing cash flows from finance leases	619	146
	$11,540	$10,360
Lease liabilities arising from new right-of-use assets
Operating leases	$2,536	$5,594
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	6.3	8.0
Finance leases	21.4	11.5

Weighted average discount rate
Operating leases	6.3%	6.4%
Finance leases	12.1%	10.3%

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

The income tax rate was 37.1% and 20.1% for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively. The tax rate for the thirteen weeks ended June 27, 2020 was higher than the tax rate for the thirteen weeks ended June 29, 2019, primarily due to a return to provision of less than $0.1 million for the thirteen weeks ended June 27, 2020. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of June 27, 2020. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 27, 2020 and March 28, 2020, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At June 27, 2020, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10. Related Party Transactions

During the thirteen weeks ended June 27, 2020 and June 29, 2019, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to less than $0.1 million in both the thirteen weeks ended June 27, 2020 and June 29, 2019, and were recorded as property and equipment, net on the condensed consolidated balance sheets. Certain members of the Company’s board of directors either currently serve on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

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

The components of basic and diluted (loss)/earnings per share of common stock, in aggregate, for the thirteen weeks ended June 27, 2020 and June 29, 2019 are as follows:

	Thirteen Weeks Ended
	June 27,	June 29,
(in thousands, except per share data)	2020	2019
Net (loss)/income	$(490)	$9,721

Weighted average basic shares outstanding	28,826	28,380
Dilutive effect of options and restricted stock	—	645
Weighted average diluted shares outstanding	28,826	29,025

Basic (loss)/earnings per share	$(0.02)	$0.34
Diluted (loss)/earnings per share	$(0.02)	$0.33

Options to purchase 1,477,634 shares and 730,581 shares of common stock were outstanding during the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on May 22, 2020 (the “Fiscal 2020 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2020 10-K, and those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

The major global health pandemic caused by COVID-19 and resulting economic impacts have had and will continue to have an impact on our operations, future growth strategies and outlook. Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain. For further discussion of the uncertainties and business risks associated with COVID-19, see Item 1A, Risk Factors, of our Annual Report on Form 10-K, filed with the SEC on May 22, 2020.

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of June 27, 2020, we operated 264 stores in 36 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Same store sales

The term “same store sales” refers to net sales from stores that have been open at least 13 full fiscal months as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

●	stores that are closed for five or fewer days in any fiscal month are included in same store sales;
●	stores that are closed temporarily, but for more than five consecutive days in any fiscal month, are excluded from same store sales beginning in the fiscal month in which the temporary closure begins (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes) until the first full month of operation once the store re-opens;
●	stores that are closed temporarily and relocated within their respective trade areas are included in same store sales;
●	stores that are permanently closed are excluded from same store sales beginning in the month preceding closure (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes); and
●	acquired stores are added to same store sales beginning on the later of (a) the applicable acquisition date and (b) the first day of the first fiscal month after the store has been open for at least 13 full fiscal months regardless of whether the store has been operated under our management or predecessor management.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our store base is performing. Numerous factors affect our same store sales, including:

●	national and regional economic trends, including those resulting from the COVID-19 pandemic;
●	our ability to identify and respond effectively to regional consumer preferences;
●	changes in our product mix;
●	changes in pricing;
●	competition;
●	changes in the timing of promotional and advertising efforts;
●	holidays or seasonal periods; and
●	weather.

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

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important non-GAAP financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss/(gain) on disposal of assets, and gain on adjustment of right-of-use assets and lease liabilities. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Results of Operations” below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. Our credit facilities also require us to use EBITDA, Adjusted EBITDA and Adjusted EBIT in calculating covenant compliance. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements included in the Fiscal 2020 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2020 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2020 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the fiscal year ending on March 27, 2021 (“fiscal 2021”) and the fiscal year ended on March 28, 2020 (“fiscal 2020”) consist of 52 weeks. We identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	June 27,	June 29,
(dollars in thousands)	2020	2019
Condensed Consolidated Statements of Operations Data:
Net sales	$147,766	$185,767
Cost of goods sold	107,565	123,611
Gross profit	40,201	62,156
Selling, general and administrative expenses	38,403	46,095
Income from operations	1,798	16,061
Interest expense, net	2,641	3,904
Other income, net	64	11
(Loss)/income before income taxes	(779)	12,168
Income tax (benefit)/expense	(289)	2,447
Net (loss)/income	$(490)	$9,721

Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	72.8%	66.5%
Gross profit	27.2%	33.5%
Selling, general and administrative expenses	26.0%	24.8%
Income from operations	1.2%	8.6%
Interest expense, net	1.8%	2.1%
Other income, net	—%	—%
(Loss)/income before income taxes	(0.5)%	6.6%
Income tax (benefit)/expense	(0.2)%	1.3%
Net (loss)/income	(0.3)%	5.2%
(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net (loss)/income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended
	June 27,	June 29,
(in thousands)	2020	2019
EBITDA, Adjusted EBITDA and Adjusted EBIT Reconciliations:
Net (loss)/income	$(490)	$9,721
Income tax (benefit)/expense	(289)	2,447
Interest expense, net	2,641	3,904
Depreciation and intangible asset amortization	5,710	4,802
EBITDA	7,572	20,874
Non-cash stock-based compensation(a)	1,824	965
Non-cash accrual for future award redemptions(b)	(302)	97
(Gain)/loss on disposal of assets(c)	(4)	12
Gain on adjustment of right-of-use assets and lease liabilities(d)	—	(193)
Adjusted EBITDA	$9,090	$21,755
Depreciation and intangible asset amortization	(5,710)	(4,802)
Adjusted EBIT	$3,380	$16,953
(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards, restricted stock units and performance share units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents (gain)/loss on disposal of assets.
(d)	Represents gain on adjustment of right-of-use assets and lease liabilities.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019
Selected Store Data:
Same Store Sales (decline)/growth	(14.9)%	9.4%
Stores operating at end of period	264	240
Total retail store square footage, end of period (in thousands)	2,770	2,537
Average store square footage, end of period	10,491	10,570
Average net sales per store (in thousands)	$410	$660

Thirteen Weeks Ended June 27, 2020 Compared to Thirteen Weeks Ended June 29, 2019

Net sales. Net sales decreased $38.0 million, or 20.5%, to $147.8 million for the thirteen weeks ended June 27, 2020 from $185.8 million for the thirteen weeks ended June 29, 2019. Consolidated same store sales decreased 14.9%. Excluding the impact of the 51.9% increase in e-commerce same store sales, same store sales decreased by 27.1%. The decrease in retail store sales was primarily the result of decreased traffic in our stores from customers staying at home in response to the COVID-19 crisis and temporary store closures.

Gross profit. Gross profit decreased $22.0 million, or 35.3%, to $40.2 million for the thirteen weeks ended June 27, 2020 from $62.2 million for the thirteen weeks ended June 29, 2019. As a percentage of net sales, gross profit was 27.2% and 33.5% for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively. The decrease in gross profit rate of 630 basis points was driven by 430 basis points of deleverage in buying and occupancy costs and a 200-basis point decline in merchandise margin rate. The deleverage in buying and occupancy costs was primarily a result of lower sales. Merchandise margin declined 200 basis points primarily as a result of outsized growth in our e-commerce channel as a percent of sales. Of the 200-basis point decline in merchandise margin, 160 basis points is attributable to the increased sales penetration of the lower merchandise margin e-commerce business and 30 basis points related to a write-down of discontinued inventory at the recently acquired G.&L. Clothing work-only store.

Selling, general and administrative expenses. SG&A expenses decreased $7.7 million, or 16.7%, to $38.4 million for the thirteen weeks ended June 27, 2020 from $46.1 million for the thirteen weeks ended June 29, 2019. The decrease in SG&A expenses was primarily a result of lower store payroll, reduced marketing expenses and lower overhead. As a percentage of net sales, SG&A increased by 120 basis points to 26.0% from 24.8% for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively, primarily as a result of deleverage on lower sales resulting from the COVID-19 crisis.

Income from operations. Income from operations decreased $14.3 million, or 88.8%, to $1.8 million for the thirteen weeks ended June 27, 2020 from $16.1 million for the thirteen weeks ended June 29, 2019. The decrease in income from operations was attributable to the COVID-19 factors noted above. As a percentage of net sales, income from operations was 1.2% and 8.6% for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively.

Interest expense, net. Interest expense, net, was $2.6 million and $3.9 million for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively. The decrease in interest expense, net was primarily the result of lower interest rates associated with the debt in the current year, compared to the prior-year period, partially offset by a higher debt balance in the current-year period.

Income tax (benefit)/expense. Income tax benefit was $0.3 million for the thirteen weeks ended June 27, 2020, compared to income tax expense of $2.4 million for the thirteen weeks ended June 29, 2019. Our effective tax rate was 37.1% and 20.1% for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively. The tax rate for the thirteen weeks ended June 27, 2020 was higher than the tax rate for the thirteen weeks ended June 29, 2019, primarily due to a return to provision of less than $0.1 million for the thirteen weeks ended June 27, 2020.

Net (loss)/income. Net loss was $0.5 million for the thirteen weeks ended June 27, 2020 compared to net income of $9.7 million for the thirteen weeks ended June 29, 2019. The decrease from net income to net loss was primarily attributable to the COVID-19 factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA decreased $12.7 million, or 58.2%, to $9.1 million for the thirteen weeks ended June 27, 2020 from $21.8 million for the thirteen weeks ended June 29, 2019. Adjusted EBIT decreased $13.6 million, or 80.1%, to $3.4 million for the thirteen weeks ended June 27, 2020 from $17.0 million for the thirteen weeks ended June 29, 2019. The decrease in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year decrease in income from operations driven by a decrease in gross profit and an increase in SG&A as a percent of sales as a result of the COVID-19 crisis.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2021 will be between $12.0 million to $14.0 million (including the capital expenditures made during the thirteen weeks ended June 27, 2020), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, we entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of both June 27, 2020 and March 28, 2020 was $129.9 million. Total interest expense incurred in the thirteen weeks ended June 27, 2020 on the June 2015 Wells Fargo Revolver was $0.6 million and the weighted average interest rate for the thirteen weeks ended June 27, 2020 was 1.7%. Total interest expense incurred in the thirteen weeks ended June 29, 2019 on the June 2015 Wells Fargo Revolver was $0.6 million and the weighted average interest rate for the thirteen weeks ended June 29, 2019 was 3.8%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date, which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen weeks ended June 27, 2020 on the 2015 Golub Term Loan was $1.6 million and the weighted average interest rate for the thirteen weeks ended June 27, 2020 was 5.8%. Total interest expense incurred in the thirteen weeks ended June 29, 2019 on the 2015 Golub Term Loan was $2.9 million and the weighted average interest rate for the thirteen weeks ended June 29, 2019 was 7.1%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2.0% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of June 27, 2020, the fair value of these embedded derivatives was estimated and was not significant.

As of June 27, 2020, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $83.1 million as of June 27, 2020 compared to $69.6 million as of March 28, 2020.

The following table presents summary cash flow information for the periods indicated:

	Thirteen Weeks Ended
	June 27,	June 29,
(in thousands)	2020	2019
Net cash provided by/(used in):
Operating activities	$23,133	$(1,549)
Investing activities	(8,944)	(6,822)
Financing activities	(629)	14,496
Net increase in cash	$13,560	$6,125

Operating Activities

Net cash provided by operating activities was $23.1 million for the thirteen weeks ended June 27, 2020. The significant components of cash flows provided by operating activities were net loss of $0.5 million, the add-back of non-cash depreciation and intangible asset amortization expense of $5.7 million, and stock-based compensation expense of $1.8 million. Accounts payable and accrued expenses and other current liabilities decreased by $14.4 million due to the timing of payments. Inventory decreased by $27.2 million as a result of a reduction in purchases due to the COVID-19 crisis.

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

Investing Activities

Net cash used in investing activities was $8.9 million for the thirteen weeks ended June 27, 2020, which was attributable to $8.9 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $6.8 million for the thirteen weeks ended June 29, 2019, which was primarily attributable to capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $0.6 million for the thirteen weeks ended June 27, 2020. We repaid $0.1 million on our debt and finance lease obligations during the period. We also paid $0.5 million in taxes related to the vesting of restricted stock.

Net cash provided by financing activities was $14.5 million for the thirteen weeks ended June 29, 2019. We increased our line of credit borrowings by $80.0 million and repaid $65.1 million on our debt and capital lease obligations during the period. We also received $1.3 million from the exercise of stock options.

Contractual Obligations

During the thirteen weeks ended June 27, 2020, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2020 10-K, other than those which occur in the normal course of business.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of June 27, 2020, we had $129.9 million outstanding under the June 2015 Wells Fargo Revolver and $111.5 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of June 27, 2020 would be approximately $2.4 million.

As of June 27, 2020, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2020 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 27, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 27, 2020, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Part II. Other Information

Item 1.    Legal Proceedings

For information on legal proceedings, see Note 7, “Commitments and Contingencies”, to our unaudited financial statements included in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2020 10-K.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: August 5, 2020	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	/s/ Gregory V. Hackman
Gregory V. Hackman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)