Form 10-Q
period 2020-09-26
Boot Barn Holdings, Inc.
filed 2020-10-29
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2020

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

As of October 28, 2020, the registrant had 28,866,901 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended September 26, 2020

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 26,	March 28,
	2020	2020

Assets
Current assets:
Cash and cash equivalents	$35,672	$69,563
Accounts receivable, net	13,281	12,087
Inventories	260,940	288,717
Prepaid expenses and other current assets	14,428	14,284
Total current assets	324,321	384,651
Property and equipment, net	107,764	109,603
Right-of-use assets, net	171,601	170,243
Goodwill	197,502	197,502
Intangible assets, net	60,929	60,974
Other assets	2,189	1,738
Total assets	$864,306	$924,711
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$67,763	$129,900
Accounts payable	81,003	95,334
Accrued expenses and other current liabilities	53,180	52,612
Short-term lease liabilities	35,941	34,779
Total current liabilities	237,887	312,625
Deferred taxes	19,551	19,801
Long-term portion of notes payable, net	109,402	109,022
Long-term lease liabilities	166,243	160,935
Other liabilities	1,189	635
Total liabilities	534,272	603,018

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; September 26, 2020 - 100,000 shares authorized, 28,958 shares issued; March 28, 2020 - 100,000 shares authorized, 28,880 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	172,839	169,249
Retained earnings	158,909	153,641
Less: Common stock held in treasury, at cost, 92 and 71 shares at September 26, 2020 and March 28, 2020, respectively	(1,717)	(1,200)
Total stockholders’ equity	330,034	321,693
Total liabilities and stockholders’ equity	$864,306	$924,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019

Net sales	$184,515	$187,183	$332,281	$372,950
Cost of goods sold	129,025	127,845	236,590	251,456
Gross profit	55,490	59,338	95,691	121,494
Selling, general and administrative expenses	45,448	46,404	83,851	92,499
Income from operations	10,042	12,934	11,840	28,995
Interest expense, net	2,383	3,310	5,024	7,214
Other income, net	78	3	142	14
Income before income taxes	7,737	9,627	6,958	21,795
Income tax expense	1,979	1,947	1,690	4,394
Net income	$5,758	$7,680	$5,268	$17,401

Earnings per share:
Basic shares	$0.20	$0.27	$0.18	$0.61
Diluted shares	$0.20	$0.26	$0.18	$0.60
Weighted average shares outstanding:
Basic shares	28,860	28,502	28,843	28,441
Diluted shares	29,223	29,161	29,165	29,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2020	28,880	$3	$169,249	$153,641	(71)	$(1,200)	$321,693
Net loss	—	—	—	(490)	—	—	(490)
Issuance of common stock related to stock-based compensation	65	—	4	—	—	—	4
Tax withholding for net share settlement	—	—	—	—	(20)	(485)	(485)
Stock-based compensation expense	—	—	1,824	—	—	—	1,824
Balance at June 27, 2020	28,945	$3	$171,077	$153,151	(91)	$(1,685)	$322,546
Net income	—	—	—	5,758	—	—	5,758
Issuance of common stock related to stock-based compensation	13	—	57	—	—	—	57
Tax withholding for net share settlement	—	—	—	—	(1)	(32)	(32)
Stock-based compensation expense	—	—	1,705	—	—	—	1,705
Balance at September 26, 2020	28,958	$3	$172,839	$158,909	(92)	$(1,717)	$330,034

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2019	28,399	$3	$159,137	$105,692	(51)	$(668)	$264,164
Net income	—	—	—	9,721	—	—	9,721
Issuance of common stock related to stock-based compensation	143	—	1,267	—	—	—	1,267
Tax withholding for net share settlement	—	—	—	—	(15)	(422)	(422)
Stock-based compensation expense	—	—	965	—	—	—	965
Balance at June 29, 2019	28,542	$3	$161,369	$115,413	(66)	$(1,090)	$275,695
Net income	—	—	—	7,680	—	—	7,680
Issuance of common stock related to stock-based compensation	90	—	655	—	—	—	655
Tax withholding for net share settlement	—	—	—	—	(1)	(61)	(61)
Stock-based compensation expense	—	—	1,180	—	—	—	1,180
Balance at September 28, 2019	28,632	$3	$163,204	$123,093	(67)	$(1,151)	$285,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 26,	September 28,
	2020	2019

Cash flows from operating activities
Net income	$5,268	$17,401
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	11,948	9,757
Stock-based compensation	3,529	2,145
Amortization of intangible assets	44	72
Amortization of right-of-use assets	16,757	15,115
Amortization of debt issuance fees and debt discount	442	503
Loss on disposal of property and equipment	42	12
Loss/(gain) on adjustment of right-of-use assets and lease liabilities	295	(193)
Store impairment charge	384	—
Deferred taxes	(250)	(835)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	3,681	1,865
Inventories	27,777	(58,642)
Prepaid expenses and other current assets	(206)	(4,239)
Other assets	(450)	(369)
Accounts payable	(9,985)	24,599
Accrued expenses and other current liabilities	568	3,014
Other liabilities	554	302
Operating leases	(16,507)	(14,645)
Net cash provided by/(used in) operating activities	$43,891	$(4,138)
Cash flows from investing activities
Purchases of property and equipment	$(14,881)	$(15,475)
Acquisition of business, net of cash acquired	—	(3,688)
Net cash used in investing activities	$(14,881)	$(19,163)
Cash flows from financing activities
(Payments)/Borrowings on line of credit - net	$(62,137)	$85,000
Repayments on debt and finance lease obligations	(308)	(65,300)
Debt issuance fees paid	—	(1,233)
Tax withholding payments for net share settlement	(517)	(483)
Proceeds from the exercise of stock options	61	1,922
Net cash (used in)/provided by financing activities	$(62,901)	$19,906
Net decrease in cash and cash equivalents	(33,891)	(3,395)
Cash and cash equivalents, beginning of period	69,563	16,614
Cash and cash equivalents, end of period	$35,672	$13,219

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,182	$4,704
Cash paid for interest	$4,905	$6,494
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,349	$3,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company, Recent Developments and Basis of Presentation

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 28,957,533 issued and 28,865,379 outstanding shares of common stock as of September 26, 2020. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 265 stores in 36 states as of September 26, 2020 and 259 stores in 35 states as of March 28, 2020. As of September 26, 2020, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

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

As a result of COVID-19, traffic at our retail stores significantly declined beginning in the last three weeks of fiscal 2020 and continued through the start of fiscal 2021 as many state and local governments began implementing stay-at-home directives to help prevent the spread of COVID-19. On average, approximately 4 of our 265 stores were closed during the thirteen weeks ended September 26, 2020. Except for temporary store closures due to COVID-19, all of our stores are currently open. We may be required to implement additional store closures in response to the future transmission of COVID-19. As a result of COVID-19, we have taken measures, as fully described in our Annual Report on Form 10-K, to preserve liquidity and reduce expenses, while maintaining flexibility to resume full operations once we re-emerge from this global pandemic. While certain of these measures, including temporary salary reductions and most employee furloughs, are no longer in effect as of the date of this report, we continue to closely monitor ongoing developments in connection with the COVID-19 pandemic and its impact on our business.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended September 26, 2020 and September 28, 2019 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot

Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Leases

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease right-of-use (“ROU”) assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense in selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 5, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of September 26, 2020.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $2.1 million as of September 26, 2020 and $2.0 million as of September 28, 2019. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	September 26, 2020	September 28, 2019
Beginning balance as of March 28, 2020 and March 30, 2019, respectively	$2,076	$1,936
Year-to-date provisions	1,878	2,748
Year-to-date award redemptions	(1,857)	(2,673)
Ending balance	$2,097	$2,011

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

Gift Card Program
(in thousands)	September 26, 2020	September 28, 2019
Beginning balance as of March 28, 2020 and March 30, 2019, respectively	$10,118	$8,796
Year-to-date issued	4,461	4,654
Year-to-date redemptions	(4,670)	(4,979)
Ending balance	$9,909	$8,471

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
% of Net Sales	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Footwear	55%	52%	57%	52%
Apparel	30%	33%	29%	33%
Hats, accessories and other	15%	15%	14%	15%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
% of Net Sales	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stores	83%	85%	79%	85%
E-commerce	17%	15%	21%	15%
Total	100%	100%	100%	100%

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

(in thousands)	At August 26, 2019
Assets acquired:
Inventory	$2,361
Property & equipment, net	64
Customer list	345
Right-of-use asset, net	1,946
Goodwill	1,644
Total assets acquired	$6,360

Liabilities assumed:
Merchandise credits and other current liabilities	$169
Short-term lease liability	129
Long-term lease liability	2,374
Total liabilities assumed	2,672
Net assets acquired	$3,688

4. Intangible Assets, Net and Goodwill

Net intangible assets as of September 26, 2020 and March 28, 2020 consisted of the following (in thousands, except for weighted average useful life):

	September 26, 2020
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$345	$(96)	$249	5.0
Trademarks—definite lived	15	(12)	3	3.0
Total definite lived	360	(108)	252
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(108)	$60,929

	March 28, 2020
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$345	$(54)	$291	5.0
Trademarks-definite lived	15	(9)	6	3.0
Total definite lived	360	(63)	297
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(63)	$60,974

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen weeks ended September 26, 2020 and September 28, 2019, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled less than $0.1 million for both the twenty-six weeks ended September 26, 2020 and September 28, 2019, and is included in selling, general and administrative expenses.

As of September 26, 2020, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2021	$44
2022	72
2023	62
2024	54
2025	20
Thereafter	-
Total	$252

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both September 26, 2020 and March 28, 2020. As of September 26, 2020, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During the thirteen and twenty-six weeks ended September 26, 2020, the Company recorded long-lived asset impairment charges of $0.7 million and $0.7 million, respectively, related to its stores. These long-lived asset impairment charges relate to right-of-use assets and property, plant and equipment associated with our stores. During the thirteen and twenty-six weeks ended September 28, 2019, the Company did not record any long-lived asset impairment charges.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of September 26, 2020 and March 28, 2020 was $67.8 million and $129.9 million, respectively. Total interest expense incurred in the thirteen and twenty-six weeks ended September 26, 2020 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.0 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 26, 2020 was 1.4%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 28, 2019 on the June 2015 Wells Fargo Revolver was $1.0 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 28, 2019 was 3.5%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date, which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen and twenty-six weeks ended September 26, 2020 on the 2015 Golub Term Loan was $1.6 million and $3.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 26, 2020 was 5.5%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 28, 2019 on the 2015 Golub Term Loan was $1.9 million and $4.8 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 28, 2019 was 6.8%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 26, 2020, the fair value of these embedded derivatives was estimated and was not significant. As of September 26, 2020, the Company was in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment and 2019 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.3 million and $0.4 million as of September 26, 2020 and March 28, 2020, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $7.1 million were incurred under the 2015 Golub Term Loan, 2017 Golub Amendment and 2019 Golub Amendment and are included as a reduction of the current and non-current notes payable on the condensed consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $2.1 million and $2.5 million as of September 26, 2020 and March 28, 2020, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	September 26,	March 28,
(in thousands)	2020	2020
Term Loan	$111,500	$111,500
Unamortized value of the debt issuance costs and debt discount	(2,098)	(2,478)
Net carrying value	$109,402	$109,022

Total amortization expense of $0.2 million and $0.2 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively.

Total amortization expense of $0.4 million and $0.5 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of September 26, 2020 are as follows:

Fiscal Year	(in thousands)
2021	$—
2022	—
2023	—
2024	111,500
Total	$111,500

6. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of September 26, 2020, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of September 26, 2020, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock. As of September 26, 2020, no awards had been granted under the 2020 Plan.

Non-Qualified Stock Options

During the thirteen weeks ended September 26, 2020, the Company granted certain members of management options to purchase a total of 22,838 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirteen weeks ended September 26, 2020 was $0.3 million, with a grant date fair value of $12.71 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards is $23.57 per share.

During the thirteen weeks ended September 28, 2019, the Company did not grant options to purchase shares under the 2014 Plan.

During the twenty-six weeks ended September 26, 2020, the Company granted certain members of management options to purchase a total of 287,373 shares under the 2014 Plan. The total grant date fair value of stock options granted during the twenty-six weeks ended September 26, 2020 was $3.1 million, with grant date fair values of $10.40 to $12.71 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards ranges from $20.94 to $24.08 per share.

During the twenty-six weeks ended September 28, 2019, the Company granted certain members of management options to purchase a total of 116,952 shares under the 2014 Plan. The total grant date fair value of stock options granted during the twenty-six weeks ended September 28, 2019 was $1.3 million, with a grant date fair value of $11.19 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards is $28.63 per share.

During the twenty-six weeks ended September 28, 2019, the Company also granted its Chief Executive Officer ("CEO") an option to purchase 227,273 shares of common stock under the 2014 Plan. This option contains both service and market vesting conditions. Vesting of this option is contingent upon the market price of the Company's common stock achieving three stated price targets for 30 consecutive trading days on or prior to the fourth anniversary of the date of grant and the CEO’s continued service (subject to certain exceptions). If the first market price target is met, 33% of the option granted will cliff vest on the fourth anniversary of the date of grant, with an additional 33% of the option vesting if the second market price target is met, and the last 34% of the option vesting if the final market price target is met. During fiscal 2020, the first market price target was met, and as such, 33% of the option or 75,000 shares will cliff vest on the fourth anniversary of the date of grant, subject to the applicable service conditions. The total grant date fair value of this option was $2.0 million, with a grant date fair value of $8.80 per share. The Company is recognizing the expense relating to this stock option on a straight-line basis over the four-year service period. The exercise price of this award is $28.63 per share. The fair value of the option was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of May 20, 2019, the date of grant:

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

The fair values of stock options granted during the thirteen and twenty-six weeks ended September 26, 2020 and September 28, 2019 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	September 26,		September 28,	September 26,				September 28,
	2020		2019	2020				2019
Expected option term(1)	6.3	years	N/A			6.3	years	6.3	-	7.0	years
Expected volatility factor(2)	58.4%		N/A	57.0%	-	58.4%		35.3%	-	35.6%
Risk-free interest rate(3)	0.3%		N/A	0.3%	-	0.4%				2.3%
Expected annual dividend yield	0%		N/A			0%				0%
(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s stock and its competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period.

The following table summarizes the stock award activity for the twenty-six weeks ended September 26, 2020:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at March 28, 2020	1,221,223	$19.96
Granted	287,373	$22.50
Exercised	(9,434)	$6.44		$167
Cancelled, forfeited or expired	(8,727)	$17.91
Outstanding at September 26, 2020	1,490,435	$20.55	6.4	$11,041
Vested and expected to vest after September 26, 2020	1,490,435	$20.55	6.4	$11,041
Exercisable at September 26, 2020	516,252	$18.61	4.1	$4,802

A summary of the status of non-vested stock options as of September 26, 2020 including changes during the twenty-six weeks ended September 26, 2020 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 28, 2020	931,257	$6.90
Granted	287,373	$10.92
Vested	(236,953)	$5.82
Nonvested shares forfeited	(7,494)	$7.39
Nonvested at September 26, 2020	974,183	$8.36

Restricted Stock Units

During the thirteen weeks ended September 26, 2020, the Company granted 8,066 restricted stock units to various employees under the 2014 Plan. The shares granted vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The grant date fair value of these awards for the thirteen weeks ended September 26, 2020 totaled $0.2 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

During the twenty-six weeks ended September 26, 2020, the Company granted 175,527 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the twenty-six weeks ended September 26, 2020 totaled $3.7 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Performance Share Units

During the thirteen and twenty-six weeks ended September 26, 2020, the Company did not grant any performance share units.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $1.7 million and $1.2 million for the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively. Stock-based compensation expense was $3.5 million and $2.1 million for the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively. Stock-based compensation expense of $0.2 million was recorded in cost of goods sold in the condensed consolidated statements of operations for both the thirteen weeks ended September 26, 2020 and September 28, 2019. Stock-based compensation expense of $0.8 million and $0.3 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of September 26, 2020, there was $5.9 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.65 years. As of September 26, 2020, there was $5.0 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.74 years. As of September 26, 2020, there was $0.4 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 1.59 years.

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

On May 8, 2019, Sheplers, Inc., a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of September 26, 2020.

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

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease ROU assets is performed on a straight-line basis and recorded as part of rent expense in selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations. ROU assets are tested for impairment in the same manner as long-lived assets. During the thirteen and twenty-six weeks ended September 26, 2020, the Company recorded ROU asset impairment charges of $0.3 million and $0.3 million, respectively, related to its stores. During both the thirteen and twenty-six weeks ended September 28, 2019, the Company did not record any ROU asset impairment charges related to its stores.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

ROU assets and lease liabilities as of September 26, 2020 and March 28, 2020 consist of the following:

	Balance Sheet Classification	September 26, 2020 (in thousands)	March 28, 2020 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$8,365	$10,444
Operating lease assets	Right-of-use assets, net	163,236	159,799
Total lease assets		$171,601	$170,243

Liabilities
Current
Finance	Short-term lease liabilities	$1,135	$1,019
Operating	Short-term lease liabilities	34,806	33,760
Total short-term lease liabilities		$35,941	$34,779

Non-Current
Finance	Long-term lease liabilities	$13,895	$12,954
Operating	Long-term lease liabilities	152,348	147,981
Total long-term lease liabilities		$166,243	$160,935
Total lease liabilities		$202,184	$195,714

Total lease costs for the thirteen and twenty-six weeks ended September 26, 2020 and September 28, 2019 were:

		Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	Statement of Operations Classification	September 26, 2020	September 28, 2019		September 26, 2020	September 28, 2019
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	$219	$178		$448	$357
Interest on lease liabilities	Interest expense, net	193	184		380	373
Total finance lease cost		$412	$362		$828	$730

Operating lease cost	Cost of goods sold	$11,004	$9,897	*	$21,656	$19,425	*
Operating lease cost	Selling, general and administrative expenses	30	420	*	264	853	*
Short-term lease cost	Selling, general and administrative expenses	405	595		864	1,160
Variable lease cost	Selling, general and administrative expenses	438	587		857	1,151
Sublease income	Cost of goods sold	(156)	—		(312)	—
Total lease cost		$12,133	$11,861		$24,157	$23,319

*Amounts in the thirteen weeks ended September 28, 2019 corrected from $9,641 and $676, respectively, as previously reported. Amounts in the twenty-six weeks ended September 28, 2019 corrected from $18,735 and $1,543, respectively, as previously reported.

The following table summarizes future lease payments as of September 26, 2020:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2021	$22,703	$773
2022	43,214	1,550
2023	37,807	1,484
2024	31,557	1,447
2025	26,029	1,396
Thereafter	65,288	15,398
Total	226,598	22,048
Less: Imputed interest	(39,444)	(7,018)
Present value of net lease payments	$187,154	$15,030

The following table includes supplemental lease information:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,123	$20,140
Operating cash flows from finance leases	1	373
Financing cash flows from finance leases	1,009	300
	$23,133	$20,813
Lease liabilities arising from new right-of-use assets
Operating leases	$18,807	$18,050
Finance leases	$1,366	$—

Weighted average remaining lease term (in years)
Operating leases	6.3	6.3
Finance leases	21.2	11.4

Weighted average discount rate
Operating leases	6.1%	6.4%
Finance leases	12.1%	10.2%

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

The income tax rate was 25.6% and 20.2% for the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively, and 24.3% and 20.2% for the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively. The tax rates for the thirteen and twenty-six weeks ended September 26, 2020 were higher than the tax rates for the thirteen and twenty-six weeks ended September 28, 2019, primarily due to lower tax benefits due to income tax accounting for share-based compensation compared to higher tax benefits in both the thirteen and twenty-six weeks ended September 28, 2019. The thirteen and twenty-six weeks ended September 26, 2020 include less than $0.1 million and $0.1 million, respectively, of tax benefit due to income tax accounting for share-based compensation compared to $0.5 million and $0.8 million, respectively, for the thirteen and twenty-six weeks ended September 28, 2019. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of September 26, 2020. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 26, 2020 and March 28, 2020, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At September 26, 2020, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

10. Related Party Transactions

During the thirteen and twenty-six weeks ended September 26, 2020 and September 28, 2019, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to less than $0.1 million and $0.2 million in the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively. These capital expenditures amounted to less than $0.1 million and $0.2 million in the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheets. Certain members of the Company’s board of directors either currently serve on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and twenty-six weeks ended September 26, 2020 and September 28, 2019 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$5,758	$7,680	$5,268	$17,401

Weighted average basic shares outstanding	28,860	28,502	28,843	28,441
Dilutive effect of options and restricted stock	363	659	322	650
Weighted average diluted shares outstanding	29,223	29,161	29,165	29,091

Basic earnings per share	$0.20	$0.27	$0.18	$0.61
Diluted earnings per share	$0.20	$0.26	$0.18	$0.60

Options to purchase 988,442 shares and 381,866 shares of common stock were outstanding during the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase 1,033,458 shares and 382,426 shares of common stock were outstanding during the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of September 26, 2020, we operated 265 stores in 36 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Selling, general and administrative expenses

Our SG&A expenses are composed of labor and related expenses, other operating expenses and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

●	Labor and related expenses - Labor and related expenses include all store-level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.
●	Other operating expenses - Other operating expenses include all operating costs, including those for advertising, pay-per-click, marketing campaigns, operating supplies, utilities, and repairs and maintenance, as well as credit card fees and costs of third-party services.
●	General and administrative expenses - General and administrative expenses include expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance, long-lived asset impairment charges and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-based compensation, legal, and accounting-related expenses and increases resulting from growth in the number of our stores.

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important non-GAAP financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss on disposal of assets, gain/(loss) on adjustment of right-of-use assets and lease liabilities, and store impairment charges. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Results of Operations” below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. Our credit facilities also require us to use EBITDA, Adjusted EBITDA and Adjusted EBIT in calculating covenant compliance. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
(dollars in thousands)	2020	2019	2020	2019
Condensed Consolidated Statements of Operations Data:
Net sales	$184,515	$187,183	$332,281	$372,950
Cost of goods sold	129,025	127,845	236,590	251,456
Gross profit	55,490	59,338	95,691	121,494
Selling, general and administrative expenses	45,448	46,404	83,851	92,499
Income from operations	10,042	12,934	11,840	28,995
Interest expense, net	2,383	3,310	5,024	7,214
Other income, net	78	3	142	14
Income before income taxes	7,737	9,627	6,958	21,795
Income tax expense	1,979	1,947	1,690	4,394
Net income	$5,758	$7,680	$5,268	$17,401

Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.9%	68.3%	71.2%	67.4%
Gross profit	30.1%	31.7%	28.8%	32.6%
Selling, general and administrative expenses	24.6%	24.8%	25.2%	24.8%
Income from operations	5.4%	6.9%	3.6%	7.8%
Interest expense, net	1.3%	1.8%	1.5%	1.9%
Other income, net	—%	—%	—%	—%
Income before income taxes	4.2%	5.1%	2.1%	5.8%
Income tax expense	1.1%	1.0%	0.5%	1.2%
Net income	3.1%	4.1%	1.6%	4.7%
(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
(in thousands)	2020	2019	2020	2019
EBITDA, Adjusted EBITDA and Adjusted EBIT Reconciliations:
Net income	$5,758	$7,680	$5,268	$17,401
Income tax expense	1,979	1,947	1,690	4,394
Interest expense, net	2,383	3,310	5,024	7,214
Depreciation and intangible asset amortization	6,282	5,027	11,992	9,829
EBITDA	16,402	17,964	23,974	38,838
Non-cash stock-based compensation(a)	1,705	1,180	3,529	2,145
Non-cash accrual for future award redemptions(b)	372	(11)	70	86
Loss on disposal of assets(c)	46	—	42	12
Loss/(gain) on adjustment of right-of-use assets and lease liabilities(d)	295	—	295	(193)
Store impairment charge(e)	384	—	384	—
Adjusted EBITDA	$19,204	$19,133	$28,294	$40,888
Depreciation and intangible asset amortization	(6,282)	(5,027)	(11,992)	(9,829)
Adjusted EBIT	$12,922	$14,106	$16,302	$31,059
(a)	Represents non-cash compensation expenses related to stock options, restricted stock units and performance share units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents loss on disposal of assets.
(d)	Represents loss/(gain) on adjustment of right-of-use assets and lease liabilities.
(e)	Represents store impairment charges recorded in order to reduce the carrying amount of the assets to their estimated fair values.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Selected Store Data:
Same Store Sales (decline)/growth	(5.1)%	7.8%	(9.7)%	8.6%
Stores operating at end of period	265	248	265	248
Total retail store square footage, end of period (in thousands)	2,779	2,616	2,779	2,616
Average store square footage, end of period	10,486	10,549	10,486	10,549
Average net sales per store (in thousands)	$565	$635	$973	$1,273

Thirteen Weeks Ended September 26, 2020 Compared to Thirteen Weeks Ended September 28, 2019

Net sales. Net sales decreased $2.7 million, or 1.4%, to $184.5 million for the thirteen weeks ended September 26, 2020 from $187.2 million for the thirteen weeks ended September 28, 2019. Consolidated same store sales decreased 5.1%. Excluding the impact of the 17.6% increase in e-commerce same store sales, same store sales decreased by 9.1%. The decrease in retail store sales was primarily due to decreased traffic in our stores that resulted from customers staying at home in response to the COVID-19 crisis.

Gross profit. Gross profit decreased $3.8 million, or 6.5%, to $55.5 million for the thirteen weeks ended September 26, 2020 from $59.3 million for the thirteen weeks ended September 28, 2019. As a percentage of net sales, gross profit was 30.1% and 31.7% for the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively. The decrease in gross profit rate of 160 basis points was driven by 110 basis points of deleverage in buying and occupancy costs and a 50-basis point decline in merchandise margin rate. The deleverage in buying and occupancy costs was primarily a result of lower volume sales. Merchandise margin declined 50 basis points primarily as a result of 30 basis points of pressure from e-commerce mix shift. Higher freight, partially offset by improved product margin, comprised the balance of the decline.

Selling, general and administrative expenses. SG&A expenses decreased $1.0 million, or 2.1%, to $45.4 million for the thirteen weeks ended September 26, 2020 from $46.4 million for the thirteen weeks ended September 28, 2019. As a percentage of net sales, SG&A decreased by 20 basis points to 24.6% from 24.8% for the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively. The decrease in selling, general and administrative expenses and 20 basis points of leverage as a percentage of sales was primarily a result of lower marketing and pay-per-click expenses.

Income from operations. Income from operations decreased $2.9 million, or 22.4%, to $10.0 million for the thirteen weeks ended September 26, 2020 from $12.9 million for the thirteen weeks ended September 28, 2019. The decrease in income from operations was attributable to the negative impact on sales and gross margin from decreased traffic in our stores that resulted from customers staying at home in response to the COVID-19 crisis. As a percentage of net sales, income from operations was 5.4% and 6.9% for the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively.

Interest expense, net. Interest expense, net, was $2.4 million and $3.3 million for the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively. The decrease in interest expense, net was primarily the result of lower interest rates associated with the debt in the current-year period and a lower debt balance in the current-year period.

Income tax expense. Income tax expense was $2.0 million for the thirteen weeks ended September 26, 2020, compared to income tax expense of $1.9 million for the thirteen weeks ended September 28, 2019. Our effective tax rate was 25.6% and 20.2% for the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively. The tax rate for the thirteen weeks ended September 26, 2020 was higher than the tax rate for the thirteen weeks ended September 28, 2019, primarily due to a less than $0.1 million tax benefit resulting from income tax accounting for share-based compensation compared to a higher benefit of $0.5 million in the thirteen weeks ended September 28, 2019.

Net income. Net income was $5.8 million for the thirteen weeks ended September 26, 2020 compared to net income of $7.7 million for the thirteen weeks ended September 28, 2019. The decrease in net income was primarily attributable to the negative impact on sales and gross margin from decreased store traffic due to the COVID-19 crisis.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased less than $0.1 million, or 0.4%, to $19.2 million for the thirteen weeks ended September 26, 2020 from $19.1 million for the thirteen weeks ended September 28, 2019. Adjusted EBIT decreased $1.2 million, or 8.4%, to $12.9 million for the thirteen weeks ended September 26, 2020 from $14.1 million for the thirteen weeks ended September 28, 2019. The decrease in Adjusted EBIT was primarily a result of the year-over-year decrease in income from operations driven by a decrease in sales and gross profit as a result of the COVID-19 crisis.

Twenty-Six Weeks Ended September 26, 2020 Compared to Twenty-Six Weeks Ended September 28, 2019

Net sales. Net sales decreased $40.7 million, or 10.9%, to $332.3 million for the twenty-six weeks ended September 26, 2020 from $373.0 million for the twenty-six weeks ended September 28, 2019. Consolidated same store sales decreased 9.7%. Excluding the impact of the 33.7% increase in e-commerce same store sales, same store sales decreased by 17.4%. The decrease in retail store sales was primarily due to decreased traffic in our stores that resulted from customers staying at home in response to the COVID-19 crisis and temporary store closures.

Gross profit. Gross profit decreased $25.8 million, or 21.2%, to $95.7 million for the twenty-six weeks ended September 26, 2020 from $121.5 million for the twenty-six weeks ended September 28, 2019. As a percentage of net sales, gross profit was 28.8% and 32.6% for the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively. The decrease in gross profit rate of 380 basis points was driven by 260 basis points of deleverage in buying and occupancy costs and a 120-basis point decline in merchandise margin rate. The deleverage in buying and occupancy costs was primarily a result of lower volume sales. Merchandise margin declined 120 basis points primarily as a result of 80 basis points of pressure from e-commerce mix shift.

Selling, general and administrative expenses. SG&A expenses decreased $8.6 million, or 9.3%, to $83.9 million for the twenty-six weeks ended September 26, 2020 from $92.5 million for the twenty-six weeks ended September 28, 2019. The decrease in SG&A expenses was primarily a result of lower payroll and reduced marketing expenses. As a percentage of net sales, SG&A increased by 40 basis points to 25.2% from 24.8% for the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively, primarily due to deleverage on lower sales as a result of the COVID-19 crisis.

Income from operations. Income from operations decreased $17.2 million, or 59.2%, to $11.8 million for the twenty-six weeks ended September 26, 2020 from $29.0 million for the twenty-six weeks ended September 28, 2019. The decrease in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 3.6% and 7.8% for the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively.

Interest expense, net. Interest expense, net, was $5.0 million and $7.2 million for the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively. The decrease in interest expense, net was primarily the result of lower interest rates associated with the debt in the current-year period, compared to the prior-year period, partially offset by a higher average debt balance in the current-year period.

Income tax expense. Income tax expense was $1.7 million for the twenty-six weeks ended September 26, 2020, compared to income tax expense of $4.4 million for the twenty-six weeks ended September 28, 2019. Our effective tax rate was 24.3% and 20.2% for the twenty-six weeks ended September 26, 2020 and September 28, 2019, respectively. The tax rate for the twenty-six weeks ended September 26, 2020 was higher than the tax rate for the twenty-six weeks ended September 28, 2019, primarily due to a $0.1 million tax benefit resulting from income tax accounting for share-based compensation compared to a higher benefit of $0.8 million in the thirteen weeks ended September 28, 2019.

Net income. Net income was $5.3 million for the twenty-six weeks ended September 26, 2020 compared to net income of $17.4 million for the twenty-six weeks ended September 28, 2019. The decrease in net income was primarily attributable to the COVID-19 factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA decreased $12.6 million, or 30.8%, to $28.3 million for the twenty-six weeks ended September 26, 2020 from $40.9 million for the twenty-six weeks ended September 28, 2019. Adjusted EBIT decreased $14.8 million, or 47.5%, to $16.3 million for the twenty-six weeks ended September 26, 2020 from $31.1 million for the twenty-six weeks ended September 28, 2019. The decrease in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year decrease in income from operations driven by a decrease in gross profit and an increase in SG&A as a percent of sales as a result of the COVID-19 crisis.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2021 will be between $15.0 million to $17.0 million (including the capital expenditures made during the twenty-six weeks ended September 26, 2020), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, we entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of September 26, 2020 and March 28, 2020 was $67.8 million and $129.9 million, respectively. Total interest expense incurred in the thirteen and twenty-six weeks ended September 26, 2020 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.0 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 26, 2020 was 1.4%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 28, 2019 on the June 2015 Wells Fargo Revolver was $1.0 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 28, 2019 was 3.5%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date, which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub

Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen and twenty-six weeks ended September 26, 2020 on the 2015 Golub Term Loan was $1.6 million and $3.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 26, 2020 was 5.5%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 28, 2019 on the 2015 Golub Term Loan was $1.9 million and $4.8 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 28, 2019 was 6.8%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2.0% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of September 26, 2020, the fair value of these embedded derivatives was estimated and was not significant.

As of September 26, 2020, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $35.7 million as of September 26, 2020 compared to $69.6 million as of March 28, 2020.

The following table presents summary cash flow information for the periods indicated:

	Twenty-Six Weeks Ended
	September 26,	September 28,
(in thousands)	2020	2019
Net cash provided by/(used in):
Operating activities	$43,891	$(4,138)
Investing activities	(14,881)	(19,163)
Financing activities	(62,901)	19,906
Net decrease in cash	$(33,891)	$(3,395)

Operating Activities

Net cash provided by operating activities was $43.9 million for the twenty-six weeks ended September 26, 2020. The significant components of cash flows provided by operating activities were net income of $5.3 million, the add-back of non-cash depreciation and intangible asset amortization expense of $12.0 million, and stock-based compensation expense of $3.5 million. Accounts payable and accrued expenses and other current liabilities decreased by $9.4 million due to the timing of payments. Inventory decreased by $27.8 million as a result of a reduction in purchases due to the COVID-19 crisis.

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

Investing Activities

Net cash used in investing activities was $14.9 million for the twenty-six weeks ended September 26, 2020, which was attributable to $14.9 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $19.2 million for the twenty-six weeks ended September 28, 2019, which was primarily attributable to $15.5 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities and $3.7 million for the acquisition of G.&L. Clothing, Inc.

Financing Activities

Net cash used in financing activities was $62.9 million for the twenty-six weeks ended September 26, 2020. We repaid $62.4 million on our debt and finance lease obligations during the period. We also paid $0.5 million in taxes related to the vesting of restricted stock.

Net cash provided by financing activities was $19.9 million for the twenty-six weeks ended September 28, 2019. We increased our line of credit borrowings by $85.0 million and repaid $65.3 million on our debt and finance lease obligations during the period. We also received $1.9 million from the exercise of stock options.

Contractual Obligations

During the thirteen and twenty-six weeks ended September 26, 2020, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2020 10-K, other than those which occur in the normal course of business.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of September 26, 2020, we had $67.8 million outstanding under the June 2015 Wells Fargo Revolver and $111.5 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of September 26, 2020 would be approximately $1.8 million.

As of September 26, 2020, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2020 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 26, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 26, 2020, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: October 29, 2020	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2020	/s/ Gregory V. Hackman
Gregory V. Hackman
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)