Form 10-K
period 2021-03-27
Boot Barn Holdings, Inc.
filed 2021-05-13
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 27, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $593.2 million. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 10, 2021 was 29,251,626.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2021 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Fiscal Year

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2021, fiscal 2020, and fiscal 2019, which represent our fiscal years ended March 27, 2021, March 28, 2020 and March 30, 2019, respectively. Fiscal 2021, 2020 and 2019 were each 52-week periods.

PART I

Item 1. Business.

Our Company

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. With 273 stores in 36 states as of March 27, 2021, we have more than three times as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to grow our domestic store base to 500 stores. Our stores, which are typically freestanding or located in strip centers, average 10,500 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high-quality footwear and apparel. We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our motto, “Be True”, which communicates the genuine and enduring spirit of the Boot Barn brand.

Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends. Accordingly, approximately 75% of our store inventory is kept in stock through automated replenishment programs. Our boot selection, which comprises approximately one-third of each store’s selling square footage space, is merchandised on self-service fixtures with western boots arranged by size and work boots arranged by style and function. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market-leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western-style jewelry and accessories. Our western assortment includes many of the industry’s most sought-after brands, such as Ariat, Cinch, Cody James, Corral, Dan Post, Durango, El Dorado, Idyllwind, Justin, Laredo, Lucchese, Miss Me, Montana Silversmiths, Moonshine Spirit, Shyanne, Stetson, Tony Lama, Twisted X, Resistol and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety-toe boots and flame-resistant and high-visibility clothing. Among the top work brands sold in our stores are Carhartt, Cody James Work, Dickies, Georgia Boot, Hawx, Thorogood, Timberland Pro and Wolverine. Our merchandise is also available on our e-commerce websites.

Boot Barn was founded in 1978 and, over the past 43 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

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

Strong e-commerce positioning. We offer a compelling shopping experience to our customers, including 273 brick-and-mortar stores combined with our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Bootbarn.com and sheplers.com offer a compelling every-day low price shopping experience catered towards a lifestyle customer with western roots and a strong work influence. Countryoutfitter.com has a curated assortment appealing to a more fashion-based country lifestyle customer. Each of our e-commerce sites has distinct brand positioning and provides a differentiated shopping experience to our customers.

Fast growing specialty retailer of western and work wear in the U.S. Our broad geographic footprint, which currently spans 36 states, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Loyal customer base. Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. Our customer loyalty program, B Rewarded, enhances our connection and relationship with our customers. Our loyalty program has grown rapidly since its inception in fiscal 2011 and as of March 27, 2021 includes approximately 4.7 million members who have purchased merchandise from us in the last three fiscal years. The majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our stores and e-commerce websites, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

Differentiated shopping experience. We deliver a one-stop shopping experience that engages our customers and, we believe, fulfills their lifestyle needs. Our stores are designed to create an inviting and engaging experience and include prominent storefront signage, a simple and easy-to-shop layout and a large and conveniently arranged self-service selection of boots. We offer significant inventory breadth and depth across a range of boots, apparel and accessories. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access millions of additional boots, apparel and other items from our e-commerce warehouse inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. In fiscal 2021, we continued to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, and same day delivery. We believe that our strong, long-lasting supplier relationships enhance our ability to provide a compelling merchandise assortment with a strong in-stock position both in-store and online. Our knowledgeable store associates are passionate about our merchandise and deliver a high level of service to our customers. These elements help promote customer loyalty and drive repeat visits.

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

Portfolio of exclusive private brands. We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of private brands exclusive to us, which primarily include Shyanne, Cody James, Moonshine Spirit, Idyllwind, Hawx, Cody James Work, and El Dorado. Our private brands are currently available in stores, on bootbarn.com, sheplers.com and countryoutfitter.com and offer high-quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our private brands, which address product and price segments that we believe are underserved by third-party brands, offers exclusive products to our customers and has historically achieved better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our private brands have been strong, demonstrated by the increasing penetration of private brands and sales momentum across our store base and e-commerce websites.

Versatile store model with compelling unit economics. We have successfully opened and currently operate stores that generate strong cash flow, consistent store-level financial results and an attractive return on investment across a variety of geographies, markets, store sizes and location types. We operate stores in markets characterized as agribusiness centers and ranch regions, and in other various geographies throughout the United States. Our stores are also successful in small, rural towns, suburban and major metropolitan areas.

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

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Continuing omni-channel leadership. Our growing national footprint, social media following and broader marketing efforts drive traffic to our stores and e-commerce websites. We operate our e-commerce websites as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e-commerce websites, which reached more than 69 million total visits in fiscal 2021 compared to more than 63 million total visits in fiscal 2020, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access millions of additional boots, apparel and other items from our e-commerce warehouse inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. In fiscal 2021, we continued to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, and same day delivery. We have also made investments in our e-commerce infrastructure, including adding automation to our warehouses to support expanding e-commerce growth. Our e-commerce sales as a portion of total consolidated net sales were 18.6% and 15.9% in fiscal 2021 and fiscal 2020, respectively.

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

Building our private brand portfolio. We believe we can achieve gross margin enhancement by increasing the penetration of our private brand sales. As of March 27, 2021, our private brands primarily include Shyanne, Cody James, Moonshine Spirit, Idyllwind, Hawx, Cody James Work, and El Dorado, and are sold in our stores and on our e-commerce websites. Each of our private brands, which address product and price segments that we believe are underserved by third-party brands, offers high quality exclusive products to our customers and has historically achieved better merchandise margins than the third-party brands that we carry.

Expanding our store base. Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2021, we opened 15 new stores with no acquisitions. We typically rebrand acquired stores within twelve months from the date of acquisition. Based on an extensive analysis, we believe that we have the potential to grow our domestic store base of 273 stores as of March 27, 2021 to approximately

500 stores over time. Over the long-term we plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made investments in personnel, information technology, warehouse infrastructure and e-commerce platforms to support the expansion of our operations.

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

Our Market Opportunity

We participate in the large, growing and highly fragmented western and work wear markets of the broader apparel and footwear industry. We offer a variety of boots, apparel and accessories that are basics or necessities for our customers’ daily lives. Many of our customers are employed in the agriculture, oil and gas, manufacturing and construction industries, and are often country and western enthusiasts. We believe that growth in the western wear market has been and will continue to be driven by the growth of western events, such as rodeos, the popularity of country music and the continued strength and endurance of the western lifestyle. As a result of the coronavirus (“COVID-19”) pandemic, public and private sector policies and initiatives intended to reduce the transmission of COVID-19, such as the imposition of travel restrictions, mandates from federal, state and local authorities to avoid large gatherings of people, quarantine or “shelter-in-place”, and the promotion of social distancing significantly impacted events around the country. As a result of these initiatives, many large public events including rodeos, concerts and country music festivals were cancelled or otherwise postponed. We believe additional cancellations and postponements will negatively impact near-term growth in the western wear market. We believe that growth in the work wear market has been and will continue to be driven by increasing activity in construction and manufacturing. Additionally, government regulations for workplace safety have driven and, we believe, will continue to drive, sales in specific categories, such as safety-toe boots and flame-resistant and high-visibility clothing for various industrial and outdoor occupations. The COVID-19 global pandemic resulted in an economic slowdown impacting many industries and both public and private sector jobs. As a result of this pressure, the global demand for oil was significantly impacted and drove the price of oil down. We believe these factors could negatively impact near-term growth in the work wear market.

Our Sales Channels

During fiscal 2021, we continued to enhance our omni-channel capabilities. Our current omni-channel presence consists of both brick-and-mortar stores as well as an e-commerce platform, consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com.

Our stores

As a lifestyle retail concept, our stores offer a broad array of merchandise to outfit an entire family, while working during the week, relaxing on the weekend, or dressing up for an evening out. Our stores are easy to navigate with clear sight lines to all major product categories. Our preferred store layout has ladies’ and children’s apparel on one side of the store and men’s western and men’s work apparel on the other side. Our basic denim is usually merchandised on shelving placed on the exterior walls, while our premium-priced, more stylized denim and clothing are prominently displayed on floor fixtures and mannequins. We utilize the space in the front of the store for accessories such as hats, belts, jewelry, handbags, home merchandise, gifts and various impulse purchase items.

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

During fiscal 2021, we opened 15 new stores. As of March 27, 2021, our retail footprint included 273 stores in 36 states across the U.S. Two of our stores are operated under the “American Worker” name. Our American Worker stores primarily feature work-related footwear, apparel and accessories. We do not currently intend to open additional American Worker stores.

The following table shows the number of stores in each of the 36 states in which we operated as of March 27, 2021.

Number of
State	stores
Alabama	2
Arkansas	1
Arizona	14
California	53
Colorado	13
Florida	8
Georgia	3
Idaho	3
Illinois	1
Indiana	4
Iowa	6
Kansas	4
Kentucky	3
Louisiana	6
Minnesota	3
Mississippi	1
Missouri	2
Montana	4
Nebraska	2
Nevada	11
New Mexico	7
North Carolina	6
North Dakota	6
Ohio	2
Oklahoma	8
Oregon	4
Pennsylvania	4
South Carolina	3
South Dakota	2
Tennessee	10
Texas	58
Utah	2
Virginia	3
Washington	4
Wisconsin	1
Wyoming	9
Total	273

E-commerce

Our e-commerce websites are an integral part of our brand and allow us to further build awareness in our current markets and reach customers not served by our current geographic footprint. During fiscal 2021, we had more than 69 million total visits to our websites and we sold merchandise to customers in all 50 states. Approximately 3.3% of our total e-commerce revenue for fiscal 2021 was generated from customers outside of the United States. Such foreign-source revenue constituted approximately 0.6% of our overall net sales in fiscal 2021.

Our growing national footprint and broader marketing efforts drive traffic to our bootbarn.com website, which in turn also drives traffic to our stores. We believe that many customers, especially those shopping for boots, browse online at bootbarn.com and then visit our stores to make their purchases to ensure a proper fit. As a multi-channel retailer, we are implementing technology initiatives that integrate in-store and e-commerce platforms into one seamless customer experience. As an example, we have implemented in-store touch screen devices to expand the product offering available to our in-store customers, including additional styles, colors and sizes not carried in the store. In fiscal 2021, we continued to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, and same day delivery.

Our e-commerce businesses are every-day low price models. For all of our e-commerce brands, we communicate information on current promotions and upcoming events on our e-commerce websites, which helps drive purchases online and traffic to our stores. We continue to improve follow-up email communication related to order confirmations, as well as offer boot care and other accessories associated with boot purchases.

Store expansion opportunities and site selection

We have substantial experience in opening stores in new and existing geographic markets. During the last three fiscal years, we have successfully added, on a net basis, 47 new stores through a combination of organic growth and strategic acquisitions. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co-tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high-traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high-density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

Based on an extensive internal analysis of our current customer base, store performance drivers and competitor penetration, we believe that the U.S. market supports the ability to grow our current domestic store base to approximately 500 stores. We utilized multiple methods for measuring market size, including a review of demographic and psychographic factors on a state-by-state basis. We supplemented that data by analyzing our share of the geographic markets in which we currently operate and extrapolating that share to new geographic markets. Based on our market analysis, we have created a regional and state-by-state development plan to strategically extend our store portfolio. Careful consideration was given to operational constraints and merchandising differences in new and existing markets, while balancing the relevant risks associated with opening stores in those markets.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. Historically, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles tend to be items that carry over from year to year with only minor updates. In fiscal 2021, fiscal 2020 and fiscal 2019 we generated approximately 34%, 34% and 33% of our net sales during our third fiscal quarter, respectively.

We have a minimal amount of seasonal merchandise that could necessitate significant markdowns. This allows us to implement automated replenishment systems for approximately 75% of our store merchandise, meaning that, as sales are captured in a store’s point of sale system, recommended purchase orders are systematically generated for approval by our merchandising group, ensuring our strong in-stock inventory position. As a result, demand and margins for the majority of our products are fairly predictable, which reduces our inventory risk. Unfavorable economic conditions, including those caused by COVID-19, could leave us with either excess inventory or a shortage of inventory and increased pressure on our margins. For more information about the risks, uncertainties, and other factors that could affect our future results, please see Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Our products

During fiscal 2021, our products contributed to overall sales in the following manner:

●	Gender—Men’s merchandise accounted for approximately 65% of our sales with the balance being ladies, kids and unisex merchandise.
●	Styling—Western styles comprised approximately two thirds of our sales, with work-related and other styles making up the balance.
●	Product category—Boots accounted for just over half of our sales, with apparel comprising an additional 32% and the balance consisting of hats, gifts, accessories and home merchandise.

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

Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high-quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, under the brand name Moonshine Spirit, that reflect his lifestyle and personality. In fiscal 2019 we entered into a new partnership with country music artist Miranda Lambert, to develop a lifestyle brand, Idyllwind, inspired by her music and creative talents, which includes boots, apparel and accessories. In fiscal 2020 we developed two additional private brands, Hawx and Cody James Work. These brands offer high quality work wear and work boots to our customers. We created these brands to address segments that we believe are underserved by third-party brands. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third-party brands both in our stores and on our e-commerce websites. In fiscal 2021, sales from our private brand products accounted for approximately 23.7% of our consolidated sales including our stores and e-commerce websites. These private brands differentiate us from our competitors and have historically produced higher incremental merchandise margins than the third-party brands that we carry.

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

Pay-per-click—We use pay-per-click advertising to reach online shoppers whose behavior indicates an interest in our products. This marketing medium allows us the opportunity to grow our business and acquire new customers.

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

Direct mail—We conduct several direct mail campaigns, and during fiscal 2021, we sent out approximately 3.3 million mailers, ranging in size from postcards to catalogs of approximately 50 pages.

E-mail—We e-mail our e-commerce customers and members of our B Rewarded loyalty program as part of our cross-channel effort to drive traffic to our stores and websites. We sent more than one billion e-mails in fiscal 2021.

Social media—We also have a marketing strategy that has produced a fast-growing social media presence, as evidenced by our strong following on Facebook and Instagram. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each.

Event sponsorship—We typically sponsor community-based western events each year within the regional footprint of our store locations. Houston Livestock Show and Rodeo, a well-known 20-day celebration of western heritage, is one of our most prominent sponsorships and attracts more than two million visitors to Houston, Texas, where we operate eighteen stores in the area. We also sponsor the San Antonio Stock Show and Rodeo, an 18-day event with more than two million attendees. Other prominent sponsorships include Cheyenne Frontier Days, the largest outdoor rodeo in the U.S., the Professional Rodeo Cowboys Association and related National Finals Rodeo in Las Vegas, Nevada, Professional Bull Riders and the National High School Rodeo Association, which supports rodeos for competitors in high school and junior high school. At more prominent events, we often set up pop-up shops as large as 9,000 square feet, which allow participants to purchase our merchandise. As a result of the COVID-19 pandemic, public and private sector policies and initiatives intended to reduce the transmission of COVID-19, such as the imposition of travel restrictions, mandates from federal, state and local authorities to avoid large gatherings of people, quarantine or “shelter-in-place”, and the promotion of social distancing significantly impacted events around the country. As a result of these initiatives, many large public events including rodeos, concerts and country music festivals were cancelled or otherwise postponed. We believe additional event cancellations and postponements could negatively impact sales in the near-term.

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

Intellectual property

We regard our trademarks as having value and as being important to our marketing efforts. We have registered our trademarks in the U.S., including our brand name “Boot Barn” and our private label brands. We have a registered trademark for the “Sheplers” and “Country Outfitter” brand names. We have foreign trademark protection in China and Hong Kong where we have registered our Boot Barn trademarks. We also own the domain name for our primary e-commerce websites, www.bootbarn.com, www.sheplers.com and www.countryoutfitter.com. Our policy is to pursue registration of our trademarks and to rigorously defend their infringement by third parties.

Our employees

As of March 27, 2021, we employed approximately 1,500 full-time and 3,400 part-time employees, of which approximately 600 were employed at our Store Support Center and distribution centers and approximately 4,300 were employed at our stores. The number of employees, especially part-time employees, fluctuates depending upon our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We have never experienced a strike or significant work stoppage.

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

Available Information

Our internet address is www.bootbarn.com and the investor relations section of our website is located at investor.bootbarn.com, where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Information on our website should not be considered part of this Annual Report on Form 10-K unless specifically incorporated by reference herein.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements refer to our current expectations and projections relating to, by way of example and without limitation, our financial condition, liquidity, profitability, results of operations, margins, plans, objectives, strategies, future performance, business and industry. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “could”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events, but not all forward-looking statements contain these identifying words. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth in Item 1A. Risk Factors – “Summary of Risk Factors” below.

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

See “Risk Factors” for a more complete discussion of the risks and uncertainties mentioned above and for a discussion of other risks and uncertainties. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In addition, the ongoing COVID-19 pandemic may also exacerbate other risks discussed herein, any of which could, individually or in the aggregate, have a material effect on us. Additional impacts from the COVID-19 pandemic may arise that we are not aware of currently. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this annual report and in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

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

Item 1A. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC.

Risks Related to our Business

●	The ongoing COVID-19 pandemic may continue to adversely affect our business operations, growth strategies, store traffic, employee availability, financial condition, liquidity and cash flow for an extended period of time.
●	Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence, local economic conditions in our markets or changes in consumer preferences.
●	Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in markets where we have newly acquired stores and in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.
●	We face intense competition in our industry and we may be unable to compete effectively.
●	Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including the impacts of COVID-19.
●	Our failure to adapt to new challenges that arise when expanding into new geographic markets could adversely affect our ability to profitably operate those stores and maintain our brand image.
●	Our continued growth depends upon successfully opening new stores as well as integrating any acquired stores, and our failure to successfully open new stores or integrate acquired stores could negatively affect our business and stock price.
●	As we expand our business, we may be unable to generate significant amounts of cash from operations.
●	Any significant change in our distribution model could initially have an adverse impact on our cash flows and results of operations.
●	If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.
●	Our efforts to improve and expand our exclusive product offerings may be unsuccessful, and implementing these efforts may divert our operational, managerial, financial and administrative resources, which could harm our competitive position and reduce our revenue and profitability.
●	We purchase merchandise based on sales projections and our purchase of too much or too little inventory may adversely affect our overall profitability.
●	A rise in the cost of fabric, raw materials, labor or transportation could increase our cost of merchandise and cause our results of operations and margins to decline.
●	If our suppliers and manufacturers fail to use acceptable labor or other practices, our reputation may be harmed, which could negatively impact our business.
●	If we lose key management personnel, our operations could be negatively impacted.
●	If we cannot attract, train and retain qualified employees, our business could be adversely affected.
●	Higher wage and benefit costs could adversely affect our business.
●	The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.
●	We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our products and adversely affect our operating results.
●	The adoption of new tax legislation could affect our financial performance.
●	Our leverage may reduce our cash flow available to grow our business.
●	Our borrowings under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan are at variable rates, exposing us to interest rate risk, including increases in interest rates resulting from changes in the determination of the London Interbank Offered Rate.
●	The June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contain restrictions and limitations that could significantly impact our ability to operate our business.
●	We are required to make significant lease payments for our stores, Store Support Center and distribution center, which may strain our cash flow.
●	New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

●	We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.
●	Any inability to balance our private brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.
●	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
●	If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.
●	We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.
●	Our e-commerce businesses subject us to numerous risks that could have an adverse effect on our results of operations.
●	Our sales can significantly fluctuate based upon shopping seasons, which may cause our results of operations to fluctuate disproportionately on a quarterly basis.
●	We buy and stock merchandise based upon seasonal weather patterns and therefore unseasonable or extreme weather could negatively impact our sales, financial condition and results of operations.
●	If we fail to obtain and retain high-visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the celebrities that we partner with is impaired, our business may suffer.
●	Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.
●	Our failure to maintain adequate internal controls over our financial and management systems may cause errors in our financial reporting. These errors may cause a loss of investor confidence and result in a decline in the price of our common stock.
●	If we are unable to protect our intellectual property rights, our financial results may be negatively impacted.
●	We may be subject to liability if we, or our suppliers, infringe upon the intellectual property rights of third parties.
●	Litigation costs and the outcome of litigation could have a material adverse effect on our business.
●	Issues with merchandise safety could damage our reputation, sales and financial results.
●	Union attempts to organize our employees could negatively affect our business.
●	Violations of or changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.
●	We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to our management.
●	Terrorism or civil unrest could negatively affect our business.
●	If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Risks Related To Ownership of Our Common Stock

●	The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.
●	Anti-takeover provisions in our corporate organizational documents and current credit facility and under Delaware law may delay, deter or prevent a takeover of us and the replacement or removal of our management, even if such a change of control would benefit our stockholders.
●	If securities or industry analysts do not publish research and reports or publish inaccurate or unfavorable research and reports about our business, the price and trading volume of our common stock could decline.
●	We do not currently intend to pay cash dividends on our common stock, which may make our common stock less desirable to investors and decrease its value.

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

Risks Related To Our Business

The ongoing COVID-19 pandemic may continue to adversely affect our business operations, growth strategies, store traffic, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The ongoing COVID-19 pandemic, has adversely affected our business and may continue to adversely affect our business for an indefinite period until the impact of the pandemic subsides. Since first being reported, COVID-19 has spread to numerous countries around the world, including the U.S. Measures taken by governmental authorities to reduce the transmission of COVID-19, including stay-at-home orders and business closures, as well as lack of subsequent economic stimulus initiatives, have resulted in wide-scale unemployment and financial hardship for a large portion of the U.S. population, and these impacts, among others, have created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within our stores and on our e-commerce sites. As a result of the economic slowdown caused by COVID-19, many industries and public and private sector jobs have been and may continue to be impacted, including but not limited to those in the construction, domestic manufacturing, energy, food and agriculture, transportation and warehouse sectors. Consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue or may increase, which has already affected, and may continue to affect, traffic to our stores. If as a result of the pandemic, we are unable to continue to provide employees with appropriate compensation and protective measures, we may be unable to retain or attract employees to perform necessary functions within our stores and engage with our customers. In addition, if we are required to transition certain or all our employees to a remote work environment in an effort to mitigate the spread of COVID-19, our failure to provide appropriate technological resources and maintain adequate safeguards around our remote work environment could result in loss of productivity and usage errors by our employees or the loss or compromise of confidential customer, employee or company data. In addition, the remote work environment may increase certain risks to our business, including phishing and other cybersecurity attacks.

Although our operations have generally stabilized since the onset of the pandemic, there can be no assurances that the spread of COVID-19 will not strain our supply chain, store operations and merchandising functions in the future. This could create difficulties and delays in obtaining products from our distributors, delivering products to our stores and adequately staffing our stores and distribution centers. If we are unable to continue to source, transport and stock products in our stores or to maintain adequate staffing levels in our stores and distribution centers due to disruptions caused by the COVID-19 pandemic, we will be unable to maintain inventory levels and continue to operate our stores at levels to meet customer demand. Further, if we do not identify and source appropriate products in response to our customers’ evolving needs during the COVID-19 pandemic, we may lose existing customers and fail to attract new customers, which could cause our sales to decrease, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

Except for temporary store closures due to COVID-19, all of our stores remained open as of March 27, 2021. We have experienced instances of our employees contracting COVID-19, and in response we follow CDC and other health authority guidelines to report positive test results and reduce further transmission. Although our stores currently remain open, any widespread transmission of COVID-19 among our employees within a particular store or geographical area might necessitate that we temporarily close certain stores, which may negatively affect our business and financial condition, as well as the perception of our company. Additionally, any widespread transmission of COVID-19 among the employees in our distribution centers might necessitate the temporary closure of our facilities, resulting in product delivery delays and other logistical constraints. Further, if individuals believe they have contracted COVID-19 in our stores or believe that we have not taken appropriate precautionary measures to reduce the transmission of COVID-19, we may be subject to costly and time-consuming litigation.

Continued impacts of the pandemic could have a material adverse effect on our near-term and long-term business operations, store traffic, employee availability, financial condition, liquidity and cash flow, and may require significant actions in response, including but not limited to, additional employee furloughs and/or layoffs, reduced store hours or additional store closings, expense reductions, discounting of pricing of our products, all in an effort to mitigate the impacts of the pandemic. The full extent to which the COVID-19 pandemic impacts our business and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the impacts of new variants of the virus, the timing, distribution, efficacy and public acceptance of vaccines and other treatments for COVID-19 and the actions necessary to contain COVID-19.

Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence, local economic conditions in our markets or changes in consumer preferences.

We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, interest and tax rates, inflation, employment levels, salary and wage levels, the availability of consumer credit, the level of housing, energy and food costs, general business conditions and other challenges affecting the global economy including the ongoing COVID-19 pandemic. These risks may be exacerbated for retailers like us who focus on specialty footwear, apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in California, Texas and other states where we have a significant number of stores. Many of our stores operate in geographic areas where the local economies depend to a significant degree on oil and other commodity extraction, and many of our customers are employed in these industries. As a result of the economic slowdown caused by COVID-19, the global demand for oil was significantly impacted and the price of oil was driven down significantly from previous levels. Our financial performance is accordingly susceptible to economic and other conditions relating to output and employment in these areas. Our financial performance also is impacted by conditions in the construction sector, domestic manufacturing and the transportation and warehouse sectors, the growth of which we believe is an important driver of our work wear business. In addition, our financial performance may be negatively affected if the popularity of the western and country lifestyle subsides, or if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1A. Risk Factors, including those risks associated with increased competition, decreases in store traffic, brand reputation, the interruption of the production and flow of merchandise, the ability to achieve our growth strategies, and the ability to improve and expand our exclusive product offering. These risks could be exacerbated individually or collectively.

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

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independent stores on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales presence and as a result of consumers’ growing desire to shop online (including as a result of the COVID-19 pandemic), we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. There can be no assurance that our e-commerce expansion initiatives will be successful. We also compete with farm supply stores and, to a lesser degree, mass merchants. Competition with some or all of these retailers could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may force us to respond in-kind and adversely impact our operating cash flow and gross profit. As a result of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.

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

Additionally, public health issues affecting China, Mexico or another foreign country from which a large portion of our third-party and private brand merchandise is purchased and imported, including the ongoing COVID-19 pandemic, may result in the temporary closure of our suppliers’ facilities or shipping ports, resulting in product delivery delays. For example, COVID-19 has led to work and travel restrictions in and out of China and other countries around the world as well as temporary closures or production and logistical constraints due to workforce availability of certain factories in China. These travel restrictions, factory closures and production and logistical constraints may result in, among other things, delayed shipments and increased shipping costs. These impacts on our supply chain could have a material adverse effect on our financial condition and results of operations.

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

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened or acquired 15 stores in fiscal 2021, 20 stores in fiscal 2020, and 17 stores in fiscal 2019. We plan to continue to open or acquire new stores in the coming years; however, there can be no assurance that we will open or acquire new stores in fiscal 2022 or thereafter, or that any such stores will be profitable. The expansion of our store base will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. In addition, we plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

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

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our private brand products. During fiscal 2021, merchandise purchased from our top three suppliers accounted for approximately 21%, 6% and 6% of our sales, respectively. We operate on a purchase order basis for our private brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

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

In addition, our ability to successfully improve and expand our exclusive product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences, including those resulting from the COVID-19 pandemic. These efforts could be abandoned, cost more than anticipated and divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefit costs. For example, the federal government has considered raising the national minimum wage, and various states and local jurisdictions have sought to increase retail employee wages by raising minimum wage rates or scheduling future increases in such rates, which may also cause wage rates above the minimum to increase in those markets. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions would increase our expenses and have an adverse impact on our profitability, or could negatively impact the quality of our workforce if we fail to increase our wages competitively.

The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.

Our Store Support Center and distribution centers are located in California and Kansas. If we encounter any disruptions to our operations at these locations or if they were to shut down for any reason, including due to fire, tornado, earthquake or other natural disaster, then we may be prevented from effectively operating our stores and our e-commerce businesses. Additionally, a widespread transmission of COVID-19 among the employees in our distribution centers might necessitate the temporary closure of our facilities, resulting in product delivery delays and other logistical constraints. Furthermore, the risk of disruption or shutdown at our buildings in California are greater than they might be if they were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shutdown at our locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

In addition, of the 273 stores that we operated as of March 27, 2021, 125 of these stores were located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns or natural disasters in those states where our stores are located. For example, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by an economic downturn affecting the oil, gas, and commodities industries. Any similar events in states where our stores are concentrated could have a material adverse effect on our financial condition and results of operations.

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

The adoption of new tax legislation could affect our financial performance.

We are subject to income and other taxes in the United States. Our effective tax rate in the future could be adversely affected by changes in the valuation of deferred tax assets and liabilities and changes in tax laws. More generally, it is possible that U.S. federal income or other tax laws or the interpretation of tax laws will change. For example, the Biden Administration has proposed an increase in the U.S. corporate income tax rate and a minimum corporate tax based on book income. It is difficult to predict whether and when there will be tax law changes having a material adverse effect on our business, financial condition, results of operations and cash flows.

Our leverage may reduce our cash flow available to grow our business.

As of March 27, 2021, we had an aggregate of $111.5 million of total outstanding indebtedness. Our obligations to pay principal and interest under the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan will reduce our available cash flow, limiting our flexibility to respond to changing business and economic conditions and increasing any additional borrowing costs.

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

We do not own any real estate. Instead, we lease all of our retail store locations as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2021, our total lease expense was $50.3 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Of the store leases that will reach their termination date during fiscal 2022, twenty-one of those leases do not contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

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

The investing public may use same store sales or net sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of “same store sales”. Our same store sales can vary significantly from period to period for a variety of reasons, such as the age of stores, temporary store closures, changing economic factors, including those caused by the COVID-19 pandemic, unseasonable weather, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause same store sales or net sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations and cause the price of our common stock to be volatile during such periods.

Any inability to balance our private brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.

In fiscal 2021, sales from our private brand products accounted for approximately 23.7% of our consolidated sales including our stores and e-commerce websites. As of March 27, 2021, two of our five top selling brands in the store were private brand merchandise. Our private brand merchandise has historically had a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our private brands in the future. However, carrying our private brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

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

We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers. Relying on these third-party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather, shutdowns or other delays as a result of the COVID-19 pandemic and their inability to meet our shipping demands. If we are forced to use other delivery services, our costs could increase and we may be unable to meet shipment deadlines. Moreover, we may be unable to obtain terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. In addition, if our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. These circumstances may negatively impact our financial condition and results of operations.

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

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in various states in which we operate. On June 28, 2018, the California governor signed into law the comprehensive California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires certain companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of California residents whose data is stored to know specifically what data types each company has collected on them and, if they so choose, the right to demand that such companies delete their data. Failure to comply with the CCPA requirements could result in civil penalties. The CCPA also provides a private right of action that allows consumers to seek, either individually or as a class, statutory or actual damages and injunctive and other relief, if their sensitive personal information is subject to unauthorized access and exfiltration, theft or disclosure as a result of a business's failure to implement and maintain required reasonable security procedures. New legislation or regulation such as the CCPA, including any potential comprehensive federal privacy legislation, as well as any associated inquiries or investigations or any other government actions, could be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

We have not registered any of our intellectual property outside of the U.S. with the exception of the Boot Barn tradenames which are registered in China and Hong Kong. We cannot prohibit other companies from using our other trademarks in foreign countries. Use of these other trademarks in foreign countries could negatively impact our identity in the U.S. and cause our sales to decline.

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

We have a significant amount of goodwill and indefinite-lived intangible assets. Our goodwill balance as of March 27, 2021 was $197.5 million as a result of recent acquisitions. Our intangible asset balance as of March 27, 2021 was $60.9 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist, such as significant negative industry or general economic trends (including the impact of COVID-19). Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. An impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Risks Related To Ownership of Our Common Stock

The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

The market for specialty retail stocks can be highly volatile. Since our IPO in October 2014 through May 10, 2021, our common stock has traded as high as $75.65 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	variations in our quarterly or annual financial results and operating performance and the performance of our competitors;
●	publication of research reports or recommendations by securities or industry analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;
●	our failure or our competitors’ failure to meet analysts’ projections or guidance;
●	downgrades by any securities analysts who follow our common stock;
●	our levels of same store sales;
●	sales or anticipated sales of large blocks of our common stock;
●	changes to our management team;
●	regulatory developments negatively affecting our industry;
●	changes in stock market valuations of our competitors;
●	the development and sustainability of an active trading market for our common stock;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	the performance and successful integration of any new stores that we open or acquire;
●	actions by competitors;
●	announcements by us or our competitors of new product offerings or significant acquisitions;
●	short selling of our common stock by investors;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;

●	fluctuations in the stock markets generally and in the market for shares in the retail sector particularly; and
●	changes in general market and economic conditions, including as a result of the widespread impact of the COVID-19 pandemic.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Store Support Center, e-commerce operations and distribution centers are located in California and Kansas. As of March 27, 2021, our Store Support Center is located in Irvine, California, where we currently occupy an 84,580 square foot building. The existing lease will expire August 31, 2022, and contains an option to renew for five years beyond the current lease term.

During fiscal 2021, we expanded our Fontana, California distribution center by acquiring the remaining 199,226 square feet of the building, increasing our overall square footage to 398,471. Our existing lease expires May 31, 2026, and contains one option to renew, for an additional period of five years. This location holds inventory to support our private brand initiatives, bulk purchasing programs, event sales, and new store openings.

In Wichita, Kansas, we lease a 133,428 square foot distribution center to support our e-commerce business and 30,000 square feet of office space. This lease expires August 31, 2035 and contains four additional options to renew, each for a period of five years. We also lease an additional freestanding building in Wichita, Kansas, totaling 21,275 square feet. The building is being used as office and distribution center space to support our e-commerce business. The lease expires September 30, 2023 and does not contain an option to renew.

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Of the store leases that will reach their termination date during fiscal 2022, twenty-one of those leases do not contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

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

On May 8, 2019, Sheplers, Inc., a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of March 27, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. As of May 10, 2021, we had 2 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Since our common stock began trading, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future. The agreements governing our indebtedness contain restrictions on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended March 27, 2021 (the “2021 Proxy Statement”).

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between March 26, 2016 and March 27, 2021 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc.; DBI, Inc. (formerly DSW, Inc.); Foot Locker, Inc.; Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. Cabela’s Inc. and Finish Line, Inc. which had previously been part of the Peer Group, were acquired in 2017 and 2018, respectively, and are no longer public companies. As a result, Cabela’s Inc. and Finish Line, Inc. have been removed from the Peer Group Index and Stock Performance Graph beginning in the fiscal 2019 and fiscal 2020 periods presented, respectively. This graph assumes an initial investment of $100 on October 30, 2014 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on October 30, 2014 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

March 2016 - March 2021

400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
—
3/26/2016
4/1/2017
3/31/2018
3/30/2019
3/28/2020
3/27/2021
Boot Barn Holdings, Inc.
NYSE Composite—Total Return
Peer Group

	March 26,	April 1,	March 31,	March 30,	March 28,	March 27,
	2016	2017	2018	2019	2020	2021
Boot Barn Holdings, Inc.	53.52	56.68	101.60	168.71	76.62	362.75
NYSE Composite—Total Return	97.53	114.09	126.75	132.51	109.07	171.84
Peer Group	109.27	109.84	100.19	135.57	95.40	225.54

Item 6. Selected Consolidated Financial Data

The following tables present our selected consolidated financial and other data as of and for the periods indicated. We have derived the selected consolidated statement of operations data for the fiscal years ended March 27, 2021, March 28, 2020, and March 30, 2019, and the selected consolidated balance sheet data as of March 27, 2021, and March 28, 2020 from the audited consolidated financial statements included in Item 8 of this report. The selected consolidated balance sheet data as of March 30, 2019, March, 31, 2018 and April 1, 2017, and the selected consolidated statement of operations data for the fiscal years ended March 31, 2018 and April 1, 2017, are derived from audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

You should read the following selected consolidated financial and other data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended(1)

(in thousands, except per share and	March 27,	March 28,	March 30,	March 31,	April 1,
selected store data)	2021	2020	2019	2018	2017
Consolidated Statement of Operations Data:
Net sales	$893,491	$845,575	$776,854	$677,949	$629,816
Cost of goods sold	598,612	569,084	525,420	470,034	439,930
Gross profit	294,879	276,491	251,434	207,915	189,886
Selling, general and administrative expenses	208,553	202,823	187,112	161,660	152,068
Income from operations	86,326	73,668	64,322	46,255	37,818
Interest expense	9,442	13,310	16,331	15,076	14,699
Other income/(loss), net	366	(45)	5	—	—
Income before income taxes	77,250	60,313	47,996	31,179	23,119
Income tax expense	17,864	12,364	8,974	2,300	8,922
Net income	$59,386	$47,949	$39,022	$28,879	$14,197
Net income per share:
Basic shares	$2.05	$1.68	$1.39	$1.08	$0.54
Diluted shares	$2.01	$1.64	$1.35	$1.05	$0.53
Weighted average shares outstanding:
Basic shares	28,930	28,583	28,092	26,744	26,459
Diluted shares	29,477	29,220	28,813	27,528	26,939
Other Financial Data (unaudited):
EBITDA(2)	$110,840	$95,006	$83,229	$63,383	$54,528
Adjusted EBITDA(2)	$119,276	$100,550	$87,323	$66,030	$59,167
Adjusted EBIT(2)	$95,128	$79,167	$68,421	$48,902	$42,457
Capital expenditures	$28,424	$37,195	$27,525	$24,418	$22,293
Selected Store Data (unaudited):
Same Store Sales growth	3.1%	5.0%	10.0%	5.2%	0.3%
Stores operating at end of period	273	259	240	226	219
Total retail store square footage, end of period (in thousands)	2,854	2,722	2,539	2,377	2,297
Average store square footage, end of period	10,455	10,508	10,580	10,517	10,486
Average net sales per store (in thousands)(3)	$2,602	$2,684	$2,646	$2,438	$2,330

	March 27,	March 28,	March 30,	March 31,	April 1,
(in thousands)	2021	2020	2019	2018	2017
Consolidated Balance Sheet Data:
Cash and cash equivalents	$73,148	$69,563	$16,614	$9,016	$8,035
Working capital(4)	79,652	132,363	108,786	102,119	102,803
Total assets	933,581	924,711	636,075	587,941	565,581
Total debt, net	109,781	238,922	174,264	204,206	225,853
Stockholders’ equity	394,891	321,693	264,164	214,606	179,909
(1)	We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2021, fiscal 2020, fiscal 2019, fiscal 2018, and fiscal 2017, which represent our fiscal years ended March 27, 2021, March 28, 2020, March 30, 2019, March 31, 2018 and April 1, 2017, respectively. Fiscal 2021, 2020, 2019 and 2018, were each 52-week periods, and fiscal 2017 was a 53-week period.
(2)	EBITDA, Adjusted EBITDA and Adjusted EBIT are financial measures that are not calculated in accordance with GAAP. We define EBITDA as net income adjusted to exclude income tax expense, net interest expense and depreciation and intangible asset amortization. We define Adjusted EBITDA as EBITDA adjusted to exclude certain non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss on disposal of assets and contract termination costs, store impairment charges, gain/(loss) on adjustment of right-of-use assets and lease liabilities and secondary offering costs. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. We include EBITDA, Adjusted EBITDA and Adjusted EBIT in this report because they are important financial measures used by our management, board of directors and lenders to assess our operating performance. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business—EBITDA, Adjusted EBITDA and Adjusted EBIT” for more information about management’s use of these measures and why we consider them to be important. EBITDA, Adjusted EBITDA and Adjusted EBIT should not be considered in isolation or as alternatives to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures. The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended(1)
	March 27,	March 28,	March 30,	March 31,	April 1,
(in thousands)	2021	2020	2019	2018	2017
EBITDA Reconciliation (Unaudited):
Net income	$59,386	$47,949	$39,022	$28,879	$14,197
Income tax expense	17,864	12,364	8,974	2,300	8,922
Interest expense	9,442	13,310	16,331	15,076	14,699
Depreciation and intangible asset amortization	24,148	21,383	18,902	17,128	16,710
EBITDA	110,840	95,006	83,229	63,383	54,528
Non-cash stock-based compensation(a)	7,158	4,908	2,873	2,248	3,023
Non-cash accrual for future award redemptions(b)	512	214	567	(230)	85
Loss on disposal of assets and contract termination costs(c)	87	417	23	252	367
Gain/(loss) on adjustment of right-of-use assets and lease liabilities(d)	295	(186)	—	—	—
Store impairment charge(e)	384	191	455	83	1,164
Secondary offering costs(f)	—	—	176	294	—
Adjusted EBITDA	$119,276	$100,550	$87,323	$66,030	$59,167
Depreciation and intangible asset amortization	(24,148)	(21,383)	(18,902)	(17,128)	(16,710)
Adjusted EBIT	$95,128	$79,167	$68,421	$48,902	$42,457
(a)	Represents non-cash compensation expenses related to stock options, restricted stock awards, restricted stock units and performance share units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents loss on disposal of assets and contract termination costs from store closures and unused office and warehouse space.
(d)	Represents gain/(loss) on adjustment of right-of-use assets and lease liabilities.
(e)	Represents store impairment charges recorded in order to reduce the carrying amount of the assets to their estimated fair values.
(f)	Represents professional fees and expenses incurred in connection with secondary offerings conducted in January 2018 and May 2018.
(3)	Average net sales per store is calculated by dividing net sales for the applicable period by the number of stores operating at the end of the period. For the purpose of calculating net sales per store, e-commerce sales and certain other revenues are excluded from net sales.
(4)	Working capital is calculated as current assets, excluding cash and cash equivalents, minus current liabilities, excluding the current portion of debt under our credit facilities.

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

Overview

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of March 27, 2021, we operated 273 stores in 36 states, as well as an e-commerce channel, consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

For a discussion of factors that affect the comparability of our results of operations, see “Item 1—Business—Acquisitions.”

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

The major global health pandemic caused by COVID-19 and resulting economic impacts have had and will continue to have an impact on our operations, future growth strategies and outlook. Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. The extent to which COVID-19 impacts our operations will depend on future developments, which remain uncertain. For further discussion of the uncertainties and business risks associated with COVID-19, see Item 1A, Risk Factors.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. In fiscal 2021, fiscal 2020 and fiscal 2019 we generated approximately 34%, 34% and 33% of our net sales during our third fiscal quarter, respectively. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

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

Opening new stores is an important part of our growth strategy. We opened or acquired 15, 20, and 17 stores in fiscal 2021, 2020, and 2019. Included in these added stores are 15, 19, and 12 new stores in fiscal 2021, 2020, and 2019, and 0, 1, and 5 acquired stores in fiscal 2021, 2020, and 2019, respectively. We also closed one store, one store, and three stores in fiscal 2021, 2020, and 2019, respectively. We anticipate that a percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding certain non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss on disposal of assets and contract termination costs, store impairment charges, gain/(loss) on adjustment of right-of-use assets and lease liabilities, and secondary offering costs. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Item 6, Selected Consolidated Financial Data” for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in calculating covenant compliance for our credit facilities, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2021, fiscal 2020, and fiscal 2019, which represent our fiscal years ended March 27, 2021, March 28, 2020 and March 30, 2019. Fiscal 2021, 2020 and 2019 were all 52-week periods.

	Fiscal Year Ended
	March 27,	March 28,	March 30,
(dollars in thousands)	2021	2020	2019
Consolidated Statements of Operations Data:
Net sales	$893,491	$845,575	$776,854
Cost of goods sold	598,612	569,084	525,420
Gross profit	294,879	276,491	251,434
Selling, general and administrative expenses	208,553	202,823	187,112
Income from operations	86,326	73,668	64,322
Interest expense	9,442	13,310	16,331
Other income/(loss), net	366	(45)	5
Income before income taxes	77,250	60,313	47,996
Income tax expense	17,864	12,364	8,974
Net income	$59,386	$47,949	$39,022

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.0%	67.3%	67.6%
Gross profit	33.0%	32.7%	32.4%
Selling, general and administrative expenses	23.3%	24.0%	24.1%
Income from operations	9.7%	8.7%	8.3%
Interest expense	1.1%	1.6%	2.1%
Other income/(loss), net	—%	—%	—%
Income before income taxes	8.6%	7.1%	6.2%
Income tax expense	2.0%	1.5%	1.2%
Net income	6.6%	5.7%	5.0%
(1)	Percentages may not total 100% due to rounding.

Fiscal 2021 compared to Fiscal 2020

Net sales. Net sales in fiscal 2021 increased by $47.9 million, or 5.7%, to $893.5 million compared to $845.6 million in fiscal 2020. Consolidated same store sales increased 3.1%. Excluding the impact of the 23.6% increase in e-commerce same store sales, same store sales decreased by 1.1%. The decrease in retail store sales was primarily due to decreased traffic in our stores in the first half of our fiscal year that resulted from customers staying at home in response to the COVID-19 crisis and temporary store closures. Net sales increased primarily due to incremental sales from new stores opened over the past twelve months and the increase in same store sales during fiscal 2021.

Gross profit. Gross profit increased by $18.4 million, or 6.7%, to $294.9 million in fiscal 2021 from $276.5 million in fiscal 2020. As a percentage of net sales, gross profit was 33.0% and 32.7% for fiscal 2021 and fiscal 2020, respectively. Gross profit increased primarily due to higher sales and an increase in merchandise margin rate. As a percentage of net sales, consolidated gross profit increased primarily as a result of a 90 basis point increase in merchandise margin rate, partially offset by 60 basis points of deleverage in buying and occupancy costs. The higher merchandise margin was driven primarily by better full-price selling, lower shrink and increased exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased by $5.7 million, or 2.8%, to $208.6 million in fiscal 2021 from $202.8 million in fiscal 2020. As a percentage of net sales, SG&A expenses were 23.3% for fiscal 2021 compared to 24.0% for fiscal 2020. SG&A expenses increased primarily as a result of higher store labor and increased incentive-based compensation, partially offset by reduced marketing spend. SG&A expenses as a percentage of net sales decreased by 70 basis points primarily as a result of expense leverage on higher sales.

Income from operations. Income from operations increased by $12.7 million, or 17.2%, to $86.3 million for fiscal 2021 from $73.7 million for fiscal 2020. As a percentage of net sales, income from operations was 9.7% and 8.7% for fiscal 2021 and fiscal 2020, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense. Interest expense decreased by $3.9 million, or 29.1%, to $9.4 million in fiscal 2021 from $13.3 million in fiscal 2020. The decrease in interest expense was primarily the result of lower average interest rates associated with the debt as compared to fiscal 2020 and a lower average debt balance during the current year.

Income tax expense. Income tax expense was $17.9 million in fiscal 2021 compared to $12.4 million in fiscal 2020. Our effective tax rate was 23.1% and 20.5% for fiscal 2021 and fiscal 2020, respectively. The effective tax rate for fiscal 2021 is higher than fiscal 2020 primarily due to an increase in the disallowed executive compensation deduction, the reversal in fiscal 2020 of a prior-year valuation allowance, and a higher state tax rate in fiscal 2021 compared to fiscal 2020.

Net income. Net income increased by $11.4 million, or 23.9%, to $59.4 million in fiscal 2021 from net income of $47.9 million in fiscal 2020. The change in net income was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased by $18.7 million, or 18.6%, to $119.3 million for fiscal 2021 from $100.6 million for fiscal 2020. Adjusted EBIT increased by $16.0 million, or 20.2%, to $95.1 million for fiscal 2021 from $79.2 million for fiscal 2020. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit.

We have omitted discussion of our fiscal 2020 results where it would be redundant of information previously disclosed. For a comparison of our fiscal 2020 versus fiscal 2019 results, please see the discussion previously included in Part II, Item 7 of our fiscal 2020 Annual Report on Form 10-K filed with the SEC on May 22, 2020.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations increased in fiscal 2021, primarily as a result of a $58.6 million decrease in cash paid for inventories year-over-year and a $44.9 million increase in cash provided by accounts payable and accrued expenses and other current liabilities in fiscal 2021 compared to fiscal 2020, due to the timing of payments.

As of the end of fiscal 2021, we did not have any material capital expenditure commitments. As of March 27, 2021, we had a total of $111.5 million of debt outstanding, including a zero balance drawn on our $165.0 million revolving credit facility. We had $165.0 million of remaining availability under our revolving credit facility and $73.1 million of cash on hand as of March 27, 2021. Our primary ongoing sources of liquidity include funds provided by operations and borrowings under our revolving credit facility. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We estimate that our capital expenditures in fiscal 2022 will be between $33.0 million to $36.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) LIBOR plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of March 27, 2021 and March 28, 2020 was zero and $129.9 million, respectively. Total interest expense incurred in the fiscal year ended March 27, 2021 on the June 2015 Wells Fargo Revolver was $1.5 million and the weighted average interest rate for the fiscal year ended March 27, 2021 was 1.6%. Total interest expense incurred in the fiscal year ended March 28, 2020 on the June 2015 Wells Fargo Revolver was $3.1 million, and the weighted average interest rate for the fiscal year ended March 28, 2020 was 3.3%. Total interest expense incurred in the fiscal year ended March 30, 2019 on the June 2015 Wells Fargo Revolver was $1.8 million, and the weighted average interest rate for the fiscal year ended March 30, 2019 was 3.4%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.00%. The applicable margin is 4.5% for LIBOR loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date, which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Subsequent to March 27, 2021, on April 26, 2021, the Company made a $41.5 million voluntary prepayment on the term loan facility, reducing the outstanding principal balance to $70.0 million. Total interest expense incurred in the fiscal year ended March 27, 2021 on the 2015 Golub Term Loan was $6.3 million and the weighted average interest rate for the fiscal year ended March 27, 2021 was 5.7%. Total interest expense incurred in the fiscal year ended March 28, 2020 on the 2015 Golub Term Loan was $8.5 million, and the weighted average interest rate for the fiscal year ended March 28, 2020 was 6.8%. Total interest expense incurred in the fiscal year ended March 30, 2019 on the 2015 Golub Term Loan was $12.5 million, and the weighted average interest rate for the fiscal year ended March 30, 2019 was 7.0%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 27, 2021, the fair value of these embedded derivatives was estimated and was not significant.

As of March 27, 2021, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $73.1 million as of March 27, 2021 compared to $69.6 million as of March 28, 2020.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	March 27,	March 28,	March 30,
	2021	2020	2019

	(In thousands)
Net cash provided by/(used in):
Operating activities	$155,922	$25,317	$63,260
Investing activities	(28,424)	(40,166)	(31,765)
Financing activities	(123,913)	67,798	(23,897)
Net increase in cash	$3,585	$52,949	$7,598

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items including depreciation, amortization and stock-based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $155.9 million for the fiscal year ended March 27, 2021. The significant components of cash flows provided by operating activities were net income of $59.4 million, the add-back of non-cash depreciation and amortization expense of $24.1 million, stock-based compensation expense of $7.2 million, and amortization of debt issuance fees and debt discount of $0.9 million. Inventories decreased $13.0 million as a result of a reduction in purchases due to the COVID-19 crisis. Accounts payable and accrued expenses and other current liabilities increased by $37.4 million due to the timing of payments.

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

Net cash used in investing activities was $28.4 million for fiscal 2021, which was primarily attributable to capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

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

Net cash used in financing activities was $123.9 million for fiscal 2021. We reduced our line of credit borrowings by $129.9 million and repaid $0.7 million on our debt and capital lease obligations during the period. We also received $7.4 million from the exercise of stock options.

Net cash used in financing activities was $67.8 million for fiscal 2020. We reduced our line of credit borrowings by $129.9 million and repaid $65.6 million on our debt and capital lease obligations during the period. We also received $5.2 million from the exercise of stock options.

Other obligations

Contractual obligations. We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancelable finance and operating leases.

As of March 27, 2021, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years
Finance lease obligations	$21,275	$1,550	$2,931	$4,230	$12,564
Operating lease obligations	247,621	48,559	81,553	77,482	40,027
Debt and line of credit	111,500	—	111,500	—	—
Interest expense on debt	14,623	6,545	8,078	—	—
Total	$395,019	$56,654	$204,062	$81,712	$52,591

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

Debt consists of $111.5 million outstanding under our 2015 Golub Term Loan and zero outstanding under our June 2015 Wells Fargo Revolver as of March 27, 2021. Our 2015 Golub Term Loan provides for regularly scheduled principal payments that began on September 25, 2015. On June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018 and June 6, 2019, the Company made additional prepayments on the 2015 Golub Term Loan of $10.0 million and $65.0 million, respectively. Payments with respect to the June 2015 Wells Fargo Revolver are due the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023.

Interest expense on debt consists of scheduled interest payments under our 2015 Golub Term Loan and June 2015 Wells Fargo Revolver. The interest expense relating to our 2015 Golub Term Loan was calculated using a 5.5% interest rate applied to the term loan balance of $111.5 million as of March 27, 2021 and for each period thereafter. The interest rate used represents the interest rate on the 2015 Golub Term Loan on the last day of fiscal 2021. The interest expense relating to our June 2015 Wells Fargo Revolver was determined using an interest rate of 0.25% applied to the unutilized portion of the $165.0 million revolving line of credit on March 27, 2021, the last day of the fiscal year.

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

Leases

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense in selling, general and administrative expenses on the consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the consolidated statements of operations.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method (which approximates the first-in, first-out method) and includes the cost of merchandise and import related costs, including freight, duty and agent commissions.

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

Goodwill, intangible and long-lived assets

Goodwill and indefinite-lived intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets with indefinite lives include the Boot Barn trademark that was acquired as part of the recapitalization with Freeman Spogli & Co. on December 12, 2011, the Sheplers trademark acquired as part of the Sheplers Acquisition, the cost to register the Boot Barn trademark in Hong Kong, and the www.countryoutfitter.com website trademark we acquired as part of our asset acquisition in February of fiscal 2017. We test goodwill and indefinite-lived intangible assets for impairment at least annually on the first day of the fourth quarter or more frequently if indicators of impairment exist, in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other. This guidance provides us the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

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

If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to compare the fair value of the reporting unit with its carrying amount. We evaluate the fair value of the reporting unit by using market-based analysis to review market capitalization and by reviewing a discounted cash flow analysis using management’s assumptions. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we recognize an impairment loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit.

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

Stock-based compensation

We account for employee stock options, restricted stock awards, restricted stock units and performance share units in accordance with relevant authoritative literature. Stock options are granted with exercise prices equal to or greater than the market value, as reported on the New York Stock Exchange (or on any other national securities exchange on which our common stock is then listed) on the date of grant as authorized by our board of directors. Stock options granted have vesting provisions of either four or five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized the simplified method to estimate the expected life of the options. We base the risk-free interest rate on the yield of a zero-coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Stock volatility for each grant is measured using the weighted average of historical daily price changes of our stock and our competitors’ common stock over the most recent period equal to the expected option term of the awards. In determining the appropriateness of the public entities included in the volatility assumption, we considered a number of factors, including the entity’s life cycle stage, growth profile, size, financial leverage and products offered. The fair value of stock options granted with both service and market vesting conditions is estimated using a Monte Carlo simulation model. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered. Forfeitures are recognized as incurred.

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

Recent Accounting Pronouncements

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which clarifies some of its guidance around reference rate reform activities as global market participants undertake efforts to transition from using or referencing the London Interbank Offered Rate (LIBOR) and other interbank offered rates to using or referencing alternative reference rates. The amendments in this ASU if elected by an entity, are effective immediately. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. The Company does not expect the revised standard to have an impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 are effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. The standard became effective for the Company beginning March 29, 2020, the first day of its fiscal 2021 year. The revised standard did not have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of March 27, 2021, we had a zero balance drawn under our revolving credit facility and $111.5 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance as of March 27, 2021 would be approximately $1.1 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of March 27, 2021 and March 28, 2020, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 27, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 27, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 27, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 27, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 13, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s inventories consist primarily of purchased merchandise and are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method (which approximates the first-in, first-out method) and includes the cost of merchandise and import related costs, including freight, duty and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. This adjustment calculation requires the Company to make assumptions and estimates, which are based on factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate.

Given the judgments made by management to estimate the net realizable value of inventory, such as estimating foreseeable demand, auditing the adjustment to inventory for obsolescence involved a higher degree of auditor judgment and the involvement of more senior members of the engagement team in executing, supervising, and reviewing the results of the procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventories included the following, among others:

●	We tested the effectiveness of controls over the inventory valuation reserve process, including controls over the inputs, such as the historical rate at which merchandise has sold below cost during the average selling cycle and the value of merchandise currently priced below original cost, that are used in management’s estimate.

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing its estimate of the inventory valuation reserve.

●	We evaluated the appropriateness, completeness, and accuracy of the specific inputs supporting management’s estimate, including the age of on-hand inventory levels, historic inventory trends, and projected future demand.

●	We tested the mathematical accuracy of the Company’s inventory valuation reserve calculation.

●	We performed a review of the reserve rate used in the prior year inventory reserve calculation to current year sales of aged inventory in order to evaluate management’s ability to accurately estimate the inventory valuation reserve.

/s/ Deloitte & Touche LLP

Costa Mesa, California

May 13, 2021

We have served as the Company's auditor since 2012.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 27,	March 28,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$73,148	$69,563
Accounts receivable, net	12,771	12,087
Inventories	275,760	288,717
Prepaid expenses and other current assets	12,777	14,284
Total current assets	374,456	384,651
Property and equipment, net	110,444	109,603
Right-of-use assets, net	186,827	170,243
Goodwill	197,502	197,502
Intangible assets, net	60,885	60,974
Other assets	3,467	1,738
Total assets	$933,581	$924,711
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$129,900
Accounts payable	104,641	95,334
Accrued expenses and other current liabilities	77,615	52,612
Short-term lease liabilities	39,400	34,779
Total current liabilities	221,656	312,625
Deferred taxes	21,993	19,801
Long-term portion of notes payable, net	109,781	109,022
Long-term lease liabilities	181,836	160,935
Other liabilities	3,424	635
Total liabilities	538,690	603,018

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; March 27, 2021 - 100,000 shares authorized, 29,348 shares issued; March 28, 2020 - 100,000 shares authorized, 28,880 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	183,815	169,249
Retained earnings	213,027	153,641
Less: Common stock held in treasury, at cost, 96 and 71 shares at March 27, 2021 and March 28, 2020, respectively	(1,954)	(1,200)
Total stockholders’ equity	394,891	321,693
Total liabilities and stockholders’ equity	$933,581	$924,711

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 27,	March 28,	March 30,
	2021	2020	2019

Net sales	$893,491	$845,575	$776,854
Cost of goods sold	598,612	569,084	525,420
Gross profit	294,879	276,491	251,434
Selling, general and administrative expenses	208,553	202,823	187,112
Income from operations	86,326	73,668	64,322
Interest expense	9,442	13,310	16,331
Other income/(loss), net	366	(45)	5
Income before income taxes	77,250	60,313	47,996
Income tax expense	17,864	12,364	8,974
Net income	$59,386	$47,949	$39,022

Earnings per share:
Basic shares	$2.05	$1.68	$1.39
Diluted shares	$2.01	$1.64	$1.35
Weighted average shares outstanding:
Basic shares	28,930	28,583	28,092
Diluted shares	29,477	29,220	28,813

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 31, 2018	27,331	$3	$148,127	$66,670	(31)	$(194)	$214,606
Net income	—	—	—	39,022	—	—	39,022
Issuance of common stock related to stock-based compensation	1,068	—	8,137	—	—	—	8,137
Tax withholding for net share settlement	—	—	—	—	(20)	(474)	(474)
Stock-based compensation expense	—	—	2,873	—	—	—	2,873
Balance at March 30, 2019	28,399	$3	$159,137	$105,692	(51)	$(668)	$264,164
Net income	—	—	—	47,949	—	—	47,949
Issuance of common stock related to stock-based compensation	481	—	5,204	—	—	—	5,204
Tax withholding for net share settlement	—	—	—	—	(20)	(532)	(532)
Stock-based compensation expense	—	—	4,908	—	—	—	4,908
Balance at March 28, 2020	28,880	$3	$169,249	$153,641	(71)	$(1,200)	$321,693
Net income	—	—	—	59,386	—	—	59,386
Issuance of common stock related to stock-based compensation	468	—	7,408	—	—	—	7,408
Tax withholding for net share settlement	—	—	—	—	(25)	(754)	(754)
Stock-based compensation expense	—	—	7,158	—	—	—	7,158
Balance at March 27, 2021	29,348	$3	$183,815	$213,027	(96)	$(1,954)	$394,891

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	March 27,	March 28,	March 30,
	2021	2020	2019

Cash flows from operating activities
Net income	$59,386	$47,949	$39,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,059	21,211	18,256
Stock-based compensation	7,158	4,908	2,873
Amortization of intangible assets	89	172	646
Amortization of right-of-use assets	34,231	31,091	—
Amortization of debt issuance fees and debt discount	884	946	1,235
Loss on disposal of property and equipment	87	417	23
Gain/(loss) on adjustment of right-of-use assets and lease liabilities	295	(186)	—
Damaged asset write-off	—	—	312
Store impairment charges	384	191	455
Accretion of above market leases	—	—	(28)
Deferred taxes	2,192	2,599	4,172
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	8,050	5,721	(3,706)
Inventories	12,957	(45,622)	(27,702)
Prepaid expenses and other current assets	1,382	(2,351)	4,179
Other assets	(1,729)	(548)	(254)
Accounts payable	12,360	(13,810)	14,191
Accrued expenses and other current liabilities	25,003	6,310	6,882
Other liabilities	2,789	(3,611)	2,704
Operating leases	(33,655)	(30,070)	—
Net cash provided by operating activities	$155,922	$25,317	$63,260
Cash flows from investing activities
Purchases of property and equipment	(28,424)	(37,195)	(27,525)
Insurance recoveries for property and equipment	—	717	184
Acquisition of business, net of cash acquired	—	(3,688)	(4,424)
Net cash used in investing activities	$(28,424)	$(40,166)	$(31,765)
Cash flows from financing activities
(Payments)/borrowings on line of credit - net	(129,900)	129,900	(21,006)
Repayments on debt and finance lease obligations	(667)	(65,553)	(10,554)
Debt issuance fees paid	—	(1,221)	—
Tax withholding payments for net share settlement	(754)	(532)	(474)
Proceeds from the exercise of stock options	7,408	5,204	8,137
Net cash (used in)/provided by financing activities	$(123,913)	$67,798	$(23,897)
Net increase in cash and cash equivalents	3,585	52,949	7,598
Cash and cash equivalents, beginning of period	69,563	16,614	9,016
Cash and cash equivalents, end of period	$73,148	$69,563	$16,614

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,458	$13,391	$649
Cash paid for interest	$8,795	$11,958	$14,947
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,642	$6,066	$1,877
Equipment acquired through capital lease	$—	$—	$171

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 29,251,626 and 28,809,620 outstanding shares of common stock as of March 27, 2021 and March 28, 2020, respectively. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 273 stores in 36 states as of March 27, 2021, 259 stores in 35 states as of March 28, 2020 and 240 stores in 33 states as of March 30, 2019. As of the fiscal year ending March 27, 2021, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. Since first being reported, COVID-19 spread to numerous countries around the world, including the U.S., resulting in the World Health Organization declaring the outbreak a global pandemic on March 11, 2020. COVID-19 has had and will continue to have a significant impact on economic conditions and consumer confidence. There remains significant uncertainty around the duration and impact of the COVID-19 pandemic on the U.S. economy and consumer confidence. These and other effects make it more challenging for us to estimate the future performance of our business, particularly over the near-to-medium term.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), include the accounts of the Company and each of its subsidiaries, including Boot Barn Holdings, Inc., Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers, Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc. “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States.

Fiscal Year

The Company reports its results of operations and cash flows on a 52- or 53-week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The years ended March 27, 2021 (“fiscal 2021”), March 28, 2020 (“fiscal 2020”) and March 30, 2019 (“fiscal 2019”) each consisted of 52 weeks.

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. The Company’s retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, the Company’s retail stores and e-commerce websites are aggregated into one reporting segment in accordance with guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). Further, the Company’s operations represent two reporting units, retail stores and e-commerce, for the purpose of its goodwill impairment analysis.

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

Accounts Receivable

The Company’s accounts receivable consists of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co-operative arrangements. The Company’s allowance for doubtful accounts was $0.3 million and $0.1 million in fiscal 2021 and fiscal 2020, respectively.

Inventories

Inventory consists primarily of purchased merchandise and is valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method (which approximates the first-in, first-out method) and includes the cost of merchandise and import related costs, including freight, duty and agent commissions. The Company assesses the recoverability of inventory through a periodic review of historical usage and present demand. When the inventory on hand exceeds the foreseeable demand, the value of inventory that, at the time of the review, is not expected to be sold is written down to its estimated net realizable value.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is tested for impairment at least annually as of the first day of the fourth fiscal quarter or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350, Goodwill and Other. This guidance provides the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments, as well as the Company’s reporting units. As previously stated above, the Company’s operations represent two reporting units, retail stores and e-commerce, for the purpose of its goodwill impairment analysis.

If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to compare the fair value of the reporting unit with its carrying amount. We evaluate the fair value of the reporting unit by using market-based analysis to review market capitalization and by reviewing a discounted cash flow analysis using management’s assumptions. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we recognize an impairment loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit. The Company concluded that there was no impairment of goodwill during fiscal 2021, 2020, or 2019.

Intangible assets with indefinite lives, which include the Boot Barn, Sheplers and Country Outfitter trademarks, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value, an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2021, 2020, or 2019.

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

Long-Lived Assets

Long-lived assets consist of property and equipment and definite-lived intangible assets. The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements. During fiscal 2021, the Company recorded asset impairment charges of $0.7 million related to its stores. These long-lived asset impairment charges relate to right-of-use assets and property, plant and equipment associated with the Company’s stores. During fiscal 2020, the Company recorded an asset impairment charge of $0.2 million related to one of its stores. During fiscal 2019, the Company recorded asset impairment charges of less than $0.5 million related to three of its stores. The fair values of these locations were calculated based on the projected discounted cash flows at a similar rate that would be used by market participants in valuing these assets or prices of similar assets.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $2.8 million, $1.6 million, and $1.8 million as of fiscal 2021, 2020, and 2019, respectively and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company accounts for the asset and liability separately on a gross basis. The following table provides a reconciliation of the activity related to the Company’s sales returns reserve:

Sales Returns Reserve	Fiscal Year Ended
	March 27,	March 28,	March 30,
(In thousands)	2021	2020	2019
Beginning balance	$1,648	$1,761	$1,587
Provisions	28,751	43,664	39,026
Sales returns	(27,609)	(43,777)	(38,852)
Ending balance	$2,790	$1,648	$1,761

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $2.5 million, $2.1 million, and $1.9 million as of March 27, 2021, March 28, 2020, and March 30, 2019, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	March 27,	March 28,	March 30,
(In thousands)	2021	2020	2019
Beginning balance	$2,076	$1,936	$1,705
Current year provisions	6,934	6,468	5,433
Current year award redemptions	(6,525)	(6,328)	(5,202)
Ending balance	$2,485	$2,076	$1,936

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

Gift Card Program	Fiscal Year Ended
	March 27,	March 28,	March 30,
(In thousands)	2021	2020	2019
Beginning balance	$10,118	$8,796	$7,857
Current year issuances	18,905	16,745	14,112
Current year redemptions	(16,614)	(14,874)	(12,341)
Current year breakage	(840)	(549)	(832)
Ending balance	$11,569	$10,118	$8,796

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Fiscal Year Ended
% of Net Sales	March 27, 2021	March 28, 2020	March 30, 2019
Footwear	53%	51%	52%
Apparel	32%	34%	34%
Hats, accessories and other	15%	15%	14%
Total	100%	100%	100%

The Company also disaggregates net sales between stores and e-commerce:

	Fiscal Year Ended
% of Net Sales	March 27, 2021	March 28, 2020	March 30, 2019
Stores	81%	84%	83%
E-commerce	19%	16%	17%
Total	100%	100%	100%

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

Advertising Costs

Certain advertising costs, including pay-per-click, direct mail, television and radio promotions, event sponsorship, in-store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $0.8 million and $0.2 million as of March 27, 2021 and March 28, 2020, respectively. All other advertising costs are expensed as incurred. The Company recognized $24.1 million, $28.0 million, and $27.7 million in advertising costs during fiscal 2021, 2020, and 2019, respectively.

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

Subsequent to the adoption of ASC 842 on March 31, 2019, the first day of fiscal 2020, operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. As a result of the adoption of the new accounting standard, the Company elected transition-related practical expedients as accounting policies which allowed it to not reassess, as of the adoption date, (1) whether any expired or existing contracts are or contain leases, (2) the classification of any expired or existing leases, and (3) if previously capitalized initial direct costs qualify for capitalization under ASC 842. The Company elected the practical expedient option to not separate lease and non-lease components for all of its leases, and also elected the short-term lease recognition exemption that keeps leases with an initial term of 12 months or less excluded from balance sheet capitalization. This results in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Related operating and finance lease right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the consolidated statements of operations.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for the fiscal years ended March 27, 2021 or March 28, 2020.

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

●	Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities.
●	Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates, incremental borrowing rates and volatility, can be corroborated by readily observable market data.
●	Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. The Company’s Level 3 assets include certain acquired businesses and the evaluation of store impairment.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 8 “Revolving credit facilities and long-term debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no material financial assets or liabilities requiring fair value measurements as of March 27, 2021 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 33% of net sales in fiscal 2021, 36% of net sales in fiscal 2020, and approximately 39% of net sales in fiscal 2019.

Recent Accounting Pronouncements

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which clarifies some of its guidance around reference rate reform activities as global market participants undertake efforts to transition from using or referencing the London Interbank Offered Rate (LIBOR) and other interbank offered rates to using or referencing alternative reference rates. The amendments in this ASU if elected by an entity, are effective immediately. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. The Company does not expect the revised standard to have an impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. The standard became effective for the Company beginning March 29, 2020, the first day of its fiscal 2021 year. The revised standard did not have a material impact on the consolidated financial statements.

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

At June 30, 2018
(in thousands)
Assets acquired:
Inventory	$1,872
Property & equipment, net	42
Below-market lease	92
Goodwill	2,763
Total assets acquired	$4,769

Liabilities assumed:
Other liability - merchandise credits	$69
Above-market lease	276
Total liabilities assumed	345
Net Assets acquired	$4,424

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of March 30, 2019	$195,858
Goodwill as a result of the G.&L. Clothing Inc. Acquisition	1,644
Balance as of March 28, 2020	197,502
Activity	—
Balance as of March 27, 2021	$197,502

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 27,	March 28,
	2021	2020
Prepaid advertising	$831	$239
Prepaid insurance	1,292	1,033
Income tax receivable	—	5,172
Debt issuance costs	251	376
Prepaid merchandise	7,482	5,446
Other	2,921	2,018
Total prepaid expenses and other current assets	$12,777	$14,284

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 27,	March 28,
	2021	2020
Land	$—	$—
Buildings	—	—
Leasehold improvements	71,967	59,717
Machinery and equipment	31,404	31,767
Furniture and fixtures	76,785	69,143
Construction in progress	5,364	9,738
Vehicles	1,024	1,367
	186,544	171,732
Less: Accumulated depreciation	(76,100)	(62,129)
Property and equipment, net	$110,444	$109,603

Depreciation expense was $24.1 million, $21.2 million, and $18.3 million for fiscal years 2021, 2020, and 2019, respectively. Beginning in fiscal 2021, as a result of the adoption of ASC 842, amortization related to assets under finance leases is included in cost of goods sold rather than depreciation expense (see Note 11 “Leases”). Additionally, as a result of the adoption of ASC 842, land and buildings that were previously classified as property and equipment, net, were reclassified to finance lease right-of-use assets beginning in fiscal 2020.

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	March 27, 2021
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

	(in thousands, except for weighted average useful life)
Customer lists	$345	$(137)	$208	5.0
Trademarks—definite lived	15	(15)	—	3.0
Total definite lived	360	(152)	208
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(152)	$60,885

	March 28, 2020
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

	(in thousands, except for weighted average useful life)
Customer lists	$345	$(54)	$291	5.0
Below-market leases	—	—	—	—
Trademarks—definite lived	15	(9)	6	3.0
Total definite lived	360	(63)	297
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(63)	$60,974

Amortization expense for intangible assets totaled $0.1 million, $0.2 million, and $0.6 million for fiscal 2021, 2020, and 2019, respectively, and is included in selling, general and administrative expenses.

As of March 27, 2021, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)
2022	$72
2023	62
2024	54
2025	20
2026	—
Thereafter	—
Total	$208

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 27,	March 28,
	2021	2020
Accrued compensation	$23,537	$12,858
Deferred revenue	14,422	11,112
Sales tax liability	10,713	6,465
Income taxes payable	3,075	—
Accrued occupancy expense	4,394	3,497
Accrued interest	133	284
Inventory reserve - returns	2,790	1,648
Sales reward redemption liability	2,485	2,076
Accrued property and equipment	2,530	4,347
Other	13,536	10,325
Total accrued expenses and other current liabilities	$77,615	$52,612

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. The amount outstanding under the June 2015 Wells Fargo Revolver as of March 27, 2021 and March 28, 2020 was zero and $129.9 million, respectively. Total interest expense incurred in the fiscal year ended March 27, 2021 on the June 2015 Wells Fargo Revolver was $1.5 million, and the weighted average interest rate for the fiscal year ended March 27, 2021 was 1.6%. Total interest expense incurred in the fiscal year ended March 28, 2020 on the June 2015 Wells Fargo Revolver was $3.1 million, and the weighted average interest rate for the fiscal year ended March 28, 2020 was 3.3%. Total interest expense incurred in the fiscal year ended March 30, 2019 on the June 2015 Wells Fargo Revolver was $1.8 million, and the weighted average interest rate for the fiscal year ended March 30, 2019 was 3.4%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the Company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Subsequent to March 27, 2021, on April 26, 2021, the Company made a $41.5 million voluntary prepayment on the term loan facility, reducing the outstanding principal balance to $70.0 million. Total interest expense incurred in the fiscal year ended March 27, 2021 on the 2015 Golub Term Loan was $6.3 million, and the weighted average interest rate for the fiscal year ended March 27, 2021 was 5.7%. Total interest expense incurred in the fiscal year ended March 28, 2020 on the 2015 Golub Term Loan was $8.5 million, and the weighted average interest rate for the fiscal year ended March 28, 2020 was 6.8%. Total interest expense incurred in the fiscal year ended March 30, 2019 on the 2015 Golub Term Loan was $12.5 million, and the weighted average interest rate for the fiscal year ended March 30, 2019 was 7.0%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the June 2015 Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio (as defined in the 2015 Golub Term Loan) requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 27, 2021, the fair value of these embedded derivatives was estimated and was not significant.

As of March 27, 2021, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment and 2019 Wells Amendment and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.3 million and $0.4 million as of March 27, 2021 and March 28, 2020, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $7.1 million were incurred under the 2015 Golub Term Loan, 2017 Golub Amendment and 2019 Golub Amendment and are included as a reduction of the non-current note payable on the consolidated balance sheets. Total unamortized debt issuance costs and debt discount were $1.7 million and $2.5 million as of March 27, 2021 and March 28, 2020, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	March 27,	March 28,
(in thousands)	2021	2020
Term Loan	$111,500	$111,500
Unamortized value of the debt issuance costs and debt discount	(1,719)	(2,478)
Net carrying value	$109,781	$109,022

Total amortization expense of $0.9 million, $0.9 million and $1.2 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the fiscal years ended March 27, 2021, March 28, 2020 and March 30, 2019.

Aggregate contractual maturities

Aggregate contractual maturities for the Company’s long-term debt as of March 27, 2021 are as follows:

Fiscal Year	(in thousands)
2022	$—
2023	—
2024	111,500
2025	—
2026	—
Total	$111,500

9. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of March 27, 2021, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. As of March 27, 2021, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan and as determined by the Compensation Committee of our board of directors. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units granted under the 2014 Plan vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock. As of March 27, 2021 no awards had been granted under the 2020 Plan.

Stock Options

On May 20, 2019, the Company granted its Chief Executive Officer ("CEO") an option to purchase 227,273 shares of common stock under the 2014 Plan. This option contains both service and market vesting conditions. Vesting of this option is contingent upon the market price of the Company's common stock achieving three stated price targets for 30 consecutive trading days through the fourth anniversary of the date of grant. If the first market price target is met, 33% of the option granted will cliff vest on the fourth anniversary of the date of grant, with an additional 33% of the option vesting if the second market price target is met, and the last 34% of the option vesting if the final market price target is met. During fiscal 2020, the first market price target was met, and as such, 33% of the option or 75,000 shares will cliff vest on the fourth anniversary of the date of grant, subject to the applicable service conditions. During fiscal 2021, the second and third market price targets were met, and as such, the final 67% of the option or 152,273 shares will cliff vest on the fourth anniversary of the date of grant, subject to the applicable service conditions. The total grant date fair value of this option was $2.0 million, with a grant date fair value of $8.80 per share. The Company is recognizing the expense relating to this stock option on a straight-line basis over the four-year service period. The exercise price of this award is $28.63 per share. The fair value of the option was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of May 20, 2019, the date of grant:

Stock price	$28.63
Exercise price	$28.63
Expected option term	7.0	years
Expected volatility	35.3%
Risk-free interest rate	2.3%
Expected annual dividend yield	0%

During fiscal 2021, the Company granted certain members of management options to purchase a total of 287,373 shares under the 2014 Plan. The total grant date fair value of stock options granted during fiscal 2021 was $3.1 million, with grant date fair values of $10.40 to $12.71 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards ranges from $20.94 to $24.08 per share.

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

Stock option awards with service vesting conditions are measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock price over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield, if any. The Company issues shares of common stock when options are exercised.

The fair values of stock options granted in fiscal 2021, 2020, and 2019 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	March 27,				March 28,				March 30,
	2021				2020				2019
Expected option term(1)			6.3	years	6.3	-	7.0	years			5.3	years
Expected volatility factor(2)	57.0%	-	58.4%		35.3%	-	38.1%		36.1%	-	37.7%
Risk-free interest rate(3)	0.3%	-	0.4%		0.5%	-	2.3%		2.2%	-	2.8%
Expected annual dividend yield			0%				0%				0%

(1)	The Company has limited historical information regarding the expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s stock and its competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The following table summarizes the stock award activity for the fiscal year ended March 27, 2021:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 28, 2020	1,221,223	$19.96
Granted	287,373	$22.50
Exercised	(387,950)	$19.09		$12,771
Cancelled, forfeited or expired	(8,727)	$17.91
Outstanding at March 27, 2021	1,111,919	$20.94	6.7	$47,102
Vested and expected to vest after March 27, 2021	1,111,919	$20.94	6.7	$47,102
Exercisable at March 27, 2021	158,990	$17.16	4.3	$7,335

A summary of the status of non-vested stock options as of March 27, 2021 and changes during fiscal 2021 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 28, 2020	931,257	$6.90
Granted	287,373	$10.92
Vested	(258,207)	$6.01
Nonvested shares forfeited	(7,494)	$7.39
Nonvested at March 27, 2021	952,929	$8.36

Restricted Stock Units

During fiscal 2021, the Company granted 175,527 restricted stock units to various directors and employees under the 2014 Plan. The shares granted vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2021 totaled $3.7 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

The grant date fair value of the performance share units granted during fiscal 2021 was initially measured using the Company's closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, stock compensation expense would be reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

During fiscal 2021 and fiscal 2019, the Company did not grant any performance share units.

Stock-Based Compensation Expense

Stock-based compensation expense was $7.2 million, $4.9 million, and $2.9 million for fiscal 2021, 2020, and 2019, respectively. Stock-based compensation expense of $1.2 million, $0.9 million, and $0.4 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2021, 2020, and 2019, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of March 27, 2021, there was $4.5 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.25 years. As of March 27, 2021, there was $3.7 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.44 years. As of March 27, 2021, there was $0.6 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 1.15 years.

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

On May 8, 2019, Sheplers, Inc., a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of March 27, 2021.

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

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease ROU assets is performed on a straight-line basis and recorded as part of rent expense in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the consolidated statements of operations. ROU assets are tested for impairment in the same manner as long-lived assets. During fiscal 2021, the Company recorded ROU asset impairment charges of $0.3 million related to its stores. During both fiscal 2020 and 2019, the Company did not record any ROU asset impairment charges related to its stores.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. In fiscal 2021, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements related to the COVID-19 pandemic. The Company elected to not account for these rent concessions as lease modifications. As such, approximately $4.4 million of short-term rent deferrals agreed upon with the Company’s landlords has been included in the accounts payable financial statement line item as of March 27, 2021. The recognition of rent concessions did not have a material impact on the Company’s consolidated financial statements as of March 27, 2021.

ROU assets and lease liabilities as of March 27, 2021 consist of the following:

	Balance Sheet Classification	March 27, 2021 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$8,036
Operating lease assets	Right-of-use assets, net	178,791
Total lease assets		$186,827

Liabilities
Current
Finance	Short-term lease liabilities	$1,164
Operating	Short-term lease liabilities	38,236
Total short-term lease liabilities		$39,400

Non-Current
Finance	Long-term lease liabilities	$13,507
Operating	Long-term lease liabilities	168,329
Total long-term lease liabilities		$181,836
Total lease liabilities		$221,236

Total lease costs for the fiscal year ended March 27, 2021 were:

		Fiscal Year Ended
(in thousands)	Statement of Operations Classification	March 27, 2021
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	$848
Interest on lease liabilities	Interest expense	795
Total finance lease cost		$1,643

Operating lease cost	Cost of goods sold	$43,820
Operating lease cost	Selling, general and administrative expenses	1,102
Short-term lease cost	Selling, general and administrative expenses	2,085
Variable lease cost	Selling, general and administrative expenses	2,192
Sublease income	Cost of goods sold	(572)
Total lease cost		$50,270

The following table summarizes future lease payments as of March 27, 2021:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2022	$48,559	$1,550
2023	43,682	1,484
2024	37,871	1,447
2025	32,404	1,396
2026	26,456	1,410
Thereafter	58,649	13,988
Total	247,621	21,275
Less: Imputed interest	(41,056)	(6,604)
Present value of net lease payments	$206,565	$14,671

The following table includes supplemental lease information:

Fiscal Year Ended
Supplemental Cash Flow Information (dollars in thousands)	March 27, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$45,078
Operating cash flows from finance leases	2
Financing cash flows from finance leases	1,781
$46,861
Lease liabilities arising from new right-of-use assets
Operating leases	$64,669
Finance leases	$2,733

Weighted average remaining lease term (in years)
Operating leases	6.3
Finance leases	14.1

Weighted average discount rate
Operating leases	5.6%
Finance leases	12.1%

12. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides a matching contribution for all employees that work a minimum of 1,000 hours per year. Contributions to the plan are based on certain criteria as defined in the agreement, governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $1.3 million, $1.3 million, and $0.9 million for fiscal 2021, 2020, and 2019, respectively.

13. Income Taxes

Income tax expense consisted of the following:

	Fiscal Year Ended
	March 27,	March 28,	March 30,
(in thousands)	2021	2020	2019
Current:
Federal	$12,761	$7,619	$2,728
State	2,912	2,150	2,057
Foreign	—	—	—
Total current	15,673	9,769	4,785
Deferred:
Federal	1,614	3,149	4,056
State	577	(554)	133
Foreign	—	—	—
Total deferred	2,191	2,595	4,189
Total income tax expense	$17,864	$12,364	$8,974

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	March 27,	March 28,	March 30,
	2021	2020	2019
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	4.1	3.6	3.9
Change in state rate	—	—	—
Federal rate change	—	—	—
Permanent items	0.1	0.2	0.3
Excess tax benefit of stock-based compensation	(3.5)	(3.5)	(7.6)
IRC Section 162(M)	1.9	0.9	0.6
Valuation allowance	—	(0.7)	(0.1)
Other	(0.4)	(1.0)	0.6
Effective tax rate	23.2%	20.5%	18.7%

Differences between the effective tax rate and the statutory rate relate primarily to excess tax benefits due to income tax accounting for share-based compensation, IRC Section 162(M) and state taxes.

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax liabilities as of March 27, 2021 and March 28, 2020 consisted of the following (in thousands):

	March 27	March 28,
	2021	2020
Deferred tax assets:
State taxes	$327	$266
Accrued liabilities	2,393	2,053
Award program liabilities	265	220
Deferred revenue	1,548	1,959
Inventory	4,319	3,783
Stock options	1,711	1,249
Net operating loss carryforward	748	826
Long-term lease liabilities	45,499	42,554
Other, net	1,516	1,267
Total deferred tax assets	58,326	54,177
Deferred tax liabilities:
Depreciation and amortization	(34,752)	(31,346)
Prepaid expenses	(401)	(313)
Right-of-use assets	(45,166)	(42,319)
Total deferred tax liabilities	(80,319)	(73,978)
Valuation allowance	—	—
Net deferred tax liabilities	$(21,993)	$(19,801)

As of March 27, 2021, the Company had net operating loss carryforwards for federal and state tax purposes of zero and $16.1 million, respectively. Net operating losses generated in years beginning prior to January 1, 2018 will begin to expire at various dates beginning in 2023.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is not necessary at March 27, 2021.

The Company applies ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At March 27, 2021 and March 28, 2020, no material amounts were recorded for any uncertain tax positions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 27, 2021 and March 28, 2020.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2016 through 2020 returns are subject to examination by the U.S. federal and various state tax authorities.

On March 27, 2020, the United States enacted the CARES Act which provides certain income tax benefits including the ability to carryback federal NOLs generated in 2018 through 2020 for an extended five-year period. It also increased the limitation for the deduction of interest expense from 30 percent to 50 percent of modified taxable income. The CARES Act also provides other economic benefits such as allowing employers to defer payment of the employer’s portion of payroll taxes for 2020 and a refundable employee retention credit of up to $5,000 per eligible employee wages. The CARES act did not have a material impact on the Company’s financial statements.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company is evaluating the impact of the Consolidated Appropriations Act on its consolidated financial statements and related disclosures.

14. Related Party Transactions

The Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to $0.4 million, $0.8 million, and $0.5 million in fiscal 2021, fiscal 2020, and fiscal 2019, respectively, and were recorded as property and equipment, net on the consolidated balance sheets. Certain members of the Company’s board of directors either currently serve on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

John Grijalva, the husband of Ms. Grijalva, Chief Merchandising Officer, works as an independent sales representative primarily for Dan Post Boot Company, Outback Trading Company, LTD and KS Marketing LLC. Mr. Grijalva conducts his business as an independent sales representative through a limited liability company of which he and Ms. Grijalva are members. We purchased merchandise from these suppliers in the aggregate approximate amounts of $13.8 million, $17.8 million, and $15.4 million in fiscal 2021, fiscal 2020, and fiscal 2019, respectively. Mr. Grijalva was paid commissions by the Company of approximately $1.0 million, $1.2 million, and $1.1 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, a portion of which were passed on to other sales representatives working for Mr. Grijalva.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2021, 2020, and 2019 are as follows:

	Fiscal Year Ended
	March 27,	March 28,	March 30,
(in thousands, except per share data)	2021	2020	2019
Net income	$59,386	$47,949	$39,022

Weighted average basic shares outstanding	28,930	28,583	28,092
Dilutive effect of options and restricted stock	547	637	721
Weighted average diluted shares outstanding	29,477	29,220	28,813

Basic earnings per share	$2.05	$1.68	$1.39
Diluted earnings per share	$2.01	$1.64	$1.35

Options to purchase approximately 322,078, 360,079, and 483,050 shares of common stock during the fiscal years ended March 27, 2021, March 28, 2020 and March 30, 2019 were outstanding, but were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

16. Quarterly Financial Information (Unaudited)

The tables below set forth selected quarterly financial data for each of the last two fiscal years.

	Fiscal 2021				Fiscal 2020
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except per share data)	quarter	quarter	quarter	quarter	quarter	quarter	quarter	quarter
Net sales	$258,872	$302,338	$184,515	$147,766	$188,628	$283,997	$187,183	$185,767
Gross profit	92,379	106,809	55,490	40,201	57,961	97,036	59,338	62,156
Income from operations	32,860	41,626	10,042	1,798	9,696	34,977	12,934	16,061
Net income/(loss)	24,552	29,566	5,758	(490)	5,729	24,819	7,680	9,721

Earnings/(loss) per share:
Basic shares	$0.84	$1.02	$0.20	$(0.02)	$0.20	$0.87	$0.27	$0.34
Diluted shares	$0.82	$1.00	$0.20	$(0.02)	$0.20	$0.85	$0.26	$0.33
Weighted average shares outstanding:
Basic shares	29,122	28,912	28,860	28,826	28,786	28,665	28,502	28,380
Diluted shares	30,033	29,581	29,223	28,826	29,310	29,367	29,161	29,025

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 27, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2021, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 27, 2021. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 27, 2021.

The effectiveness of our internal control over financial reporting as of March 27, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boot Barn Holdings, Inc. and subsidiaries (the “Company”) as of March 27, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 27, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 27, 2021, of the Company and our report dated May 13, 2021, expressed an unqualified opinion on those financial statements.

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

May 13, 2021

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2021 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended March 27, 2021, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

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

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
3.2.1(4)	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(3)	Form of Registration Rights Agreement, by and among Boot Barn Holdings, Inc. and the stockholders listed therein
4.3(14)	Description of Capital Stock
10.1†(5)	Amended and Restated Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.2†(3)	Form of Restricted Stock Award Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.3†(6)	Form of Restricted Stock Unit Issuance Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.4†(3)	Form of Restricted Stock Award Agreement, by and between Boot Barn Holdings, Inc. and Brenda Morris
10.5†(3)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and James G. Conroy
10.6†(3)	Boot Barn Holdings, Inc. 2011 Equity Incentive Plan
10.7†(3)	Boot Barn Holdings, Inc. 2007 Stock Incentive Plan
10.8†(17)	Boot Barn Holdings, Inc. 2020 Equity Incentive Plan
10.9†(17)	Boot Barn Holdings, Inc. Amended and Restated Cash Incentive Plan for Executives
10.10†(7)	Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy
10.11†(8)	Continued Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Paul Iacono
10.12†(2)	Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.13†(2)	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.14†(8)	Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Gregory V. Hackman
10.15†(8)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and Gregory V. Hackman
10.16†(9)	Boot Barn Holdings, Inc. Cash Incentive Plan for Executives
10.17(3)	NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc.
10.18+(3)	Carrier Agreement P720025535 01, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.19+(3)	Carrier Agreement P780025560 02, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.20 (3)	Form of Amended and Restated Indemnification Agreement
10.21+(10)

Credit Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., GCI Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

10.21.1+(12)

First Amendment to Credit Agreement and Collateral Agreement dated as of May 26, 2017, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Golub Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

10.21.2(13)

Second Amendment to Credit Agreement dated as of February 19, 2019, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Golub Capital Markets LLC, as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other Lenders named therein.

Exhibit Number	Description
10.21.3(15)

Third Amendment to Credit Agreement dated as of June 6, 2019, by and among Boot Barn Holdings, Inc.,

Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Golub Capital Markets LLC, as

Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and the other

Lenders named therein.

10.22(10)

Guaranty Agreement dated as of June 29, 2015, by and among Boot Barn, Inc. as Borrower, Boot Barn Holdings, Inc. and certain Subsidiaries of Boot Barn Holdings, Inc. as Guarantors, in favor of GCI Capital Markets LLC, as Administrative Agent.

10.23+(10)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc. and certain of its Subsidiaries as Grantors, in favor of GCI Capital Markets LLC, as Administrative Agent.

10.24(10)	Trademark Security Agreement dated as of June 29, 2015 by Sheplers, Inc., in favor of GCI Capital Markets LLC, as Administrative Agent.
10.25(10)	Trademark Security Agreement dated as of June 29, 2015 by Boot Barn, Inc., in favor of GCI Capital Markets LLC, as Administrative Agent.
10.26(10)

Credit Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.26.1(11)

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

10.26.2+(12)

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

10.26.3(15)

Amendment No. 3, dated as of June 6, 2019, to Credit Agreement by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.27(10)

Guaranty Agreement dated as of June 29, 2015 by and among Boot Barn, Inc. and Sheplers, Inc. as Borrowers, Boot Barn Holdings, Inc., Sheplers Holdings Corporation and certain of their Subsidiaries as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.28(10)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc. and certain of their Subsidiaries as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.29(10)	Trademark Security Agreement, dated as of June 29, 2015, by Sheplers, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.30(10)	Trademark Security Agreement, dated as of June 29, 2015, by Boot Barn, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.31(14)	Employment Agreement, effective on or around April 2, 2018, by and between Boot Barn, Inc. and John Hazen.
10.32(14)	Employment Agreement, effective on May 5, 2014, by and between Boot Barn, Inc. and Michael A. Love.
10.32.1(14)	Supplemental Employment Letter Agreement, effective on April 1, 2017, by and between Boot Barn, Inc. and Michael A. Love.
10.32.2(14)	Supplemental Employment Letter Agreement, effective on or around June 12, 2018, by and between Boot Barn, Inc. and Michael A. Love.

Exhibit Number	Description
10.33(16)	Notice and Consent to Temporary Salary Adjustment, dated as of April 7, 2020, between Boot Barn Holdings, Inc. and James G. Conroy.
10.34(16)	Notice and Consent to Temporary Salary Adjustment, dated as of April 7, 2020, between Boot Barn Holdings, Inc. and Laurie Grijalva.
10.35(16)	Form of Notice and Consent to Temporary Salary Adjustment, dated as of April 7, 2020, between Boot Barn Holdings, Inc. and each of Gregory V. Hackman, John Hazen and Michael A. Love.
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual

Report on Form 10-K for the fiscal year ended March 27, 2021 is formatted in iXBRL (Inline eXtensible

Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021, formatted in iXBRL in Exhibit 101.

†	Indicates management contract or compensation plan.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 3, 2015.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on December 9, 2014.
(3)	Incorporated by reference to our Registration Statement on Form S-1, File No. 333-199008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2016.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 4, 2015.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 8, 2015.
(8)	Incorporated by reference to our Current Report on Form 8-K filed on January 9, 2015.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2017.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2015.
(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 27, 2017.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on June 1, 2017.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2019.
(14)	Incorporated by reference to our Annual Report on Form 10-K filed on May 24, 2019.
(15)	Incorporated by reference to our Current Report on Form 8-K filed on June 6, 2019.
(16)	Incorporated by reference to our Current Report on Form 8-K filed on April 9, 2020.
(17)	Incorporated by reference to our Current Report on Form 8-K filed on September 1, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOT BARN HOLDINGS, INC.

Date: May 13, 2021	By:	/s/ James G. Conroy
		Name:	James G. Conroy
		Title:	President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Conroy	President, CEO and Director (Principal Executive Officer)	May 13, 2021
James G. Conroy

/s/ Gregory V. Hackman	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 13, 2021
Gregory V. Hackman

/s/ Greg Bettinelli	Director	May 13, 2021
Greg Bettinelli

/s/ Chris Bruzzo	Director	May 13, 2021
Chris Bruzzo

/s/ Gene Eddie Burt	Director	May 13, 2021
Gene Eddie Burt

/s/ Lisa G. Laube	Director	May 13, 2021
Lisa G. Laube

/s/ Brenda I. Morris	Director	May 13, 2021
Brenda I. Morris

/s/ Anne MacDonald	Director	May 13, 2021
Anne MacDonald

/s/ Peter Starrett	Director	May 13, 2021
Peter Starrett

/s/ Bradley M. Weston	Director	May 13, 2021
Bradley M. Weston