Form 10-Q
period 2021-06-26
Boot Barn Holdings, Inc.
filed 2021-08-05
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2021

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

As of August 3, 2021, the registrant had 29,530,531 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen Weeks Ended June 26, 2021

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 26,	March 27,
	2021	2021

Assets
Current assets:
Cash and cash equivalents	$49,640	$73,148
Accounts receivable, net	10,000	12,771
Inventories	296,762	275,760
Prepaid expenses and other current assets	20,055	12,777
Total current assets	376,457	374,456
Property and equipment, net	114,573	110,444
Right-of-use assets, net	197,172	186,827
Goodwill	197,502	197,502
Intangible assets, net	60,867	60,885
Other assets	3,924	3,467
Total assets	$950,495	$933,581
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$110,876	$104,641
Accrued expenses and other current liabilities	96,686	77,615
Short-term lease liabilities	41,266	39,400
Total current liabilities	248,828	221,656
Deferred taxes	16,102	21,993
Long-term portion of notes payable, net	49,314	109,781
Long-term lease liabilities	192,382	181,836
Other liabilities	3,992	3,424
Total liabilities	510,618	538,690

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; June 26, 2021 - 100,000 shares authorized, 29,661 shares issued; March 27, 2021 - 100,000 shares authorized, 29,348 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	190,632	183,815
Retained earnings	253,672	213,027
Less: Common stock held in treasury, at cost, 130 and 96 shares at June 26, 2021 and March 27, 2021, respectively	(4,430)	(1,954)
Total stockholders’ equity	439,877	394,891
Total liabilities and stockholders’ equity	$950,495	$933,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	June 26,	June 27,
	2021	2020

Net sales	$306,327	$147,766
Cost of goods sold	189,900	107,565
Gross profit	116,427	40,201
Selling, general and administrative expenses	62,784	38,403
Income from operations	53,643	1,798
Interest expense	2,563	2,641
Other income, net	104	64
Income/(loss) before income taxes	51,184	(779)
Income tax expense/(benefit)	10,539	(289)
Net income/(loss)	$40,645	$(490)

Earnings/(loss) per share:
Basic shares	$1.38	$(0.02)
Diluted shares	$1.35	$(0.02)
Weighted average shares outstanding:
Basic shares	29,361	28,826
Diluted shares	30,213	28,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 27, 2021	29,348	$3	$183,815	$213,027	(96)	$(1,954)	$394,891
Net income	—	—	—	40,645	—	—	40,645
Issuance of common stock related to stock-based compensation	313	—	3,616	—	—	—	3,616
Tax withholding for net share settlement	—	—	—	—	(34)	(2,476)	(2,476)
Stock-based compensation expense	—	—	3,201	—	—	—	3,201
Balance at June 26, 2021	29,661	$3	$190,632	$253,672	(130)	$(4,430)	$439,877

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2020	28,880	$3	$169,249	$153,641	(71)	$(1,200)	$321,693
Net loss	—	—	—	(490)	—	—	(490)
Issuance of common stock related to stock-based compensation	65	—	4	—	—	—	4
Tax withholding for net share settlement	—	—	—	—	(20)	(485)	(485)
Stock-based compensation expense	—	—	1,824	—	—	—	1,824
Balance at June 27, 2020	28,945	$3	$171,077	$153,151	(91)	$(1,685)	$322,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 26,	June 27,
	2021	2020

Cash flows from operating activities
Net income/(loss)	$40,645	$(490)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,152	5,688
Stock-based compensation	3,201	1,824
Amortization of intangible assets	18	22
Amortization of right-of-use assets	9,221	8,277
Amortization and write-off of debt issuance fees and debt discount	1,064	221
Gain on disposal of assets	(4)	(4)
Gain on adjustment of right-of-use assets and lease liabilities	(33)	—
Deferred taxes	(5,891)	344
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	4,912	1,872
Inventories	(21,002)	27,171
Prepaid expenses and other current assets	(7,309)	778
Other assets	(457)	(389)
Accounts payable	5,252	(11,096)
Accrued expenses and other current liabilities	19,071	(3,306)
Other liabilities	568	409
Operating leases	(9,080)	(8,188)
Net cash provided by operating activities	$46,328	$23,133
Cash flows from investing activities
Purchases of property and equipment	$(9,294)	$(8,944)
Net cash used in investing activities	$(9,294)	$(8,944)
Cash flows from financing activities
Repayments on debt and finance lease obligations	$(61,682)	$(148)
Tax withholding payments for net share settlement	(2,476)	(485)
Proceeds from the exercise of stock options	3,616	4
Net cash used in financing activities	$(60,542)	$(629)
Net (decrease)/increase in cash and cash equivalents	(23,508)	13,560
Cash and cash equivalents, beginning of period	73,148	69,563
Cash and cash equivalents, end of period	$49,640	$83,123

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$10
Cash paid for interest	$1,496	$2,696
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$4,130	$2,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company, Recent Developments and Basis of Presentation

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 29,660,816 issued and 29,530,531 outstanding shares of common stock as of June 26, 2021. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 276 stores in 36 states as of June 26, 2021 and 273 stores in 36 states as of March 27, 2021. As of June 26, 2021, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

Recent Developments

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. Since first being reported, COVID-19 spread to numerous countries around the world, including the U.S., resulting in the World Health Organization declaring the outbreak a global pandemic on March 11, 2020. COVID-19 has had and may continue to have a significant impact on economic conditions and consumer confidence. There remains uncertainty around the duration and impact of the COVID-19 pandemic on the U.S. economy and consumer confidence. These and other effects make it more challenging for us to estimate the future performance of our business, particularly over the near-to-medium term.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen weeks ended June 26, 2021 and June 27, 2020 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending March 26, 2022.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the fiscal year ending on March 26, 2022 (“fiscal 2022”) and the fiscal year ended on March 27, 2021 (“fiscal 2021”) consist of 52 weeks.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 13, 2021. Presented below in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

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

Inventories

Inventory consists primarily of purchased merchandise and is valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method (which approximates the first-in, first-out method) and includes the cost of merchandise and import-related costs, including freight, duty and agent commissions. The Company assesses the recoverability of inventory through a periodic review of historical usage and present demand. When the inventory on hand exceeds the foreseeable demand, the value of inventory that, at the time of the review, is not expected to be sold at or above cost is written down to its estimated net realizable value.

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

●	Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities.

●	Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates, incremental borrowing rates, and volatility, can be corroborated by readily observable market data.

●	Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. The Company’s Level 3 assets include certain acquired businesses and the evaluation of store impairment.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 4, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of June 26, 2021.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $2.9 million as of June 26, 2021 and $1.8 million as of June 27, 2020. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	June 26, 2021	June 27, 2020
Beginning balance as of March 27, 2021 and March 28, 2020, respectively	$2,485	$2,076
Year-to-date provisions	2,890	341
Year-to-date award redemptions	(2,515)	(659)
Ending balance	$2,860	$1,758

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

Gift Card Program
(in thousands)	June 26, 2021	June 27, 2020
Beginning balance as of March 27, 2021 and March 28, 2020, respectively	$11,569	$10,118
Year-to-date issued	4,340	2,091
Year-to-date redemptions	(4,284)	(2,007)
Ending balance	$11,625	$10,202

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended
% of Net Sales	June 26, 2021	June 27, 2020
Footwear	51%	59%
Apparel	32%	28%
Hats, accessories and other	17%	13%
Total	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended
% of Net Sales	June 26, 2021	June 27, 2020
Stores	87%	75%
E-commerce	13%	25%
Total	100%	100%

3. Intangible Assets, Net and Goodwill

Net intangible assets as of June 26, 2021 and March 27, 2021 consisted of the following (in thousands, except for weighted average useful life):

	June 26, 2021
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$345	$(155)	$190	5.0
Trademarks—definite lived	15	(15)	—	3.0
Total definite lived	360	(170)	190
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(170)	$60,867

	March 27, 2021
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$345	$(137)	$208	5.0
Trademarks-definite lived	15	(15)	—	3.0
Total definite lived	360	(152)	208
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(152)	$60,885

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen weeks ended June 26, 2021 and June 27, 2020, and is included in selling, general and administrative expenses.

As of June 26, 2021, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2022	$54
2023	62
2024	54
2025	20
2026	-
Thereafter	-
Total	$190

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both June 26, 2021 and March 27, 2021. As of June 26, 2021, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances. During both the thirteen weeks ended June 26, 2021 and June 27, 2020, the Company did not record any long-lived asset impairment charges.

4. Revolving Credit Facilities and Long-Term Debt

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. Subsequent to June 26, 2021, the Company entered in an amendment, increasing the aggregate revolving credit facility to $180.0 million. The amount outstanding under the June 2015 Wells Fargo Revolver as of both June 26, 2021 and March 27, 2021 was zero. Total interest expense incurred in the thirteen weeks ended June 26, 2021 on the June 2015 Wells Fargo Revolver was $0.1 million. Total interest expense incurred in the thirteen weeks ended June 27, 2020 on the June 2015 Wells Fargo Revolver was $0.6 million, and the weighted average interest rate for the thirteen weeks ended June 27, 2020 was 1.7%.

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

Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the Company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. During the thirteen weeks ended June 26, 2021, the Company made voluntary prepayments on the term loan facility totaling $61.5 million, reducing the outstanding principal balance to $50.0 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen weeks ended June 26, 2021 on the 2015 Golub Term Loan was $1.2 million and the weighted average interest rate for the thirteen weeks ended June 26, 2021 was 5.5%. Total interest expense incurred in the thirteen weeks ended June 27, 2020 on the 2015 Golub Term Loan was $1.6 million and the weighted average interest rate for the thirteen weeks ended June 27, 2020 was 5.8%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 26, 2021, the fair value of these embedded derivatives was estimated and was not significant. As of June 26, 2021, the Company was in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment and 2019 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.2 million and $0.3 million as of June 26, 2021 and March 27, 2021, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $7.1 million were incurred under the 2015 Golub Term Loan, 2017 Golub Amendment and 2019 Golub Amendment and are included as a reduction of the current and non-current notes payable on the condensed consolidated balance sheets. During the thirteen weeks ended June 26, 2021, the Company made voluntary prepayments on the term loan facility totaling $61.5 million, reducing the outstanding principal balance to $50.0 million. As a result of these prepayments, $0.9 million of debt issuance costs and debt discount associated with the 2015 Golub Term Loan were written off to interest expense. Total unamortized debt issuance costs and debt discount were $0.7 million and $1.7 million as of June 26, 2021 and March 27, 2021, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	June 26,	March 27,
(in thousands)	2021	2021
Term Loan	$50,000	$111,500
Unamortized value of the debt issuance costs and debt discount	(686)	(1,719)
Net carrying value	$49,314	$109,781

Total amortization expense of $0.2 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan are included as components of interest expense in both the thirteen weeks ended June 26, 2021 and June 27, 2020. Interest expense in the thirteen weeks ended June 26, 2021 also includes the write-off of $0.9 million of debt issuance costs and debt discount associated with the 2015 Golub Term Loan.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of June 26, 2021 are as follows:

Fiscal Year	(in thousands)
2022	$—
2023	—
2024	50,000
2025	—
2026	—
Total	$50,000

5. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of June 26, 2021, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of June 26, 2021, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed in Note 9, “Stock-Based Compensation”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 13, 2021.

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock. As of June 26, 2021, all awards granted by the Company under the 2020 Plan to date have been restricted stock units or performance share units. Restricted stock units vest over service periods of one or four years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

Non-Qualified Stock Options

During the thirteen weeks ended June 26, 2021, the Company did not grant options to purchase shares.

During the thirteen weeks ended June 27, 2020, the Company granted certain members of management options to purchase a total of 264,535 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirteen weeks ended June 27, 2020 was $2.8 million, with grant date fair values of $10.40 to $11.10 per share. Subject to certain exceptions, the Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards is either $20.94 or $24.08 per share.

During the thirteen weeks ended June 26, 2021, there were no stock options granted. The fair value of stock options granted during the thirteen weeks ended June 27, 2020 was estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended
	June 26,	June 27,
	2021	2020
Expected option term(1)	N/A	6.3	years
Expected volatility factor(2)	N/A	57.0%
Risk-free interest rate(3)	N/A	0.4%
Expected annual dividend yield	N/A	0%
(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s stock and its competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period.

The following table summarizes the stock award activity for the thirteen weeks ended June 26, 2021:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at March 27, 2021	1,111,919	$20.94
Granted	—	$—
Exercised	(213,919)	$16.90		$12,649
Cancelled, forfeited or expired	—	$—
Outstanding at June 26, 2021	898,000	$21.90	6.9	$56,206
Vested and expected to vest after June 26, 2021	898,000	$21.90	6.9	$56,206
Exercisable at June 26, 2021	222,323	$16.35	5.2	$15,149

A summary of the status of non-vested stock options as of June 26, 2021 including changes during the thirteen weeks ended June 26, 2021 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 27, 2021	952,929	$8.36
Granted	—	$—
Vested	(277,252)	$6.63
Nonvested shares forfeited	—	$—
Nonvested at June 26, 2021	675,677	$9.08

Restricted Stock Units

During the thirteen weeks ended June 26, 2021, the Company granted 59,842 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirteen weeks ended June 26, 2021 totaled $4.7 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

During the thirteen weeks ended June 27, 2020, the Company granted 167,461 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirteen weeks ended June 27, 2020 totaled $3.5 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

Performance Share Units

During the thirteen weeks ended June 26, 2021, the Company granted 33,571 performance share units to various employees under the 2020 Plan with a grant date fair value of $2.6 million.

The performance share units granted are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period beginning March 28, 2021 and ending March 30, 2024. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of performance shares to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance units to vest will be 0%, if the performance goals are at the threshold level, the number of performance units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance units to vest will be 200% of the target amounts, each subject to continued service through the last day of the performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award.

The grant date fair value of the performance share units granted during the thirteen weeks ended June 26, 2021 was initially measured using the Company's closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, stock compensation expense would be reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

During the thirteen weeks ended June 27, 2020, the Company did not grant any performance share units.

Stock-Based Compensation Expense

Stock-based compensation expense was $3.2 million and $1.8 million for the thirteen weeks ended June 26, 2021 and June 27, 2020, respectively. Stock-based compensation expense of $0.7 million and $0.6 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended June 26, 2021 and June 27, 2020, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of June 26, 2021, there was $3.9 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.08 years. As of June 26, 2021, there was $7.0 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.69 years. As of June 26, 2021, there was $3.4 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.31 years.

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

On May 8, 2019, Sheplers, Inc., a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of June 26, 2021.

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 34-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. At present, the Company cannot reasonably estimate the loss that may arise from this matter, but has recorded as of June 26, 2021 an amount for the estimated probable loss, which is not material to the condensed consolidated financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

7. Leases

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

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease ROU assets is performed on a straight-line basis and recorded as part of rent expense in costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations. ROU assets are tested for impairment in the same manner as long-lived assets. During both the thirteen weeks ended June 26, 2021 and June 27, 2020, the Company did not record ROU asset impairment charges related to its stores.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

ROU assets and lease liabilities as of June 26, 2021 and March 27, 2021 consist of the following:

	Balance Sheet Classification	June 26, 2021 (in thousands)	March 27, 2021 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$7,850	$8,036
Operating lease assets	Right-of-use assets, net	189,322	178,791
Total lease assets		$197,172	$186,827

Liabilities
Current
Finance	Short-term lease liabilities	$1,179	$1,164
Operating	Short-term lease liabilities	40,087	38,236
Total short-term lease liabilities		$41,266	$39,400

Non-Current
Finance	Long-term lease liabilities	$13,309	$13,507
Operating	Long-term lease liabilities	179,073	168,329
Total long-term lease liabilities		$192,382	$181,836
Total lease liabilities		$233,648	$221,236

Total lease costs for the thirteen weeks ended June 26, 2021 and June 27, 2020 were:

		Thirteen Weeks Ended
(in thousands)	Statement of Operations Classification	June 26, 2021	June 27, 2020
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	$200	$229
Interest on lease liabilities	Interest expense	202	187
Total finance lease cost		$402	$416

Operating lease cost	Cost of goods sold	$11,610	$10,652
Operating lease cost	Selling, general and administrative expenses	324	234
Short-term lease cost	Selling, general and administrative expenses	581	459
Variable lease cost	Selling, general and administrative expenses	1,036	419
Sublease income	Cost of goods sold	—	(156)
Total lease cost		$13,953	$12,024

The following table summarizes future lease payments as of June 26, 2021:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2022	$37,959	$1,164
2023	46,866	1,484
2024	40,991	1,447
2025	35,532	1,396
2026	29,577	1,410
Thereafter	68,231	13,988
Total	259,156	20,889
Less: Imputed interest	(39,996)	(6,401)
Present value of net lease payments	$219,160	$14,488

The following table includes supplemental lease information:

	Thirteen Weeks Ended	Thirteen Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	June 26, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,997	$10,920
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	385	619
	$12,382	$11,540
Lease liabilities arising from new right-of-use assets
Operating leases	$20,519	$2,536
Finance leases	$14	$—

Weighted average remaining lease term (in years)
Operating leases	6.4	6.3
Finance leases	13.9	14.8

Weighted average discount rate
Operating leases	5.3%	6.3%
Finance leases	12.1%	12.1%

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

The income tax rate was 20.6% and 37.1% for the thirteen weeks ended June 26, 2021 and June 27, 2020, respectively. The tax rate for the thirteen weeks ended June 26, 2021 was lower than the tax rate for the thirteen weeks ended June 27, 2020, primarily due to a higher tax benefit due to income tax accounting for share-based compensation compared to a lower tax benefit in the thirteen weeks ended June 27, 2020. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of June 26, 2021. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 26, 2021 and March 27, 2021, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At June 26, 2021, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

9. Related Party Transactions

During the thirteen weeks ended June 26, 2021 and June 27, 2020, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to $0.2 million and less than $0.1 million in the thirteen weeks ended June 26, 2021 and June 27, 2020, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheets. Certain members of the Company’s board of directors either currently serve on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

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

The components of basic and diluted earnings/(loss) per share of common stock, in aggregate, for the thirteen weeks ended June 26, 2021 and June 27, 2020 are as follows:

	Thirteen Weeks Ended
	June 26,	June 27,
(in thousands, except per share data)	2021	2020
Net income/(loss)	$40,645	$(490)

Weighted average basic shares outstanding	29,361	28,826
Dilutive effect of options and restricted stock	852	—
Weighted average diluted shares outstanding	30,213	28,826

Basic earnings/(loss) per share	$1.38	$(0.02)
Diluted earnings/(loss) per share	$1.35	$(0.02)

Options to purchase zero shares and 1,477,634 shares of common stock were outstanding during the thirteen weeks ended June 26, 2021 and June 27, 2020, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on May 13, 2021 (the “Fiscal 2021 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2021 10-K, and those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

The major global health pandemic caused by COVID-19 and resulting economic impacts have had and may continue to have an impact on our operations, future growth strategies and outlook. Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. The extent to which COVID-19 impacts our operations will depend on future developments, which remain uncertain. For further discussion of the uncertainties and business risks associated with COVID-19, see Item 1A, Risk Factors, of our Fiscal 2021 10-K.

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of June 26, 2021, we operated 276 stores in 36 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

In addition to retail store sales, same store sales also includes e-commerce sales, e-commerce shipping and handling revenue and actual retail store or e-commerce sales returns. Sales as a result of an e-commerce asset acquisition are excluded from same store sales until the 13th full fiscal month subsequent to the Company’s acquisition of such assets.

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

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important non-GAAP financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including gain on disposal of assets and gain on adjustment of ROU assets and lease liabilities. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Results of Operations” below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. Our credit facilities also require us to use EBITDA, Adjusted EBITDA and Adjusted EBIT in calculating covenant compliance. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements included in the Fiscal 2021 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2021 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2021 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the fiscal year ending on March 26, 2022 (“fiscal 2022”) and the fiscal year ended on March 27, 2021 (“fiscal 2021”) consist of 52 weeks. We identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	June 26,	June 27,
(dollars in thousands)	2021	2020
Condensed Consolidated Statements of Operations Data:
Net sales	$306,327	$147,766
Cost of goods sold	189,900	107,565
Gross profit	116,427	40,201
Selling, general and administrative expenses	62,784	38,403
Income from operations	53,643	1,798
Interest expense	2,563	2,641
Other income, net	104	64
Income/(loss) before income taxes	51,184	(779)
Income tax expense/(benefit)	10,539	(289)
Net income/(loss)	$40,645	$(490)

Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	62.0%	72.8%
Gross profit	38.0%	27.2%
Selling, general and administrative expenses	20.5%	26.0%
Income from operations	17.5%	1.2%
Interest expense	0.8%	1.8%
Other income, net	—%	—%
Income/(loss) before income taxes	16.7%	(0.5)%
Income tax expense/(benefit)	3.4%	(0.2)%
Net income/(loss)	13.3%	(0.3)%
(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended
	June 26,	June 27,
(in thousands)	2021	2020
EBITDA, Adjusted EBITDA and Adjusted EBIT Reconciliations:
Net income/(loss)	$40,645	$(490)
Income tax expense/(benefit)	10,539	(289)
Interest expense	2,563	2,641
Depreciation and intangible asset amortization	6,170	5,710
EBITDA	59,917	7,572
Non-cash stock-based compensation(a)	3,201	1,824
Non-cash accrual for future award redemptions(b)	339	(302)
Gain on disposal of assets(c)	(4)	(4)
Gain on adjustment of right-of-use assets and lease liabilities(d)	(33)	—
Adjusted EBITDA	$63,420	$9,090
Depreciation and intangible asset amortization	(6,170)	(5,710)
Adjusted EBIT	$57,250	$3,380
(a)	Represents non-cash compensation expenses related to stock options, restricted stock units and performance share units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents gain on disposal of assets.
(d)	Represents gain on adjustment of right-of-use assets and lease liabilities.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	June 26,	June 27,
	2021	2020
Selected Store Data:
Same Store Sales growth/(decline)	78.9%	(14.9)%
Stores operating at end of period	276	264
Total retail store square footage, end of period (in thousands)	2,915	2,770
Average store square footage, end of period	10,563	10,491
Average net sales per store (in thousands)	$942	$410

Thirteen Weeks Ended June 26, 2021 Compared to Thirteen Weeks Ended June 27, 2020

Note: Comparisons to the thirteen weeks ended June 27, 2020 reflect the effect the COVID-19 crisis had on our results for that quarter.

Net sales. Net sales increased $158.6 million, or 107.3%, to $306.3 million for the thirteen weeks ended June 26, 2021 from $147.8 million for the thirteen weeks ended June 27, 2020. Consolidated same store sales increased 78.9%. Excluding the impact of the 9.8% increase in e-commerce same store sales, same store sales increased by 104.5%. The increase in net sales was the result of an increase of 78.9% in same store sales, the sales contribution from temporarily closed stores that were excluded from the comp base, and the incremental sales from new stores opened over the past twelve months. Net sales in the thirteen weeks ended June 27, 2020 were adversely impacted by decreases in retail store sales resulting from decreased traffic in our stores from customers staying at home in response to the COVID-19 crisis and temporary store closures.

Gross profit. Gross profit increased $76.2 million, or 189.6%, to $116.4 million for the thirteen weeks ended June 26, 2021 from $40.2 million for the thirteen weeks ended June 27, 2020. As a percentage of net sales, gross profit was 38.0% and 27.2% for the thirteen weeks ended June 26, 2021 and June 27, 2020, respectively. Gross profit increased primarily due to higher sales. The increase in gross profit rate of 1,080 basis points was driven by 660 basis points of leverage in buying and occupancy costs as a result of expense leverage on higher sales, and a 420-basis point increase in merchandise margin rate. Merchandise margin rate increased 420 basis points primarily as a result of the increased penetration of store sales, which generate higher merchandise margins than e-commerce, when compared to the prior year, in addition to better full-price selling and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $24.4 million, or 63.5%, to $62.8 million for the thirteen weeks ended June 26, 2021 from $38.4 million for the thirteen weeks ended June 27, 2020. The increase in SG&A expenses was primarily a result of higher store payroll, higher overhead and increased marketing expenses in the current-year period compared to the prior-year period which was impacted by COVID-19. As a percentage of net sales, SG&A decreased by 550 basis points to 20.5% for the thirteen weeks ended June 26, 2021 from 26.0% for the thirteen weeks ended June 27, 2020. SG&A expenses as a percentage of net sales decreased by 550 basis points primarily as a result of expense leverage on higher sales.

Income from operations. Income from operations increased $51.8 million, or 2,883.5%, to $53.6 million for the thirteen weeks ended June 26, 2021 from $1.8 million for the thirteen weeks ended June 27, 2020. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 17.5% and 1.2% for the thirteen weeks ended June 26, 2021 and June 27, 2020, respectively.

Interest expense. Interest expense was $2.6 million for both the thirteen weeks ended June 26, 2021 and June 27, 2020. Interest expense in the thirteen weeks ended June 26, 2021 includes the write off of $0.9 million in debt issuance costs and debt discount associated with the $61.5 million prepayment on the 2015 Golub Term Loan. Excluding the write off, interest expense was $1.7 million for the thirteen weeks ended June 26, 2021 compared to $2.6 million for the thirteen weeks ended June 27, 2020. The decrease in interest expense was primarily the result of a lower debt balance in the current-year period compared to the prior-year period.

Income tax expense/(benefit). Income tax expense was $10.5 million for the thirteen weeks ended June 26, 2021, compared to a $0.3 million benefit for the thirteen weeks ended June 27, 2020. Our effective tax rate was 20.6% and 37.1% for the thirteen weeks ended June 26, 2021 and June 27, 2020, respectively. The tax rate for the thirteen weeks ended June 26, 2021 was lower than the tax rate for the thirteen weeks ended June 27, 2020, primarily due to a higher tax benefit due to income tax accounting for share-based compensation compared to a lower tax benefit in the thirteen weeks ended June 27, 2020.

Net income/(loss). Net income was $40.6 million for the thirteen weeks ended June 26, 2021 compared to a net loss of $0.5 million for the thirteen weeks ended June 27, 2020. The increase from a net loss to net income was primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $54.3 million, or 597.7%, to $63.4 million for the thirteen weeks ended June 26, 2021 from $9.1 million for the thirteen weeks ended June 27, 2020. Adjusted EBIT increased $53.9 million, or 1,593.8%, to $57.3 million for the thirteen weeks ended June 26, 2021 from $3.4 million for the thirteen weeks ended June 27, 2020. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in gross profit and a decrease in SG&A as a percentage of net sales.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2022 will be between $33.0 million and $36.0 million (including the capital expenditures made during the thirteen weeks ended June 26, 2021), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, we entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. Subsequent to June 26, 2021, the Company entered in an amendment, increasing the aggregate revolving credit facility to $180.0 million. The amount outstanding under the June 2015 Wells Fargo Revolver as of both June 26, 2021 and March 27, 2021 was zero. Total interest expense incurred in the thirteen weeks ended June 26, 2021 on the June 2015 Wells Fargo Revolver was $0.1 million. Total interest expense incurred in the thirteen weeks ended June 27, 2020 on the June 2015 Wells Fargo Revolver was $0.6 million and the weighted average interest rate for the thirteen weeks ended June 27, 2020 was 1.7%.

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

On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the Company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. During the thirteen weeks ended June 26, 2021, the Company made voluntary prepayments on the term loan facility totaling $61.5 million, reducing the outstanding principal balance to $50.0 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen weeks ended June 26, 2021 on the 2015 Golub Term Loan was $1.2 million and the weighted average interest rate for the thirteen weeks ended June 26, 2021 was 5.5%. Total interest expense incurred in the thirteen weeks ended June 27, 2020 on the 2015 Golub Term Loan was $1.6 million and the weighted average interest rate for the thirteen weeks ended June 27, 2020 was 5.8%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2.0% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of June 26, 2021, the fair value of these embedded derivatives was estimated and was not significant.

As of June 26, 2021, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $49.6 million as of June 26, 2021 compared to $73.1 million as of March 27, 2021.

The following table presents summary cash flow information for the periods indicated:

	Thirteen Weeks Ended
	June 26,	June 27,
(in thousands)	2021	2020
Net cash provided by/(used in):
Operating activities	$46,328	$23,133
Investing activities	(9,294)	(8,944)
Financing activities	(60,542)	(629)
Net (decrease)/increase in cash	$(23,508)	$13,560

Operating Activities

Net cash provided by operating activities was $46.3 million for the thirteen weeks ended June 26, 2021. The significant components of cash flows provided by operating activities were net income of $40.6 million, the add-back of non-cash depreciation and intangible asset amortization expense of $6.2 million, and stock-based compensation expense of $3.2 million. Accounts payable and accrued expenses and other current liabilities increased by $24.3 million due to the timing of payments, including an increase in income taxes payable. Inventory increased by $21.0 million as a result of an increase in purchases.

Net cash provided by operating activities was $23.1 million for the thirteen weeks ended June 27, 2020. The significant components of cash flows provided by operating activities were net loss of $0.5 million, the add-back of non-cash depreciation and intangible asset amortization expense of $5.7 million, stock-based compensation expense of $1.8 million. Accounts payable and accrued expenses and other current liabilities decreased by $14.4 million due to the timing of payments. Inventory decreased by $27.2 million as a result of a reduction in purchases due to the COVID-19 crisis.

Investing Activities

Net cash used in investing activities was $9.3 million for the thirteen weeks ended June 26, 2021, which was attributable to $9.3 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $8.9 million for the thirteen weeks ended June 27, 2020, which was primarily attributable to $8.9 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $60.5 million for the thirteen weeks ended June 26, 2021. We repaid $61.7 million on our debt and finance lease obligations during the period and paid $2.5 million in taxes related to the vesting of restricted stock. We also received $3.6 million from the exercise of stock options.

Net cash used in financing activities was $0.6 million for the thirteen weeks ended June 27, 2020. We repaid $0.1 million on our debt and finance lease obligations during the period. We also paid $0.5 million in taxes related to the vesting restricted stock.

Contractual Obligations

During the thirteen weeks ended June 26, 2021, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2021 10-K, other than those which occur in the normal course of business.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of June 26, 2021, we had zero outstanding under the June 2015 Wells Fargo Revolver and $50.0 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of June 26, 2021 would be approximately $0.5 million.

As of June 26, 2021, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2021 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 26, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 26, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 26, 2021, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Part II. Other Information

Item 1.    Legal Proceedings

For information on legal proceedings, see Note 6, “Commitments and Contingencies”, to our unaudited financial statements included in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2021 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

10.1	Form of CEO Restricted Stock Unit Issuance Agreement

10.2	Form of CEO Performance Unit Issuance Agreement

10.3	Form of Employee Restricted Stock Unit Issuance Agreement

10.4	Form of Employee Performance Unit Issuance Agreement

10.5	Form of Non-Employee Director Restricted Stock Unit Issuance Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: August 4, 2021	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	/s/ Gregory V. Hackman
Gregory V. Hackman
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)