Form 10-Q
period 2021-09-25
Boot Barn Holdings, Inc.
filed 2021-10-28
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2021

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

As of October 27, 2021, the registrant had 29,608,983 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended September 25, 2021

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 25,	March 27,
	2021	2021

Assets
Current assets:
Cash and cash equivalents	$39,545	$73,148
Accounts receivable, net	13,202	12,771
Inventories	350,274	275,760
Prepaid expenses and other current assets	38,072	12,777
Total current assets	441,093	374,456
Property and equipment, net	124,021	110,444
Right-of-use assets, net	209,964	186,827
Goodwill	197,502	197,502
Intangible assets, net	60,849	60,885
Other assets	3,990	3,467
Total assets	$1,037,419	$933,581
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$140,530	104,641
Accrued expenses and other current liabilities	96,959	77,615
Short-term lease liabilities	42,992	39,400
Total current liabilities	280,481	221,656
Deferred taxes	15,363	21,993
Long-term portion of notes payable, net	49,399	109,781
Long-term lease liabilities	206,988	181,836
Other liabilities	3,931	3,424
Total liabilities	556,162	538,690

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; September 25, 2021 - 100,000 shares authorized, 29,734 shares issued; March 27, 2021 - 100,000 shares authorized, 29,348 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	194,323	183,815
Retained earnings	291,533	213,027
Less: Common stock held in treasury, at cost, 132 and 96 shares at September 25, 2021 and March 27, 2021, respectively	(4,602)	(1,954)
Total stockholders’ equity	481,257	394,891
Total liabilities and stockholders’ equity	$1,037,419	$933,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020

Net sales	$312,717	$184,515	$619,044	$332,281
Cost of goods sold	194,566	129,025	384,466	236,590
Gross profit	118,151	55,490	234,578	95,691
Selling, general and administrative expenses	68,037	45,448	130,821	83,851
Income from operations	50,114	10,042	103,757	11,840
Interest expense	1,162	2,383	3,725	5,024
Other income, net	14	78	118	142
Income before income taxes	48,966	7,737	100,150	6,958
Income tax expense	11,105	1,979	21,644	1,690
Net income	$37,861	$5,758	$78,506	$5,268

Earnings per share:
Basic	$1.28	$0.20	$2.67	$0.18
Diluted	$1.25	$0.20	$2.59	$0.18
Weighted average shares outstanding:
Basic	29,555	28,860	29,458	28,843
Diluted	30,356	29,223	30,312	29,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 27, 2021	29,348	$3	$183,815	$213,027	(96)	$(1,954)	$394,891
Net income	—	—	—	40,645	—	—	40,645
Issuance of common stock related to stock-based compensation	313	—	3,616	—	—	—	3,616
Tax withholding for net share settlement	—	—	—	—	(34)	(2,476)	(2,476)
Stock-based compensation expense	—	—	3,201	—	—	—	3,201
Balance at June 26, 2021	29,661	$3	$190,632	$253,672	(130)	$(4,430)	$439,877
Net income	—	—	—	37,861	—	—	37,861
Issuance of common stock related to stock-based compensation	73	—	924	—	—	—	924
Tax withholding for net share settlement	—	—	—	—	(2)	(172)	(172)
Stock-based compensation expense	—	—	2,767	—	—	—	2,767
Balance at September 25, 2021	29,734	$3	$194,323	$291,533	(132)	$(4,602)	$481,257

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2020	28,880	$3	$169,249	$153,641	(71)	$(1,200)	$321,693
Net loss	—	—	—	(490)	—	—	(490)
Issuance of common stock related to stock-based compensation	65	—	4	—	—	—	4
Tax withholding for net share settlement	—	—	—	—	(20)	(485)	(485)
Stock-based compensation expense	—	—	1,824	—	—	—	1,824
Balance at June 27, 2020	28,945	$3	$171,077	$153,151	(91)	$(1,685)	$322,546
Net income	—	—	—	5,758	—	—	5,758
Issuance of common stock related to stock-based compensation	13	—	57	—	—	—	57
Tax withholding for net share settlement	—	—	—	—	(1)	(32)	(32)
Stock-based compensation expense	—	—	1,705	—	—	—	1,705
Balance at September 26, 2020	28,958	$3	$172,839	$158,909	(92)	$(1,717)	$330,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 25,	September 26,
	2021	2020

Cash flows from operating activities
Net income	$78,506	$5,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,871	11,948
Stock-based compensation	5,968	3,529
Amortization of intangible assets	36	44
Noncash lease expense	18,737	16,757
Amortization and write-off of debt issuance fees and debt discount	1,189	442
Loss on disposal of assets	90	42
(Gain)/loss on adjustment of right-of-use assets and lease liabilities	(247)	295
Store impairment charge	—	384
Deferred taxes	(6,630)	(250)
Changes in operating assets and liabilities:
Accounts receivable, net	5,852	3,681
Inventories	(74,514)	27,777
Prepaid expenses and other current assets	(25,366)	(206)
Other assets	(523)	(450)
Accounts payable	36,312	(9,985)
Accrued expenses and other current liabilities	14,634	568
Other liabilities	507	554
Operating leases	(18,794)	(16,507)
Net cash provided by operating activities	$48,628	$43,891
Cash flows from investing activities
Purchases of property and equipment	$(22,251)	$(14,881)
Net cash used in investing activities	$(22,251)	$(14,881)
Cash flows from financing activities
Payments on line of credit - net	$—	$(62,137)
Repayments on debt and finance lease obligations	(61,872)	(308)
Tax withholding payments for net share settlement	(2,648)	(517)
Proceeds from the exercise of stock options	4,540	61
Net cash used in financing activities	$(59,980)	$(62,901)
Net decrease in cash and cash equivalents	(33,603)	(33,891)
Cash and cash equivalents, beginning of period	73,148	69,563
Cash and cash equivalents, end of period	$39,545	$35,672

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$26,005	$1,182
Cash paid for interest	$2,495	$4,905
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$7,195	$1,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company, Recent Developments and Basis of Presentation

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 29,734,050 issued and 29,601,790 outstanding shares of common stock as of September 25, 2021. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 278 stores in 36 states as of September 25, 2021 and 273 stores in 36 states as of March 27, 2021. As of September 25, 2021, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen weeks ended September 25, 2021 and September 26, 2020 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, Inc. and Sheplers Holding Corporation (collectively with Sheplers, Inc., “Sheplers”). On September 26, 2021, Sheplers, Inc. and Sheplers Holding Corporation each were converted to limited liability companies, Sheplers, LLC and Sheplers Holding LLC, respectively. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting the Company’s condensed consolidated financial statements are those relating to revenue recognition, lease accounting, inventories, goodwill, intangible and long-lived assets, stock-based compensation and income taxes. Management regularly evaluates its estimates and assumptions based upon historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, the Company’s future results of operations may be affected.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 4, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of September 25, 2021.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $3.2 million as of September 25, 2021 and $2.1 million as of September 26, 2020. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	September 25, 2021	September 26, 2020
Beginning balance as of March 27, 2021 and March 28, 2020, respectively	$2,485	$2,076
Year-to-date provisions	5,817	1,878
Year-to-date award redemptions	(5,087)	(1,857)
Ending balance	$3,215	$2,097

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns is recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The Company accounts for the return asset and liability separately on a gross basis.

Proceeds from the sale of gift cards are deferred until the customers use the cards to acquire merchandise. Gift cards, gift certificates and store credits do not have expiration dates, and unredeemed gift cards, gift certificates and store credits are subject to state escheatment laws. Amounts remaining after escheatment are recognized in net sales in the period escheatment occurs and the liability is considered to be extinguished. The Company defers recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Income from the redemption of gift cards, gift card breakage, and the sale of layaway merchandise is included in net sales. deferred revenue is recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a reconciliation of the activity related to the Company’s gift card program:

Gift Card Program
(in thousands)	September 25, 2021	September 26, 2020
Beginning balance as of March 27, 2021 and March 28, 2020, respectively	$11,569	$10,118
Year-to-date issued	8,228	4,461
Year-to-date redemptions	(8,395)	(4,670)
Ending balance	$11,402	$9,909

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
% of Net Sales	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Footwear	50%	55%	50%	57%
Apparel	33%	30%	33%	29%
Hats, accessories and other	17%	15%	17%	14%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
% of Net Sales	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Stores	86%	83%	86%	79%
E-commerce	14%	17%	14%	21%
Total	100%	100%	100%	100%

3. Intangible Assets, Net and Goodwill

Net intangible assets as of September 25, 2021 and March 27, 2021 consisted of the following (in thousands, except for weighted average useful life):

	September 25, 2021
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$345	$(173)	$172	5.0
Trademarks—definite lived	15	(15)	—	3.0
Total definite lived	360	(188)	172
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(188)	$60,849

	March 27, 2021
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$345	$(137)	$208	5.0
Trademarks-definite lived	15	(15)	—	3.0
Total definite lived	360	(152)	208
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(152)	$60,885

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen weeks ended September 25, 2021 and September 26, 2020, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled less than $0.1 million for both the twenty-six weeks ended September 25, 2021 and September 26, 2020, and is included in selling, general and administrative expenses.

As of September 25, 2021, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2022	$36
2023	62
2024	54
2025	20
2026	-
Thereafter	-
Total	$172

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both September 25, 2021 and March 27, 2021. As of September 25, 2021, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During both the thirteen and twenty-six weeks ended September 25, 2021, the Company did not record any long-lived asset impairment charges. During both the thirteen and twenty-six weeks ended September 26, 2020, the Company recorded long-lived asset impairment charges of $0.7 million related to its stores. These long-lived asset impairment charges related to right-of-use assets and property, plant and equipment associated with our stores.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. On July 26, 2021, the Company entered in an amendment, increasing the aggregate revolving credit facility to $180.0 million. The amount outstanding under the June 2015 Wells Fargo Revolver as of both September 25, 2021 and March 27, 2021 was zero. Total interest expense incurred in the thirteen and twenty-six weeks ended September 25, 2021 on the June 2015 Wells Fargo Revolver was $0.1 million and $0.3 million, respectively. Total interest expense incurred in the thirteen weeks and twenty-six weeks ended September 26, 2020 on the June 2015 Wells Fargo Revolver was $0.4 million and $1.0 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 26, 2020 was 1.4%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date, which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the Company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. During the twenty-six weeks ended September 25, 2021, the Company made voluntary prepayments on the term loan facility totaling $61.5 million, reducing the outstanding principal balance to $50.0 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen weeks and twenty-six weeks ended September 25, 2021 on the 2015 Golub Term Loan was $0.7 million and $1.9 million and the weighted average interest rate for the thirteen weeks ended September 25, 2021 was 5.5%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 26, 2020 on the 2015 Golub Term Loan was $1.6 million and $3.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 26, 2020 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 25, 2021, the fair value of these embedded derivatives was estimated and was not significant. As of September 25, 2021, the Company was in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment and 2019 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were both $0.3 million as of September 25, 2021 and March 27, 2021. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $7.1 million were incurred under the 2015 Golub Term Loan, 2017 Golub Amendment and 2019 Golub Amendment and are included as a reduction of the current and non-current notes payable on the condensed consolidated balance sheets. During the twenty-six weeks ended September 25, 2021, the Company made voluntary prepayments on the term loan facility totaling $61.5 million, reducing the outstanding principal balance to $50.0 million. As a result of these prepayments, $0.9 million of debt issuance costs and debt discount associated with the 2015 Golub Term Loan were written off to interest expense. Total unamortized debt issuance costs and debt discount were $0.6 million and $1.7 million as of September 25, 2021 and March 27, 2021, respectively. These amounts are being amortized to interest expense over the term of the 2015 Golub Term Loan.

The following sets forth the balance sheet information related to the term loan:

	September 25,	March 27,
(in thousands)	2021	2021
Term Loan	$50,000	$111,500
Unamortized value of the debt issuance costs and debt discount	(601)	(1,719)
Net carrying value	$49,399	$109,781

Total amortization expense of $0.1 million and $0.2 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan are included as components of interest expense in the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively.

Total amortization expense of $0.3 million and $0.4 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as component of interest expense in the twenty-six weeks ended September 25, 2021 and September 26, 2020, respectively. Interest expense in the twenty-six weeks ended September 25, 2021 also includes the write-off of $0.9 million of debt issuance costs and debt discount associated with the 2015 Golub Term Loan.

Aggregate Contractual Maturities

Aggregate contractual maturities for the Company’s long-term debt as of September 25, 2021 are as follows:

Fiscal Year	(in thousands)
2022	$—
2023	—
2024	50,000
2025	—
2026	—
Total	$50,000

5. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of September 25, 2021, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of September 25, 2021, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed in Note 9, “Stock-Based Compensation”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 13, 2021.

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock. As of September 25, 2021, all awards granted by the Company under the 2020 Plan to date have been restricted stock units or performance share units. Restricted stock units vest over service periods of one or four years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

Non-Qualified Stock Options

During the thirteen weeks ended September 25, 2021, the Company did not grant options to purchase shares.

During the thirteen weeks ended September 26, 2020, the Company granted certain members of management options to purchase a total of 22,838 shares under the 2014 Plan. The total grant date fair value of stock options granted during the thirteen weeks ended September 26, 2020 was $0.3 million, with grant date fair values of $12.71 per share. Subject to certain exceptions, the Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise price of these awards is $23.57 per share.

During the twenty-six weeks ended September 25, 2021, the company did not grant options to purchase shares.

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

During both the thirteen and twenty-six weeks ended September 25, 2021, there were no stock options granted. The fair value of stock options granted during the thirteen and twenty-six weeks ended September 26, 2020 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	September 25,	September 26,		September 25,	September 26,
	2021	2020		2021	2020
Expected option term(1)	N/A	6.3	years	N/A			6.3	years
Expected volatility factor(2)	N/A	58.4%		N/A	57.0%	-	58.4%
Risk-free interest rate(3)	N/A	0.3%		N/A	0.30%	-	0.4%
Expected annual dividend yield	N/A	0%		N/A			0%
(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s stock and its competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period.

The following table summarizes the stock award activity for the twenty-six weeks ended September 25, 2021:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at March 27, 2021	1,111,919	$20.94
Granted	—	$—
Exercised	(281,513)	$16.13		$17,784
Cancelled, forfeited or expired	(7,703)	$21.73
Outstanding at September 25, 2021	822,703	$22.58	6.8	$60,471
Vested and expected to vest after September 25, 2021	822,703	$22.58	6.8	$60,471
Exercisable at September 25, 2021	163,995	$17.87	5.1	$12,826

A summary of the status of non-vested stock options as of September 25, 2021 including changes during the twenty-six weeks ended September 25, 2021 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 27, 2021	952,929	$8.36
Granted	—	$—
Vested	(286,518)	$6.78
Nonvested shares forfeited	(7,703)	$9.51
Nonvested at September 25, 2021	658,708	$9.04

Restricted Stock Units

During the thirteen weeks ended September 25, 2021, the Company granted 4,433 restricted stock units to various employees under the 2020 Plan. The shares granted vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The grant date fair value of these awards for the thirteen weeks ended September 25, 2021 totaled $0.4 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

During the twenty-six weeks ended September 25, 2021, the Company granted 64,275 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the twenty-six weeks ended September 25, 2021 totaled $5.1 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing the date of grant.

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

During the twenty-six weeks ended September 26, 2020, the Company granted 175,527 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the grant date. The grant date fair value of these awards for the twenty-six weeks ended September 26, 2020 totaled $3.7 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

Performance Share Units

During the thirteen weeks ended September 25, 2021, the Company did not grant any performance share units.

During the twenty-six weeks ended September 25, 2021, the company granted 33,571 performance share units to various employees under the 2020 Plan with a grant date fair value of $2.6 million.

During the thirteen and twenty-six weeks ended September 26, 2020, the Company did not grant any performance share units.

The performance share units granted during the twenty-six weeks ended September 25, 2021 are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period beginning March 28, 2021 and ending March 30, 2024. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of performance shares to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance units to vest will be 0%, if the performance goals are at the threshold level, the number of performance units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance units to vest will be 200% of the target amounts, each subject to continued service through the last day of the performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award.

The grant date fair value of the performance share units granted during the twenty-six weeks ended September 25, 2021 was initially measured using the Company's closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, stock compensation expense would be reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

Stock-Based Compensation Expense

Stock-based compensation expense was $2.8 million and $1.7 million for the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively. Stock-based compensation expense was $6.0 million and $3.5 million for the twenty-six weeks ended September 25, 2021 and September 26, 2020, respectively. Stock-based compensation expense of $0.3 million and $0.2 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively. Stock-based compensation expense of $1.0 million and $0.8 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the twenty-six weeks ended September 25, 2021 and September 26, 2020, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of September 25, 2021, there was $3.2 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 1.92 years. As of September 25, 2021, there was $6.2 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.71 years. As of September 25, 2021, there was $3.4 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.36 years.

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

On May 8, 2019, Sheplers, Inc., a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of September 25, 2021.

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 34-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. As of September 25, 2021, the Company has recorded an amount for the estimated probable loss, which is not material to the condensed consolidated financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease ROU assets is performed on a straight-line basis and recorded as part of rent expense in costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations. ROU assets are tested for impairment in the same manner as long-lived assets. During both the thirteen and twenty-six weeks ended September 25, 2021, the Company did not record ROU asset impairment charges related to its stores. During both the thirteen and twenty-six weeks ended September 26, 2020, the Company recorded ROU asset impairment charges of $0.3 million related to its stores.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

ROU assets and lease liabilities as of September 25, 2021 and March 27, 2021 consist of the following:

	Balance Sheet Classification	September 25, 2021 (in thousands)	March 27, 2021 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$10,766	$8,036
Operating lease assets	Right-of-use assets, net	199,198	178,791
Total lease assets		$209,964	$186,827

Liabilities
Current
Finance	Short-term lease liabilities	$1,257	$1,164
Operating	Short-term lease liabilities	41,735	38,236
Total short-term lease liabilities		$42,992	$39,400

Non-Current
Finance	Long-term lease liabilities	$16,176	$13,507
Operating	Long-term lease liabilities	190,812	168,329
Total long-term lease liabilities		$206,988	$181,836
Total lease liabilities		$249,980	$221,236

Total lease costs for the thirteen and twenty-six weeks ended September 25, 2021 and September 26, 2020 were:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	Statement of Operations Classification	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	$219	$219	$419	$448
Interest on lease liabilities	Interest expense	197	193	399	380
Total finance lease cost		$416	$412	$818	$828

Operating lease cost	Cost of goods sold	$11,894	$11,004	$23,504	$21,656
Operating lease cost	Selling, general and administrative expenses	356	30	680	264
Short-term lease cost	Selling, general and administrative expenses	680	405	1,261	864
Variable lease cost	Selling, general and administrative expenses	1,236	438	2,272	857
Sublease income	Cost of goods sold	—	(156)	—	(312)
Total lease cost		$14,582	$12,133	$28,535	$24,157

The following table summarizes future lease payments as of September 25, 2021:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2022	$26,212	$806
2023	50,050	1,551
2024	44,236	1,535
2025	38,717	1,506
2026	32,827	1,543
Thereafter	81,350	16,505
Total	273,392	23,446
Less: Imputed interest	(40,845)	(6,013)
Present value of net lease payments	$232,547	$17,433

The following table includes supplemental lease information:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	September 25, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,661	$22,123
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	789	1,009
	$25,450	$23,133
Lease liabilities arising from new right-of-use assets
Operating leases	$39,693	$18,807
Finance leases	$3,148	$1,366

Weighted average remaining lease term (in years)
Operating leases	6.5	6.3
Finance leases	13.7	14.1

Weighted average discount rate
Operating leases	5.1%	6.1%
Finance leases	10.9%	12.1%

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

The income tax rate was 22.7% and 25.6% for the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively, and 21.6% and 24.3% for the twenty-six weeks ended September 25, 2021 and September 26, 2020, respectively. The tax rate for the thirteen and twenty-six weeks ended September 25, 2021 was lower than the tax rate for the thirteen and twenty-six weeks ended September 26, 2020, primarily due to a higher tax benefit due to income tax accounting for share-based compensation compared to a lower tax benefit in the thirteen and twenty-six weeks ended September 26, 2020. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of September 25, 2021. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 25, 2021 and March 27, 2021, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At September 25, 2021, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

9. Related Party Transactions

During the thirteen and twenty-six weeks ended September 25, 2021 and September 26, 2020, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to $0.1 million and less than $0.1 million in the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively. These capital expenditures amounted to $0.4 million and less than $0.1 million in the twenty-six weeks ended September 25, 2021 and September 25, 2020, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheets. Certain members of the Company’s board of directors either currently serve on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and twenty-six weeks ended September 25, 2021 and September 26, 2020 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 25,	September 26,	September 25,	September 26,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$37,861	$5,758	$78,506	$5,268

Weighted average basic shares outstanding	29,555	28,860	29,458	28,843
Dilutive effect of options and restricted stock	801	363	854	322
Weighted average diluted shares outstanding	30,356	29,223	30,312	29,165

Basic earnings per share	$1.28	$0.20	$2.67	$0.18
Diluted earnings per share	$1.25	$0.20	$2.59	$0.18

Options to purchase zero shares and 988,442 shares of common stock were outstanding during the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase zero shares and 1,033,458 shares of common stock were outstanding during the twenty-six weeks ended September 25, 2021 and September 26, 2020, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of September 25, 2021, we operated 278 stores in 36 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

EBITDA, Adjusted EBITDA and Adjusted EBIT

EBITDA, Adjusted EBITDA and Adjusted EBIT are important non-GAAP financial measures used by our management, board of directors and lenders to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted EBIT as key performance measures because we believe that they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of variations from period to period in tax positions, interest expense and depreciation and amortization, as well as, in the case of Adjusted EBITDA, excluding non-cash expenses, such as stock-based compensation and the non-cash accrual for future award redemptions, and other costs and expenses that are not directly related to our operations, including loss on disposal of assets and gain/loss on adjustment of ROU assets and lease liabilities. Similar to Adjusted EBITDA, Adjusted EBIT excludes the aforementioned adjustments while maintaining the impact of depreciation and amortization on our financial results. See “Results of Operations” below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted EBIT to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Adjusted EBIT facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted EBIT for business planning purposes, in determining incentive compensation for members of our management and in evaluating acquisition opportunities. Our credit facilities also require us to use EBITDA, Adjusted EBITDA and Adjusted EBIT in calculating covenant compliance. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted EBIT and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. Given that EBITDA, Adjusted EBITDA and Adjusted EBIT are measures not deemed to be in accordance with GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted EBIT may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted EBIT in a different manner than we calculate these measures.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 25,	September 26,	September 25,	September 26,
(dollars in thousands)	2021	2020	2021	2020
Condensed Consolidated Statements of Operations Data:
Net sales	$312,717	$184,515	$619,044	$332,281
Cost of goods sold	194,566	129,025	384,466	236,590
Gross profit	118,151	55,490	234,578	95,691
Selling, general and administrative expenses	68,037	45,448	130,821	83,851
Income from operations	50,114	10,042	103,757	11,840
Interest expense	1,162	2,383	3,725	5,024
Other income, net	14	78	118	142
Income before income taxes	48,966	7,737	100,150	6,958
Income tax expense	11,105	1,979	21,644	1,690
Net income	$37,861	$5,758	$78,506	$5,268

Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.2%	69.9%	62.1%	71.2%
Gross profit	37.8%	30.1%	37.9%	28.8%
Selling, general and administrative expenses	21.8%	24.6%	21.1%	25.2%
Income from operations	16.0%	5.4%	16.8%	3.6%
Interest expense	0.4%	1.3%	0.6%	1.5%
Other income, net	—%	—%	—%	—%
Income before income taxes	15.7%	4.2%	16.2%	2.1%
Income tax expense	3.6%	1.1%	3.5%	0.5%
Net income	12.1%	3.1%	12.7%	1.6%
(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 25,	September 26,	September 25,	September 26,
(in thousands)	2021	2020	2021	2020
EBITDA, Adjusted EBITDA and Adjusted EBIT Reconciliations:
Net income	$37,861	$5,758	$78,506	$5,268
Income tax expense	11,105	1,979	21,644	1,690
Interest expense	1,162	2,383	3,725	5,024
Depreciation and intangible asset amortization	6,737	6,282	12,907	11,992
EBITDA	56,865	16,402	116,782	23,974
Non-cash stock-based compensation(a)	2,767	1,705	5,968	3,529
Non-cash accrual for future award redemptions(b)	303	372	642	70
Loss on disposal of assets(c)	94	46	90	42
(Gain)/Loss on adjustment of right-of-use assets and lease liabilities(d)	(214)	295	(247)	295
Store impairment charge(e)	—	384	—	384
Adjusted EBITDA	$59,815	$19,204	$123,235	$28,294
Depreciation and intangible asset amortization	(6,737)	(6,282)	(12,907)	(11,992)
Adjusted EBIT	$53,078	$12,922	$110,328	$16,302
(a)	Represents non-cash compensation expenses related to stock options, restricted stock units and performance share units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents loss on disposal of assets.
(d)	Represents (gain)/loss on adjustment of right-of-use assets and lease liabilities.
(e)	Represents store impairment charges recorded in order to reduce the carrying amount of the assets to their estimated fair values.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Selected Store Data:
Same Store Sales growth/(decline)	61.7%	(5.1)%	69.1%	(9.7)%
Stores operating at end of period	278	265	278	265
Total retail store square footage, end of period (in thousands)	2,940	2,779	2,940	2,779
Average store square footage, end of period	10,575	10,486	10,575	10,486
Average net sales per store (in thousands)	$965	$565	$1,919	$973

Thirteen Weeks Ended September 25, 2021 Compared to Thirteen Weeks Ended September 26, 2020

Note: Comparisons to the thirteen weeks ended September 26, 2020 reflect the effect the COVID-19 crisis had on our results for that quarter.

Net sales. Net sales increased $128.2 million, or 69.5%, to $312.7 million for the thirteen weeks ended September 25, 2021 from $184.5 million for the thirteen weeks ended September 26, 2020. Consolidated same store sales increased 61.7%. Excluding the impact of the 41.6% increase in e-commerce same store sales, same store sales increased by 66.0%. The increase in net sales was the result of an increase of 61.7% in same store sales, and the incremental sales from new stores opened over the past twelve months. Net sales in the thirteen weeks ended September 26, 2020 were adversely impacted by decreases in retail store sales resulting from decreased traffic in our stores from customers staying at home in response to the COVID-19 crisis.

Gross profit. Gross profit increased $62.7 million, or 112.9%, to $118.2 million for the thirteen weeks ended September 25, 2021 from $55.5 million for the thirteen weeks ended September 26, 2020. As a percentage of net sales, gross profit was 37.8% and 30.1% for the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively. Gross profit increased primarily due to higher sales. The increase in gross profit rate of 770 basis points was driven by 410 basis points of leverage in buying and occupancy costs as a result of expense leverage on higher sales, and a 360-basis point increase in merchandise margin rate. Merchandise margin rate increased 360 basis points primarily as a result of better full-price selling and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $22.6 million, or 49.7%, to $68.0 million for the thirteen weeks ended September 25, 2021 from $45.4 million for the thirteen weeks ended September 26, 2020. The increase in SG&A expenses was primarily a result of higher store payroll, higher overhead and increased marketing expenses in the current-year period compared to the prior-year period which was impacted by COVID-19. As a percentage of net sales, SG&A decreased by 290 basis points to 21.8% for the thirteen weeks ended September 25, 2021 from 24.6% for the thirteen weeks ended September 26, 2020. SG&A expenses as a percentage of net sales decreased by 290 basis points primarily as a result of expense leverage on higher sales.

Income from operations. Income from operations increased $40.1 million, or 399.0%, to $50.1 million for the thirteen weeks ended September 25, 2021 from $10.0 million for the thirteen weeks ended September 26, 2020. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 16.0% and 5.4% for the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively.

Interest expense. Interest expense was $1.2 million and $2.4 million for the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively. The decrease in interest expense was primarily the result of a lower debt balance in the current-year period compared to the prior-year period.

Income tax expense. Income tax expense was $11.1 million for the thirteen weeks ended September 25, 2021, compared to $2.0 million for the thirteen weeks ended September 26, 2020. Our effective tax rate was 22.7% and 25.6% for the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively. The tax rate for the thirteen weeks ended September 25, 2021 was lower than the tax rate for the thirteen weeks ended September 26, 2020, primarily due to a higher tax benefit due to income tax accounting for share-based compensation compared to a lower tax benefit in the thirteen weeks ended September 26, 2020.

Net income. Net income was $37.9 million for the thirteen weeks ended September 25, 2021 compared to $5.8 million for the thirteen weeks ended September 26, 2020. The increase in net income was primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $40.6 million, or 211.5%, to $59.8 million for the thirteen weeks ended September 25, 2021 from $19.2 million for the thirteen weeks ended September 26, 2020. Adjusted EBIT increased $40.2 million, or 310.8%, to $53.1 million for the thirteen weeks ended September 25, 2021 from $12.9 million for the thirteen weeks ended September 26, 2020. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in net sales and gross profit and a decrease in SG&A as a percentage of net sales.

Twenty-Six Weeks Ended September 25, 2021 Compared to Twenty-Six Weeks Ended September 26, 2020

Note: Comparisons to the twenty-six weeks ended September 26, 2020 reflect the effect the COVID-19 crisis had on our results during such time period.

Net sales. Net sales increased $286.8 million, or 86.3%, to $619.0 million for the twenty-six weeks ended September 25, 2021 from $332.3 million for the twenty-six weeks ended September 26, 2020. Consolidated same store sales increased 69.1%. Excluding the impact of the 24.4% increase in e-commerce same store sales, same store sales increased by 81.5%. The increase in net sales was the result of an increase of 69.1% in same store sales, the sales contribution from temporarily closed stores that were excluded from the comp base, and the incremental sales from new stores opened over the past twelve months. Net sales in the twenty-six weeks ended September 26, 2020 were adversely impacted by decreases in retail store sales resulting from decreased traffic in our stores from customers staying at home in response to the COVID-19 crisis and temporary store closures.

Gross profit. Gross profit increased $138.9 million, or 145.1%, to $234.6 million for the twenty-six weeks ended September 25, 2021 from $95.7 million for the twenty-six weeks ended September 26, 2020. As a percentage of net sales, gross profit was 37.9% and 28.8% for the twenty-six weeks ended September 25, 2021 and September 26, 2020, respectively. Gross profit increased primarily due to higher sales. The increase in gross profit rate of 910 basis points was driven by 520 basis points of leverage in buying and occupancy costs as a result of expense leverage on higher sales, and a 390 basis point increase in merchandise margin rate. Merchandise margin rate increased 390 basis points primarily as a result of better full-price selling, the increased penetration of store sales when compared to the prior year, and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $47.0 million, or 56.0%, to $130.8 million for the twenty-six weeks ended September 25, 2021 from $83.9 million for the twenty-six weeks ended September 26, 2020. The increase in SG&A expenses was primarily a result of higher store payroll, higher overhead and increased marketing expenses in the current-year period compared to the prior-year period which was impacted by COVID-19. As a percentage of net sales, SG&A decreased by 410 basis points to 21.1% for the twenty-six weeks ended September 25, 2021 from 25.2% for the twenty-six weeks ended September 26, 2020. SG&A expenses as a percentage of net sales decreased by 410 basis points primarily as a result of expense leverage on higher sales.

Income from operations. Income from operations increased $91.9 million, or 776.3%, to $103.8 million for the twenty-six weeks ended September 25, 2021 from $11.8 million for the twenty-six weeks ended September 26, 2020. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 16.8% and 3.6% for the twenty-six weeks ended September 25, 2021 and September 26, 2020, respectively.

Interest expense. Interest expense was $3.7 million and $5.0 million for the twenty-six weeks ended September 25, 2021 and September 26, 2020, respectively. Interest expense in the twenty-six weeks ended September 25, 2021 includes the write off of $0.9 million in debt issuance costs and debt discount associated with the $61.5 million prepayment on the 2015 Golub Term Loan. Excluding the write off, interest expense was $2.8 million for the twenty-six weeks ended September 25, 2021 compared to $5.0 million for the twenty-six weeks ended September 26, 2020. The decrease in interest expense was primarily the result of a lower debt balance in the current-year period compared to the prior-year period.

Income tax expense. Income tax expense was $21.6 million for the twenty-six weeks ended September 25, 2021, compared to $1.7 million for the twenty-six weeks ended September 26, 2020. Our effective tax rate was 21.6% and 24.3% for the twenty-six weeks ended September 25, 2021 and September 26, 2020, respectively. The tax rate for the twenty-six weeks ended September 25, 2021 was lower than the tax rate for the twenty-six weeks ended September 26, 2020, primarily due to a higher tax benefit due to income tax accounting for share-based compensation compared to a lower tax benefit in the twenty-six weeks ended September 26, 2020.

Net income. Net income was $78.5 million for the twenty-six weeks ended September 25, 2021 compared to $5.3 million for the twenty-six weeks ended September 26, 2020. The increase was primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $94.9 million, or 335.6%, to $123.2 million for the twenty-six weeks ended September 25, 2021 from $28.3 million for the twenty-six weeks ended September 26, 2020. Adjusted EBIT increased $94.0 million, or 576.8%, to $110.3 million for the twenty-six weeks ended September 25, 2021 from $16.3 million for the twenty-six weeks ended September 26, 2020. The increase in Adjusted EBITDA and

Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in net sales and gross profit and a decrease in SG&A as a percentage of net sales.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2022 will be between $36.0 million and $39.0 million (including the capital expenditures made during the twenty-six weeks ended September 25, 2021), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, we entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which is currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. On July 26, 2021, the Company entered in an amendment, increasing the aggregate revolving credit facility to $180.0 million. The amount outstanding under the June 2015 Wells Fargo Revolver as of both September 25, 2021 and March 27, 2021 was zero. Total interest expense incurred in the thirteen and twenty-six weeks ended September 25, 2021 on the June 2015 Wells Fargo Revolver was $0.1 million and $0.3 million, respectively. Total interest expense incurred in the thirteen and twenty-six weeks ended September 26, 2020 on the June

2015 Wells Fargo Revolver was $0.4 million and $1.0 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 26, 2020 was 1.4%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at our option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR Loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date, which was originally June 29, 2021 but is now June 29, 2023. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the Company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. During the twenty-six weeks ended September 25, 2021, the Company made voluntary prepayments on the term loan facility totaling $61.5 million, reducing the outstanding principal balance to $50.0 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. Total interest expense incurred in the thirteen and twenty-six weeks ended September 25, 2021 on the 2015 Golub Term Loan was $0.7 million and $1.9 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 25, 2021 was 5.5%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 26, 2020 on the 2015 Golub Term Loan was $1.6 million and $3.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 26, 2020 was 5.5%.

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

Each of the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. On May 26, 2017, the Company entered into an amendment to the 2015 Golub Term Loan (the “2017 Golub Amendment”). The 2017 Golub Amendment changed the maximum Consolidated Total Net Leverage Ratio requirements to 4.00:1.00 as of December 29, 2018 and for all subsequent periods. The 2019 Golub Amendment maintains the same maximum Consolidated Total Net Leverage Ratio requirements. The June 2015 Wells Fargo Revolver and 2015 Golub Term Loan also require us to pay additional interest of 2.0% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of September 25, 2021, the fair value of these embedded derivatives was estimated and was not significant.

As of September 25, 2021, we were in compliance with the June 2015 Wells Fargo Revolver and the 2015 Golub Term Loan debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $39.5 million as of September 25, 2021 compared to $73.1 million as of March 27, 2021.

The following table presents summary cash flow information for the periods indicated:

	Twenty-Six Weeks Ended
	September 25,	September 26,
(in thousands)	2021	2020
Net cash provided by/(used in):
Operating activities	$48,628	$43,891
Investing activities	(22,251)	(14,881)
Financing activities	(59,980)	(62,901)
Net decrease in cash	$(33,603)	$(33,891)

Operating Activities

Net cash provided by operating activities was $48.6 million for the twenty-six weeks ended September 25, 2021. The significant components of cash flows provided by operating activities were net income of $78.5 million, the add-back of non-cash depreciation and intangible asset amortization expense of $12.9 million, and stock-based compensation expense of $6.0 million. Accounts payable and accrued expenses and other current liabilities increased by $50.9 million due to the timing of payments. Inventory increased by $74.5 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $22.3 million for the twenty-six weeks ended September 25, 2021, which was attributable to $22.3 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $14.9 million for the twenty-six weeks ended September 26, 2020, which was primarily attributable to $14.9 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $60.0 million for the twenty-six weeks ended September 25, 2021. We repaid $61.9 million on our debt and finance lease obligations during the period and paid $2.6 million in taxes related to the vesting of restricted stock. We also received $4.5 million from the exercise of stock options.

Net cash used in financing activities was $62.9 million for the twenty-six weeks ended September 26, 2020. We repaid $62.4 million on our debt and finance lease obligations during the period. We also paid $0.5 million in taxes related to the vesting restricted stock.

Contractual Obligations

During the thirteen and twenty-six weeks ended September 25, 2021, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2021 10-K, other than those which occur in the normal course of business.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of September 25, 2021, we had zero outstanding under the June 2015 Wells Fargo Revolver and $50.0 million under the 2015 Golub Term Loan. The annual impact of a 1.0% rate change on the outstanding total debt balance as of September 25, 2021 would be approximately $0.5 million.

As of September 25, 2021, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2021 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 25, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 25, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 25, 2021, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: October 28, 2021	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2021	/s/ Gregory V. Hackman
Gregory V. Hackman
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)