Form 10-Q
period 2021-12-25
Boot Barn Holdings, Inc.
filed 2022-01-28
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 25, 2021

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

As of January 26, 2022, the registrant had 29,670,122 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Thirty-Nine Weeks Ended December 25, 2021

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 25,	March 27,
	2021	2021

Assets
Current assets:
Cash and cash equivalents	$114,714	$73,148
Accounts receivable, net	7,891	12,771
Inventories	385,642	275,760
Prepaid expenses and other current assets	54,258	12,777
Total current assets	562,505	374,456
Property and equipment, net	136,716	110,444
Right-of-use assets, net	226,898	186,827
Goodwill	197,502	197,502
Intangible assets, net	60,831	60,885
Other assets	3,525	3,467
Total assets	$1,187,977	$933,581
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$189,229	$104,641
Accrued expenses and other current liabilities	157,401	77,615
Short-term lease liabilities	41,741	39,400
Total current liabilities	388,371	221,656
Deferred taxes	22,682	21,993
Long-term portion of notes payable, net	—	109,781
Long-term lease liabilities	218,915	181,836
Other liabilities	4,730	3,424
Total liabilities	634,698	538,690

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; December 25, 2021 - 100,000 shares authorized, 29,803 shares issued; March 27, 2021 - 100,000 shares authorized, 29,348 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	197,176	183,815
Retained earnings	360,764	213,027
Less: Common stock held in treasury, at cost, 133 and 96 shares at December 25, 2021 and March 27, 2021, respectively	(4,664)	(1,954)
Total stockholders’ equity	553,279	394,891
Total liabilities and stockholders’ equity	$1,187,977	$933,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020

Net sales	$485,904	$302,338	$1,104,948	$634,619
Cost of goods sold	294,245	195,529	678,711	432,119
Gross profit	191,659	106,809	426,237	202,500
Selling, general and administrative expenses	99,467	65,183	230,288	149,034
Income from operations	92,192	41,626	195,949	53,466
Interest expense	1,667	2,303	5,392	7,327
Other income, net	43	152	161	294
Income before income taxes	90,568	39,475	190,718	46,433
Income tax expense	21,337	9,909	42,981	11,599
Net income	$69,231	$29,566	$147,737	$34,834

Earnings per share:
Basic	$2.34	$1.02	$5.01	$1.21
Diluted	$2.27	$1.00	$4.86	$1.19
Weighted average shares outstanding:
Basic	29,637	28,912	29,518	28,866
Diluted	30,443	29,581	30,382	29,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 27, 2021	29,348	$3	$183,815	$213,027	(96)	$(1,954)	$394,891
Net income	—	—	—	40,645	—	—	40,645
Issuance of common stock related to stock-based compensation	313	—	3,616	—	—	—	3,616
Tax withholding for net share settlement	—	—	—	—	(34)	(2,476)	(2,476)
Stock-based compensation expense	—	—	3,201	—	—	—	3,201
Balance at June 26, 2021	29,661	$3	$190,632	$253,672	(130)	$(4,430)	$439,877
Net income	—	—	—	37,861	—	—	37,861
Issuance of common stock related to stock-based compensation	73	—	924	—	—	—	924
Tax withholding for net share settlement	—	—	—	—	(2)	(172)	(172)
Stock-based compensation expense	—	—	2,767	—	—	—	2,767
Balance at September 25, 2021	29,734	$3	$194,323	$291,533	(132)	$(4,602)	$481,257
Net income	—	—	—	69,231	—	—	69,231
Issuance of common stock related to stock-based compensation	69	—	1,014	—	—	—	1,014
Tax withholding for net share settlement	—	—	—	—	(1)	(62)	(62)
Stock-based compensation expense	—	—	1,839	—	—	—	1,839
Balance at December 25, 2021	29,803	$3	$197,176	$360,764	(133)	$(4,664)	$553,279

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2020	28,880	$3	$169,249	$153,641	(71)	$(1,200)	$321,693
Net loss	—	—	—	(490)	—	—	(490)
Issuance of common stock related to stock-based compensation	65	—	4	—	—	—	4
Tax withholding for net share settlement	—	—	—	—	(20)	(485)	(485)
Stock-based compensation expense	—	—	1,824	—	—	—	1,824
Balance at June 27, 2020	28,945	$3	$171,077	$153,151	(91)	$(1,685)	$322,546
Net income	—	—	—	5,758	—	—	5,758
Issuance of common stock related to stock-based compensation	13	—	57	—	—	—	57
Tax withholding for net share settlement	—	—	—	—	(1)	(32)	(32)
Stock-based compensation expense	—	—	1,705	—	—	—	1,705
Balance at September 26, 2020	28,958	$3	$172,839	$158,909	(92)	$(1,717)	$330,034
Net income	—	—	—	29,566	—	—	29,566
Issuance of common stock related to stock-based compensation	86	—	1,544	—	—	—	1,544
Tax withholding for net share settlement	—	—	—	—	(1)	(18)	(18)
Stock-based compensation expense	—	—	1,482	—	—	—	1,482
Balance at December 26, 2020	29,044	$3	$175,865	$188,475	(93)	$(1,735)	$362,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 25,	December 26,
	2021	2020

Cash flows from operating activities
Net income	$147,737	$34,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,800	17,919
Stock-based compensation	7,807	5,011
Amortization of intangible assets	54	67
Noncash lease expense	28,701	25,342
Amortization and write-off of debt issuance fees and debt discount	1,834	663
Loss on disposal of assets	150	23
(Gain)/loss on adjustment of right-of-use assets and lease liabilities	(258)	295
Store impairment charge	—	384
Deferred taxes	689	(1,150)
Changes in operating assets and liabilities:
Accounts receivable, net	5,797	4,242
Inventories	(109,882)	42,709
Prepaid expenses and other current assets	(41,596)	(818)
Other assets	(608)	(687)
Accounts payable	84,411	9,753
Accrued expenses and other current liabilities	73,490	42,219
Other liabilities	1,306	789
Operating leases	(28,876)	(24,991)
Net cash provided by operating activities	$190,556	$156,604
Cash flows from investing activities
Purchases of property and equipment	$(39,749)	$(20,508)
Net cash used in investing activities	$(39,749)	$(20,508)
Cash flows from financing activities
Payments on line of credit - net	$—	$(129,900)
Repayments on debt and finance lease obligations	(112,085)	(487)
Tax withholding payments for net share settlement	(2,710)	(535)
Proceeds from the exercise of stock options	5,554	1,605
Net cash used in financing activities	$(109,241)	$(129,317)
Net increase in cash and cash equivalents	41,566	6,779
Cash and cash equivalents, beginning of period	73,148	69,563
Cash and cash equivalents, end of period	$114,714	$76,342

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$41,694	$3,684
Cash paid for interest	$3,497	$6,731
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$9,620	$3,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company, Recent Developments and Basis of Presentation

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 29,802,847 issued and 29,669,954 outstanding shares of common stock as of December 25, 2021. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the internet. The Company operated a total of 289 stores in 37 states as of December 25, 2021 and 273 stores in 36 states as of March 27, 2021. As of December 25, 2021, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended December 25, 2021 and December 26, 2020 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (collectively with Sheplers, LLC, “Sheplers”). On September 26, 2021, Sheplers, Inc. and Sheplers Holding Corporation each were converted to limited liability companies, Sheplers, LLC and Sheplers Holding LLC, respectively. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 4, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of December 25, 2021.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $4.1 million as of December 25, 2021 and $2.7 million as of December 26, 2020. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	December 25, 2021	December 26, 2020
Beginning balance as of March 27, 2021 and March 28, 2020, respectively	$2,485	$2,076
Year-to-date provisions	10,971	4,967
Year-to-date award redemptions	(9,333)	(4,346)
Ending balance	$4,123	$2,697

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

Gift Card Program
(in thousands)	December 25, 2021	December 26, 2020
Beginning balance as of March 27, 2021 and March 28, 2020, respectively	$11,569	$10,118
Year-to-date issued	24,354	14,181
Year-to-date redemptions	(14,199)	(8,893)
Ending balance	$21,724	$15,406

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Footwear	44%	49%	48%	53%
Apparel	39%	36%	36%	32%
Hats, accessories and other	17%	15%	16%	15%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Stores	82%	80%	84%	80%
E-commerce	18%	20%	16%	20%
Total	100%	100%	100%	100%

3. Intangible Assets, Net and Goodwill

Net intangible assets as of December 25, 2021 and March 27, 2021 consisted of the following (in thousands, except for weighted average useful life):

	December 25, 2021
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$345	$(191)	$154	5.0
Trademarks—definite lived	15	(15)	—	3.0
Total definite lived	360	(206)	154
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(206)	$60,831

	March 27, 2021
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists	$345	$(137)	$208	5.0
Trademarks-definite lived	15	(15)	—	3.0
Total definite lived	360	(152)	208
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(152)	$60,885

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen weeks ended December 25, 2021 and December 26, 2020, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled less than $0.1 million for both the thirty-nine weeks ended December 25, 2021 and December 26, 2020, and is included in selling, general and administrative expenses.

As of December 25, 2021, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2022	$18
2023	62
2024	54
2025	20
2026	-
Thereafter	-
Total	$154

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both December 25, 2021 and March 27, 2021. As of December 25, 2021, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During both the thirteen and thirty-nine weeks ended December 25, 2021, the Company did not record any long-lived asset impairment charges. During the thirteen and thirty-nine weeks ended December 26, 2020, the Company recorded long-lived asset impairment charges of zero and $0.7 million, respectively, related to its stores. These long-lived asset impairment charges related to right-of-use assets and property, plant and equipment associated with our stores.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. On July 26, 2021, the Company entered into an amendment, increasing the aggregate revolving credit facility to $180.0 million. The amount outstanding under the June 2015 Wells Fargo Revolver as of both December 25, 2021 and March 27, 2021 was zero. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 25, 2021 on the June 2015 Wells Fargo Revolver was $0.2 million and $0.5 million, respectively. Total interest expense incurred in the thirteen weeks and thirty-nine weeks ended December 26, 2020 on the June 2015 Wells Fargo Revolver was $0.3 million and $1.3 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 26, 2020 was 1.7%.

During the thirty-nine weeks ended December 25, 2021, the Company repaid the remaining $111.5 million outstanding principal under the 2015 Golub Term Loan and terminated the agreement. Total interest expense incurred in the thirteen weeks and thirty-nine weeks ended December 25, 2021 on the 2015 Golub Term Loan was $0.6 million and $2.5 million and the weighted average interest rate for the thirteen weeks ended December 25, 2021 was 5.5%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 26, 2020 on the 2015 Golub Term Loan was $1.6 million and $4.7 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 26, 2020 was 5.9%.

All obligations under the June 2015 Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the June 2015 Wells Fargo Revolver.

The June 2015 Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default, and requires the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The June 2015 Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 25, 2021, the fair value of this embedded derivative was estimated and was not significant. As of December 25, 2021, the Company was in compliance with the June 2015 Wells Fargo Revolver debt covenants.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment and 2019 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.2 million and $0.3 million as of December 25, 2021 and March 27, 2021, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $7.1 million were incurred under the 2015 Golub Term Loan, 2017 Golub Amendment and 2019 Golub Amendment and are included as a reduction of the current and non-current notes payable on the condensed consolidated balance sheets. During the thirty-nine weeks ended December 25, 2021, the Company made voluntary prepayments on the term loan facility totaling $111.5 million, reducing the outstanding principal balance to zero. As a result of these prepayments, $1.4 million of debt issuance costs and debt discount associated with the 2015 Golub Term Loan were written off to interest expense. Total unamortized debt issuance costs and debt discount were zero and $1.7 million as of December 25, 2021 and March 27, 2021, respectively.

The following sets forth the balance sheet information related to the term loan:

	December 25,	March 27,
(in thousands)	2021	2021
Term Loan	$—	$111,500
Unamortized value of the debt issuance costs and debt discount	—	(1,719)
Net carrying value	$—	$109,781

Total amortization expense of $0.1 million and $0.2 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan are included as components of interest expense in the thirteen weeks ended December 25, 2021 and December 26, 2020, respectively. Interest expense in the thirteen weeks ended December 25, 2021 also includes the write-off of $0.5 million of debt issuance costs and debt discount associated with the 2015 Golub Term Loan.

Total amortization expense of $0.4 million and $0.7 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as component of interest expense in the thirty-nine weeks ended December 25, 2021 and December 26, 2020, respectively. Interest expense in the thirty-nine weeks ended December 25, 2021 also includes the write-off of $1.4 million of debt issuance costs and debt discount associated with the 2015 Golub Term Loan.

5. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock. As of December 25, 2021, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock. As of December 25, 2021, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed in Note 9, “Stock-Based Compensation”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 13, 2021.

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock. As of December 25, 2021, all awards granted by the Company under the 2020 Plan to date have been restricted stock units or performance share units. Restricted stock units vest over service periods of one or four years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

Non-Qualified Stock Options

During both the thirteen weeks ended December 25, 2021 and December 26, 2020, the Company did not grant options to purchase shares.

During the thirty-nine weeks ended December 25, 2021, the Company did not grant options to purchase shares.

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

During both the thirteen and thirty-nine weeks ended December 25, 2021, and the thirteen weeks ended December 26, 2020, there were no stock options granted. The fair value of stock options granted during the thirty-nine weeks ended December 26, 2020 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Expected option term(1)	N/A	N/A	N/A			6.3	years
Expected volatility factor(2)	N/A	N/A	N/A	57.0%	-	58.4%
Risk-free interest rate(3)	N/A	N/A	N/A	0.3%	-	0.4%
Expected annual dividend yield	N/A	N/A	N/A			0%
(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s stock and its competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period.

The following table summarizes the stock award activity for the thirty-nine weeks ended December 25, 2021:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at March 27, 2021	1,111,919	$20.94
Granted	—	$—
Exercised	(348,155)	$15.95		$24,799
Cancelled, forfeited or expired	(15,236)	$21.20
Outstanding at December 25, 2021	748,528	$23.25	6.7	$70,045
Vested and expected to vest after December 25, 2021	748,528	$23.25	6.7	$70,045
Exercisable at December 25, 2021	97,353	$19.69	5.0	$9,457

A summary of the status of non-vested stock options as of December 25, 2021 including changes during the thirty-nine weeks ended December 25, 2021 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 27, 2021	952,929	$8.36
Granted	—	$—
Vested	(286,518)	$6.78
Nonvested shares forfeited	(15,236)	$9.39
Nonvested at December 25, 2021	651,175	$9.04

Restricted Stock Units

During the thirteen weeks ended December 25, 2021, the Company granted 1,387 restricted stock units to an employee under the 2020 Plan. The shares granted vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The grant date fair value of these awards for the thirteen weeks ended December 25, 2021 totaled $0.1 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

During the thirty-nine weeks ended December 25, 2021, the Company granted 65,662 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for the thirty-nine weeks ended December 25, 2021 totaled $5.2 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing the date of grant.

During the thirteen weeks ended December 26, 2020, the Company did not grant any restricted stock units.

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

Performance Share Units

During the thirteen weeks ended December 25, 2021, the Company did not grant any performance share units.

During the thirty-nine weeks ended December 25, 2021, the company granted 33,571 performance share units to various employees under the 2020 Plan with a grant date fair value of $2.6 million.

During the thirteen and thirty-nine weeks ended December 26, 2020, the Company did not grant any performance share units.

The performance share units granted during the thirty-nine weeks ended December 25, 2021 are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period beginning March 28, 2021 and ending March 30, 2024. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of performance shares to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance units to vest will be 0%, if the performance goals are at the threshold level, the number of performance units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance units to vest will be 200% of the target amounts, each subject to continued service through the last day of the performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award.

The grant date fair value of the performance share units granted during the thirty-nine weeks ended December 25, 2021 was initially measured using the Company's closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, stock compensation expense would be reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

Stock-Based Compensation Expense

Stock-based compensation expense was $1.8 million and $1.5 million for the thirteen weeks ended December 25, 2021 and December 26, 2020, respectively. Stock-based compensation expense was $7.8 million and $5.0 million for the thirty-nine weeks ended December 25, 2021 and December 26, 2020, respectively. Stock-based compensation expense of $0.2 million was recorded in cost of goods sold in the condensed consolidated statements of operations for each of the thirteen weeks ended December 25, 2021 and December 26, 2020. Stock-based compensation expense of $1.2 million and $0.9 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirty-nine weeks ended December 25, 2021 and December 26, 2020, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of December 25, 2021, there was $2.6 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 1.75 years. As of December 25, 2021, there was $5.4 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.64 years. As of December 25, 2021, there was $2.8 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.27 years.

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

On May 8, 2019, Sheplers, LLC (formerly known as Sheplers, Inc. prior to September 26, 2021), a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of December 25, 2021.

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 34-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. As of December 25, 2021, the Company has recorded an amount for the estimated probable loss, which is not material to the condensed consolidated financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease ROU assets is performed on a straight-line basis and recorded as part of rent expense in costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations. ROU assets are tested for impairment in the same manner as long-lived assets. During both the thirteen and thirty-nine weeks ended December 25, 2021, the Company did not record ROU asset impairment charges related to its stores. During the thirteen and thirty-nine weeks ended December 26, 2020, the Company recorded ROU asset impairment charges of zero and $0.3 million, respectively, related to its stores.

ROU assets and lease liabilities as of December 25, 2021 and March 27, 2021 consist of the following:

	Balance Sheet Classification	December 25, 2021 (in thousands)	March 27, 2021 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$10,510	$8,036
Operating lease assets	Right-of-use assets, net	216,388	178,791
Total lease assets		$226,898	$186,827

Liabilities
Current
Finance	Short-term lease liabilities	$1,250	$1,164
Operating	Short-term lease liabilities	40,491	38,236
Total short-term lease liabilities		$41,741	$39,400

Non-Current
Finance	Long-term lease liabilities	$15,969	$13,507
Operating	Long-term lease liabilities	202,946	168,329
Total long-term lease liabilities		$218,915	$181,836
Total lease liabilities		$260,656	$221,236

Total lease costs for the thirteen and thirty-nine weeks ended December 25, 2021 and December 26, 2020 were:

		Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	Statement of Operations Classification	December 25, 2021	December 26, 2020		December 25, 2021	December 26, 2020
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	$256	$200		$675	$648
Interest on lease liabilities	Interest expense	188	209		587	589
Total finance lease cost		$444	$409		$1,262	$1,237

Operating lease cost	Cost of goods sold	$12,356	$10,931		$35,860	$32,587
Operating lease cost	Selling, general and administrative expenses	347	702		1,027	966
Short-term lease cost	Cost of goods sold	1,468	633	*	2,617	1,302	**
Short-term lease cost	Selling, general and administrative expenses	71	76	*	183	271	**
Variable lease cost	Cost of goods sold	5,751	3,511	*	14,486	10,358	**
Variable lease cost	Selling, general and administrative expenses	109	114	*	331	332	**
Sublease income	Cost of goods sold	—	(156)		—	(468)
Total lease cost		$20,546	$16,220		$55,766	$46,585

*Amounts disclosed above for short-term lease cost recorded in selling, general, and administrative expenses and in costs of goods sold, as well as amounts for variable lease cost recorded in selling, general, and administrative expenses and in costs of goods sold, for the thirteen weeks ended December 26, 2020 have been corrected from amounts previously reported of $709, $0, $584, and $0, respectively.

**Amounts disclosed above for short-term lease cost recorded in selling, general, and administrative expenses and in costs of goods sold, as well as amounts for variable lease cost recorded in selling, general, and administrative expenses and in costs of goods sold, for the thirty-nine weeks ended December 26, 2020 have been corrected from amounts previously reported of $1,573, $0, $1,441, and $0, respectively.

The following table summarizes future lease payments as of December 25, 2021:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2022	$8,661	$403
2023	51,465	1,560
2024	49,679	1,544
2025	43,344	1,515
2026	36,428	1,552
Thereafter	95,934	16,114
Total	285,511	22,688
Less: Imputed interest	(42,074)	(5,469)
Present value of net lease payments	$243,437	$17,219

The following table includes supplemental lease information:

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	December 25, 2021	December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$37,753	$33,739
Operating cash flows from finance leases	—	2
Financing cash flows from finance leases	1,192	1,057
	$38,945	$34,798
Lease liabilities arising from new right-of-use assets
Operating leases	$66,557	$36,481
Finance leases	$3,148	$2,733

Weighted average remaining lease term (in years)
Operating leases	6.5	6.3
Finance leases	13.5	14.4

Weighted average discount rate
Operating leases	4.9%	6.0%
Finance leases	10.9%	12.1%

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

The income tax rate was 23.6% and 25.1% for the thirteen weeks ended December 25, 2021 and December 26, 2020, respectively, and 22.5% and 25.0% for the thirty-nine weeks ended December 25, 2021 and December 26, 2020, respectively. The tax rate for the thirteen and thirty-nine weeks ended December 25, 2021 was lower than the tax rate for the thirteen and thirty-nine weeks ended December 26, 2020, primarily due to a higher tax benefit due to income tax accounting for share-based compensation compared to a lower tax benefit in the thirteen and thirty-nine weeks ended December 26, 2020. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of December 25, 2021. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 25, 2021 and March 27, 2021, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. At December 25, 2021, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

9. Related Party Transactions

During the thirteen and thirty-nine weeks ended December 25, 2021 and December 26, 2020, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to $0.2 million and $0.1 million in the thirteen weeks ended December 25, 2021 and December 26, 2020, respectively. These capital expenditures amounted to $0.6 million and $0.2 million in the thirty-nine weeks ended December 25, 2021 and September 25, 2020, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheets. Certain members of the Company’s board of directors either currently serve on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and thirty-nine weeks ended December 25, 2021 and December 26, 2020 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 25,	December 26,	December 25,	December 26,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$69,231	$29,566	$147,737	$34,834

Weighted average basic shares outstanding	29,637	28,912	29,518	28,866
Dilutive effect of options and restricted stock	806	669	864	409
Weighted average diluted shares outstanding	30,443	29,581	30,382	29,275

Basic earnings per share	$2.34	$1.02	$5.01	$1.21
Diluted earnings per share	$2.27	$1.00	$4.86	$1.19

Options to purchase zero shares and 2,336 shares of common stock were outstanding during the thirteen weeks ended December 25, 2021 and December 26, 2020, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

Options to purchase zero shares and 932,823 shares of common stock were outstanding during the thirty-nine weeks ended December 25, 2021 and December 26, 2020, respectively, but were not included in the computation of weighted average diluted shares of common stock outstanding as the effect of doing so would have been anti-dilutive.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of December 25, 2021, we operated 289 stores in 37 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 25,	December 26,	December 25,	December 26,
(dollars in thousands)	2021	2020	2021	2020
Condensed Consolidated Statements of Operations Data:
Net sales	$485,904	$302,338	$1,104,948	$634,619
Cost of goods sold	294,245	195,529	678,711	432,119
Gross profit	191,659	106,809	426,237	202,500
Selling, general and administrative expenses	99,467	65,183	230,288	149,034
Income from operations	92,192	41,626	195,949	53,466
Interest expense	1,667	2,303	5,392	7,327
Other income, net	43	152	161	294
Income before income taxes	90,568	39,475	190,718	46,433
Income tax expense	21,337	9,909	42,981	11,599
Net income	$69,231	$29,566	$147,737	$34,834

Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.6%	64.7%	61.4%	68.1%
Gross profit	39.4%	35.3%	38.6%	31.9%
Selling, general and administrative expenses	20.5%	21.6%	20.8%	23.5%
Income from operations	19.0%	13.8%	17.7%	8.4%
Interest expense	0.3%	0.8%	0.5%	1.2%
Other income, net	—%	0.1%	—%	—%
Income before income taxes	18.6%	13.1%	17.3%	7.3%
Income tax expense	4.4%	3.3%	3.9%	1.8%
Net income	14.2%	9.8%	13.4%	5.5%
(1)	Percentages may not recalculate due to rounding.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBIT to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 25,	December 26,	December 25,	December 26,
(in thousands)	2021	2020	2021	2020
EBITDA, Adjusted EBITDA and Adjusted EBIT Reconciliations:
Net income	$69,231	$29,566	$147,737	$34,834
Income tax expense	21,337	9,909	42,981	11,599
Interest expense	1,667	2,303	5,392	7,327
Depreciation and intangible asset amortization	6,947	5,994	19,854	17,986
EBITDA	99,182	47,772	215,964	71,746
Non-cash stock-based compensation(a)	1,839	1,482	7,807	5,011
Non-cash accrual for future award redemptions(b)	828	697	1,470	767
Loss/(Gain) on disposal of assets(c)	61	(19)	151	23
(Gain)/Loss on adjustment of right-of-use assets and lease liabilities(d)	(12)	—	(259)	295
Store impairment charge(e)	—	—	—	384
Adjusted EBITDA	$101,898	$49,932	$225,133	$78,226
Depreciation and intangible asset amortization	(6,947)	(5,994)	(19,854)	(17,986)
Adjusted EBIT	$94,951	$43,938	$205,279	$60,240
(a)	Represents non-cash compensation expenses related to stock options, restricted stock units and performance share units granted to certain of our employees and directors.
(b)	Represents the non-cash accrual for future award redemptions in connection with our customer loyalty program.
(c)	Represents loss/(gain) on disposal of assets.
(d)	Represents (gain)/loss on adjustment of right-of-use assets and lease liabilities.
(e)	Represents store impairment charges recorded in order to reduce the carrying amount of the assets to their estimated fair values.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Selected Store Data:
Same Store Sales growth/(decline)	54.2%	4.6%	61.8%	(3.2)%
Stores operating at end of period	289	266	289	266
Total retail store square footage, end of period (in thousands)	3,063	2,787	3,063	2,787
Average store square footage, end of period	10,597	10,477	10,597	10,477
Average net sales per store (in thousands)	$1,372	$889	$3,218	$1,858

Thirteen Weeks Ended December 25, 2021 Compared to Thirteen Weeks Ended December 26, 2020

Net sales. Net sales increased $183.6 million, or 60.7%, to $485.9 million for the thirteen weeks ended December 25, 2021 from $302.3 million for the thirteen weeks ended December 26, 2020. Consolidated same store sales increased 54.2%. Excluding the impact of the 48.4% increase in e-commerce same store sales, same store sales increased by 55.7%. The increase in net sales was the result of an increase of 54.2% in same store sales, and the incremental sales from new stores opened over the past twelve months.

Gross profit. Gross profit increased $84.9 million, or 79.4%, to $191.7 million for the thirteen weeks ended December 25, 2021 from $106.8 million for the thirteen weeks ended December 26, 2020. As a percentage of net sales, gross profit was 39.4% and 35.3% for the thirteen weeks ended December 25, 2021 and December 26, 2020, respectively. Gross profit increased primarily due to higher sales. The increase in gross profit rate of 410 basis points was driven by 140 basis points of leverage in buying and occupancy costs as a result of expense leverage on higher sales, and a 270-basis point increase in merchandise margin rate. Merchandise margin rate increased 270 basis points primarily as a result of better full-price selling and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $34.3 million, or 52.6%, to $99.5 million for the thirteen weeks ended December 25, 2021 from $65.2 million for the thirteen weeks ended December 26, 2020. The increase in SG&A expenses was primarily a result of higher store payroll, higher store overhead and increased marketing expenses in the current-year period compared to the prior-year period. As a percentage of net sales, SG&A decreased by 110 basis points to 20.5% for the thirteen weeks ended December 25, 2021 from 21.6% for the thirteen weeks ended December 26, 2020. SG&A expenses as a percentage of net sales decreased by 110 basis points primarily as a result of expense leverage on higher sales.

Income from operations. Income from operations increased $50.6 million, or 121.5%, to $92.2 million for the thirteen weeks ended December 25, 2021 from $41.6 million for the thirteen weeks ended December 26, 2020. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 19.0% and 13.8% for the thirteen weeks ended December 25, 2021 and December 26, 2020, respectively.

Interest expense. Interest expense was $1.7 million and $2.3 million for the thirteen weeks ended December 25, 2021 and December 26, 2020, respectively. The decrease in interest expense was primarily the result of a lower debt balance in the current-year period compared to the prior-year period. Interest expense for the thirteen weeks ended December 25, 2021 includes the write off of $0.6 million in debt issuance costs and debt discount associated with the $50.0 million prepayment on the 2015 Golub Term Loan.

Income tax expense. Income tax expense was $21.3 million for the thirteen weeks ended December 25, 2021, compared to $9.9 million for the thirteen weeks ended December 26, 2020. Our effective tax rate was 23.6% and 25.1% for the thirteen weeks ended December 25, 2021 and December 26, 2020, respectively. The tax rate for the thirteen weeks ended December 25, 2021 was lower than the tax rate for the thirteen weeks ended December 26, 2020, primarily due to a higher tax benefit due to income tax accounting for share-based compensation compared to a lower tax benefit in the thirteen weeks ended December 26, 2020.

Net income. Net income was $69.2 million for the thirteen weeks ended December 25, 2021 compared to $29.6 million for the thirteen weeks ended December 26, 2020. The increase in net income was primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $52.0 million, or 104.1%, to $101.9 million for the thirteen weeks ended December 25, 2021 from $49.9 million for the thirteen weeks ended December 26, 2020. Adjusted EBIT increased $51.0 million, or 116.1%, to $95.0 million for the thirteen weeks ended December 25, 2021 from $43.9 million for the thirteen weeks ended December 26, 2020. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in net sales and gross profit and a decrease in SG&A as a percentage of net sales.

Thirty-Nine Weeks Ended December 25, 2021 Compared to Thirty-Nine Weeks Ended December 26, 2020

Note: Comparisons to the thirty-nine weeks ended December 26, 2020 reflect the effect the COVID-19 crisis had on our results during such time period.

Net sales. Net sales increased $470.3 million, or 74.1%, to $1.1 billion for the thirty-nine weeks ended December 25, 2021 from 634.6 million for the thirty-nine weeks ended December 26, 2020. Consolidated same store sales increased 61.8%. Excluding the impact of the 35.8% increase in e-commerce same store sales, same store sales increased by 68.7%. The increase in net sales was the result of an increase of 61.8% in same store sales, the sales contribution from temporarily closed stores that were excluded from the comp base, and the incremental sales from new stores opened over the past twelve months. Net sales in the thirty-nine weeks ended December 26, 2020 were adversely impacted by decreases in retail store sales resulting from decreased traffic in our stores from customers staying at home in response to the COVID-19 crisis and temporary store closures.

Gross profit. Gross profit increased $223.7 million, or 110.5%, to $426.2 million for the thirty-nine weeks ended December 25, 2021 from $202.5 million for the thirty-nine weeks ended December 26, 2020. As a percentage of net sales, gross profit was 38.6% and 31.9% for the thirty-nine weeks ended December 25, 2021 and December 26, 2020, respectively. Gross profit increased primarily due to higher sales. The increase in gross profit rate of 670 basis points was driven by 340 basis points of leverage in buying and occupancy costs as a result of expense leverage on higher sales, and a 330 basis point increase in merchandise margin rate. Merchandise margin rate increased 330 basis points primarily as a result of better full-price selling, the increased penetration of store sales when compared to the prior year, and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $81.3 million, or 54.5%, to $230.3 million for the thirty-nine weeks ended December 25, 2021 from $149.0 million for the thirty-nine weeks ended December 26, 2020. The increase in SG&A expenses was primarily a result of higher store payroll, higher store overhead and increased marketing expenses in the current-year period compared to the prior-year period which was impacted by COVID-19. As a percentage of net sales, SG&A decreased by 260 basis points to 20.8% for the thirty-nine weeks ended December 25, 2021 from 23.5% for the thirty-nine weeks ended December 26, 2020. SG&A expenses as a percentage of net sales decreased by 260 basis points primarily as a result of expense leverage on higher sales.

Income from operations. Income from operations increased $142.5 million, or 266.5%, to $195.9 million for the thirty-nine weeks ended December 25, 2021 from $53.5 million for the thirty-nine weeks ended December 26, 2020. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 17.7% and 8.4% for the thirty-nine weeks ended December 25, 2021 and December 26, 2020, respectively.

Interest expense. Interest expense was $5.4 million and $7.3 million for the thirty-nine weeks ended December 25, 2021 and December 26, 2020, respectively. Interest expense in the thirty-nine weeks ended December 25, 2021 includes the write off of $1.4 million in debt issuance costs and debt discount associated with the $111.5 million prepayment on the 2015 Golub Term Loan. Excluding the write off, interest expense was $4.0 million for the thirty-nine weeks ended December 25, 2021 compared to $7.3 million for the thirty-nine weeks ended December 26, 2020. The decrease in interest expense was primarily the result of a lower debt balance in the current-year period compared to the prior-year period.

Income tax expense. Income tax expense was $43.0 million for the thirty-nine weeks ended December 25, 2021, compared to $11.6 million for the thirty-nine weeks ended December 26, 2020. Our effective tax rate was 22.5% and 25.0% for the thirty-nine weeks ended December 25, 2021 and December 26, 2020, respectively. The tax rate for the thirty-nine weeks ended December 25, 2021 was lower than the tax rate for the thirty-nine weeks ended December 26, 2020, primarily due to a higher tax benefit due to income tax accounting for share-based compensation compared to a lower tax benefit in the thirty-nine weeks ended December 26, 2020.

Net income. Net income was $147.7 million for the thirty-nine weeks ended December 25, 2021 compared to $34.8 million for the thirty-nine weeks ended December 26, 2020. The increase was primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA increased $146.9 million, or 187.8%, to $225.1 million for the thirty-nine weeks ended December 25, 2021 from $78.2 million for the thirty-nine weeks ended December 26, 2020. Adjusted EBIT increased $145.0 million, or 240.8%, to $205.3 million for the thirty-nine weeks ended December 25, 2021 from $60.2 million for the thirty-nine weeks ended December 26, 2020. The increase in Adjusted EBITDA and Adjusted EBIT was primarily a result of the year-over-year increase in income from operations driven by an increase in net sales and gross profit and a decrease in SG&A as a percentage of net sales.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2022 will be between $41.0 million and $43.0 million (including the capital expenditures made during the thirty-nine weeks ended December 25, 2021), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

June 2015 Wells Fargo Revolver and 2015 Golub Term Loan

On June 29, 2015, we, as guarantor, and our wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced a previous Wells Fargo credit facility with the $125.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association (“June 2015 Wells Fargo Revolver”), is agent, and the $200.0 million syndicated senior secured term loan for which GCI Capital Markets LLC (“2015 Golub Term Loan”) was agent. During the thirty-nine weeks ended December 25, 2021, we repaid the remaining $111.5 million outstanding principal under the 2015 Golub Term Loan and terminated the agreement.

The borrowing base of the June 2015 Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, we entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which was then currently scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. On July 26, 2021, the Company entered in an amendment, increasing the aggregate revolving credit facility to $180.0 million. The amount outstanding under the June 2015 Wells Fargo Revolver as of both December 25, 2021 and March 27, 2021 was zero. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 25, 2021 on the June 2015 Wells Fargo Revolver was $0.2 million and $0.5 million, respectively. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 26, 2020 on the June 2015 Wells Fargo Revolver was $0.3 million and $1.3 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 26, 2020 was 1.7%.

Total interest expense incurred in the thirteen and thirty-nine weeks ended December 25, 2021 on the 2015 Golub Term Loan was $0.6 million and $2.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 25, 2021 was 5.5%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 26, 2020 on the 2015 Golub Term Loan was $1.6 million and $4.7 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 26, 2020 was 5.9%.

All obligations under the June 2015 Wells Fargo Revolver are unconditionally guaranteed by us and each of our direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the June 2015 Wells Fargo Revolver.

The June 2015 Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default, and requires the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The June 2015 Wells Fargo Revolver also requires us to pay additional interest of 2.0% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of December 25, 2021, the fair value of this embedded derivative was estimated and was not significant.

As of December 25, 2021, we were in compliance with the June 2015 Wells Fargo Revolver covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $114.7 million as of December 25, 2021 compared to $73.1 million as of March 27, 2021.

The following table presents summary cash flow information for the periods indicated:

	Thirty-Nine Weeks Ended
	December 25,	December 26,
(in thousands)	2021	2020
Net cash provided by/(used in):
Operating activities	$190,556	$156,604
Investing activities	(39,749)	(20,508)
Financing activities	(109,241)	(129,317)
Net increase in cash	$41,566	$6,779

Operating Activities

Net cash provided by operating activities was $190.6 million for the thirty-nine weeks ended December 25, 2021. The significant components of cash flows provided by operating activities were net income of $147.7 million, the add-back of non-cash depreciation and intangible asset amortization expense of $19.9 million, and stock-based compensation expense of $7.8 million. Accounts payable and accrued expenses and other current liabilities increased by $157.9 million due to the timing of payments. Inventory increased by $109.9 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $39.7 million for the thirty-nine weeks ended December 25, 2021, which was attributable to $39.7 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $20.5 million for the thirty-nine weeks ended December 26, 2020, which was primarily attributable to $20.5 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $109.2 million for the thirty-nine weeks ended December 25, 2021. We repaid $112.1 million on our debt and finance lease obligations during the period and paid $2.7 million in taxes related to the vesting of restricted stock. We also received $5.6 million from the exercise of stock options.

Net cash used in financing activities was $129.3 million for the thirty-nine weeks ended December 26, 2020. We repaid $130.4 million on our debt and finance lease obligations during the period. We also paid $0.5 million in taxes related to the vesting restricted stock. We also received $1.6 million from the exercise of stock options.

Contractual Obligations

During the thirteen and thirty-nine weeks ended December 25, 2021, there were no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2021 10-K, other than those which occur in the normal course of business.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of December 25, 2021, we had zero outstanding under the June 2015 Wells Fargo Revolver and zero outstanding under the 2015 Golub Term Loan.

As of December 25, 2021, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2021 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 25, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 25, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 25, 2021, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2021, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: January 27, 2022	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: January 27, 2022	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)