Form 10-K
period 2022-03-26
Boot Barn Holdings, Inc.
filed 2022-05-12
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 26, 2022
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $2.411 billion. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 10, 2022 was 29,737,251.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2022 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Fiscal Year

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2022, fiscal 2021, and fiscal 2020, which represent our fiscal years ended March 26, 2022, March 27, 2021 and March 28, 2020, respectively. Fiscal 2022, 2021 and 2020 were each 52-week periods.

PART I

Item 1. Business.

Our Company

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. With 300 stores in 38 states as of March 26, 2022, we have more than three times as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to grow our domestic store base to 900 stores. Our stores, which are typically freestanding or located in strip centers, average 10,600 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high-quality footwear and apparel. We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our motto, “Be True”, which communicates the genuine and enduring spirit of the Boot Barn brand.

Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends. Accordingly, approximately 75% of our store inventory is kept in stock through automated replenishment programs. Our boot selection, which comprises approximately one-third of each store’s selling square footage space, is merchandised on self-service fixtures with western boots arranged by size and work boots arranged by style and function. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market-leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western-style jewelry and accessories. Our western assortment includes many of the industry’s most sought-after brands, such as Ariat, Cinch, Cody James, Corral, Dan Post, Durango, El Dorado, Idyllwind, Justin, Laredo, Miss Me, Montana Silversmiths, Moonshine Spirit, Shyanne, Stetson, Tony Lama, Twisted X, Resistol and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety-toe boots and flame-resistant and high-visibility clothing. Among the top work brands sold in our stores are Carhartt, Cody James Work, Dickies, Georgia Boot, Hawx, Thorogood, Timberland Pro and Wolverine. Our merchandise is also available on our e-commerce websites.

Boot Barn was founded in 1978 and, over the past 44 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

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

Sheplers Acquisition

On June 29, 2015, we acquired Sheplers, Inc. and Sheplers Holding Corporation (now known as Sheplers, LLC and Sheplers Holding LLC, respectively, following the conversion of these entities to limited liability companies on September 26, 2021) (these entities collectively, “Sheplers”), a western lifestyle company with 25 retail locations across the United States and an e-commerce business. We refer to the acquisition as the “Sheplers Acquisition”. We financed the Sheplers Acquisition with borrowings under a senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (the “June 2015 Wells Fargo Revolver”), and a syndicated senior secured term loan for which GCI Capital Markets LLC was agent (the “2015 Golub Term Loan”). Through the Sheplers Acquisition, we added eight new markets, expanded both our Texas (Dallas and San Antonio) and Denver markets, and greatly increased our omni-channel capabilities as Sheplers had a leading e-commerce platform (“Sheplers e-

commerce”). We rebranded 19 of the 25 retail stores acquired through the Sheplers Acquisition, and closed the remaining six stores during fiscal 2016. The acquisition-date fair value of the consideration transferred totaled $149.3 million.

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

Strong e-commerce positioning. We offer a compelling shopping experience to our customers, including 300 brick-and-mortar stores combined with our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Bootbarn.com and sheplers.com offer a compelling every-day low price shopping experience catered towards a lifestyle customer with western roots and a strong work influence. Countryoutfitter.com has a curated assortment appealing to a more fashion-based country lifestyle customer. Each of our e-commerce sites has distinct brand positioning and provides a differentiated shopping experience to our customers.

Fast growing specialty retailer of western and work wear in the U.S. Our broad geographic footprint, which currently spans 38 states, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Loyal customer base. Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. Our customer loyalty program, B Rewarded, enhances our connection and relationship with our customers. Our loyalty program has grown rapidly since its inception in fiscal 2011 and as of March 26, 2022, includes approximately 5.8 million members who have purchased merchandise from us in the last three fiscal years. The majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our stores and e-commerce websites, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

Differentiated shopping experience. We deliver a one-stop shopping experience that engages our customers and, we believe, fulfills their lifestyle needs. Our stores are designed to create an inviting and engaging experience and include prominent storefront signage, a simple and easy-to-shop layout and a large and conveniently arranged self-service selection of boots. We offer significant inventory breadth and depth across a range of boots, apparel and accessories. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access millions of additional boots, apparel and other items from our e-commerce warehouse inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, same day delivery and in-store fulfillment of online purchases. We believe that our strong, long-lasting supplier relationships enhance our ability to provide a compelling merchandise assortment with a strong in-stock position both in-store and online. Our knowledgeable store associates are passionate about our merchandise and deliver a high level of service to our customers. These elements help promote customer loyalty and drive repeat visits.

Compelling merchandise assortment and strategy. We believe we offer a diverse merchandise assortment that features the most sought-after western and work wear brands, well-regarded niche brands and exclusive brands across a range of merchandise categories including boots, apparel and accessories. We have a core assortment of styles that serves as a foundation for our merchandising strategy and we augment and tailor that assortment by region to cater to local preferences.

Portfolio of exclusive brands. We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of brands exclusive to us, which primarily include Shyanne, Cody James, Moonshine Spirit, Idyllwind, Hawx, Cody James Work, El Dorado, Cleo + Wolf, Brothers & Sons, Rank 45 and Blue Ranchwear. Our exclusive brands are currently available in stores, on bootbarn.com, sheplers.com and countryoutfitter.com and offer high-quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our exclusive brands address product and price segments that we believe are underserved by third-party brands and has historically achieved better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our exclusive brands have been strong, demonstrated by their increasing penetration and sales momentum across our store base and e-commerce websites.

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

Our new store model requires an average net cash investment of approximately $1.2 million and targets an average payback period of three years. Our lean operating structure, coupled with our strong supplier relationships, has allowed us to grow with minimal supply chain investments as a portion of our products ship directly from our suppliers to our stores. We believe that our proven retail model and attractive unit economics support our ability to grow our store footprint in both new and existing markets across the U.S.

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

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Continuing omni-channel leadership. Our growing national footprint, social media following and broader marketing efforts drive traffic to our stores and e-commerce websites. We operate our e-commerce websites as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e-commerce websites, which reached more than 88 million total visits in fiscal 2022 compared to more than 69 million total visits in fiscal 2021, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access millions of additional boots, apparel and other items from our e-commerce warehouse inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, same day delivery and in-store fulfillment of online purchases. We have also made investments in our e-commerce infrastructure, including adding automation to our warehouses to support expanding e-commerce growth. Our e-commerce sales as a portion of total consolidated net sales were 15.5% and 18.6% in fiscal 2022 and fiscal 2021, respectively.

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

Building our exclusive brand portfolio. We believe we can achieve gross margin enhancement by increasing the penetration of our exclusive brand sales. As of March 26, 2022, our exclusive brands primarily include Shyanne, Cody James, Moonshine Spirit, Idyllwind, Hawx, Cody James Work, El Dorado, Cleo + Wolf, Brothers & Sons, Rank 45 and Blue Ranchwear, and are sold in our stores and on our e-commerce websites. Each of our exclusive brands, which address product and price segments that we believe are underserved by third-party brands, offers high quality exclusive products to our customers and has historically achieved better merchandise margins than the third-party brands that we carry.

Expanding our store base. Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2022, we opened 28 new stores with no acquisitions. We typically rebrand acquired stores within twelve months from the date of acquisition. Based on an extensive analysis, we believe that we have the potential to grow our domestic store base of 300 stores as of March 26, 2022 to approximately 900 stores over time. Over the long-term we plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made investments in personnel, information technology, warehouse infrastructure and e-commerce platforms to support the expansion of our operations.

Leveraging our economies of scale. We believe that we have a variety of opportunities to increase the profitability of our business over time. Our ability to leverage our infrastructure and drive store-level productivity due to economies of scale is expected to be a primary driver of our improvement in profitability. We intend to continually refine our merchandise mix and increase the penetration of our exclusive brands to help differentiate us from our competitors and achieve higher merchandise margins. We also expect to capitalize on additional economies of scale in purchasing and sourcing as we grow our geographic footprint and online presence.

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

Our Market Opportunity

We participate in the large, growing and highly fragmented western, country lifestyle and work wear markets of the broader apparel and footwear industry. We offer a variety of boots, apparel and accessories that are basics or necessities for our customers’ daily lives. Many of our customers are employed in the agriculture, oil and gas, manufacturing and construction industries, and are often country and western enthusiasts. We believe that growth in the western and country lifestyle markets will continue to be driven by the growth of western events, such as rodeos, the popularity of country music, growth in casual wear, affinity for outdoor activities, and the continued strength and endurance of the western lifestyle. We believe that growth in the work wear market will continue to be driven by increasing activity in construction and manufacturing. Additionally, government regulations for workplace safety have driven and, we believe, will continue to drive, sales in specific categories, such as safety-toe boots and flame-resistant and high-visibility clothing for various industrial and outdoor occupations.

Our Sales Channels

During fiscal 2022, we continued to enhance our omni-channel capabilities. Our current omni-channel presence consists of both brick-and-mortar stores as well as an e-commerce platform, consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com.

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

During fiscal 2022, we opened 28 new stores. As of March 26, 2022, our retail footprint included 300 stores in 38 states across the U.S. Two of our stores are operated under the “American Worker” name. Our American Worker stores primarily feature work-related footwear, apparel and accessories. We do not currently intend to open additional American Worker stores.

The following table shows the number of stores in each of the 38 states in which we operated as of March 26, 2022.

Number of
State	stores
Alabama	2
Arkansas	1
Arizona	17
California	56
Colorado	14
Delaware	1
Florida	8
Georgia	3
Idaho	3
Illinois	1
Indiana	5
Iowa	6
Kansas	4
Kentucky	3
Louisiana	6
Michigan	1
Minnesota	3
Mississippi	1
Missouri	3
Montana	4
Nebraska	2
Nevada	11
New Mexico	7
North Carolina	8
North Dakota	6
Ohio	3
Oklahoma	8
Oregon	4
Pennsylvania	6
South Carolina	3
South Dakota	2
Tennessee	12
Texas	64
Utah	2
Virginia	4
Washington	4
Wisconsin	3
Wyoming	9
Total	300

E-commerce

Our e-commerce websites are an integral part of our brand and allow us to further build awareness in our current markets and reach customers not served by our current geographic footprint. During fiscal 2022, we had more than 88 million total visits to our websites and we sold merchandise to customers in all 50 states. Approximately 2.9% of our total e-commerce revenue for fiscal 2022 was generated from customers outside of the United States. Such foreign-source revenue constituted approximately 0.5% of our overall net sales in fiscal 2022.

Our growing national footprint and broader marketing efforts drive traffic to our bootbarn.com website, which in turn also drives traffic to our stores. We believe that many customers, especially those shopping for boots, browse online at bootbarn.com and then visit our stores to make their purchases to ensure a proper fit. As a multi-channel retailer, we are implementing technology initiatives that integrate in-store and e-commerce platforms into one seamless customer experience. As an example, our stores have in-store touch screen devices that expand the product offering available to our in-store customers, including additional styles, colors and sizes not carried in the store. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, same day delivery and in-store fulfillment of online purchases.

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

Store expansion opportunities and site selection

We have substantial experience in opening stores in new and existing geographic markets. During the last three fiscal years, we have successfully added, on a net basis, 60 new stores through a combination of organic growth and strategic acquisitions. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co-tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high-traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high-density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

Based on a recent extensive internal and external analysis of our current customer base, store performance drivers and competitor penetration, we believe that the U.S. market supports the ability to grow our current domestic store base to approximately 900 stores. We utilized multiple methods for measuring market size, including a review of demographic and psychographic factors by core-based statistical areas across the United States. We supplemented that data by analyzing our share of the geographic markets in which we currently operate and extrapolating that share to new geographic markets. Based on our market analysis, we have created a regional and state-by-state development plan to strategically extend our store portfolio. Careful consideration was given to operational constraints and merchandising differences in new and existing markets, while balancing the relevant risks associated with opening stores in those markets.

Over the past several years, we have invested in construction and real estate resources, information technology and warehouse infrastructure to support the expansion of our operations. In addition, we have developed a model for new stores that assumes a leased 8,000 to 12,000 square foot space, requires an average net cash investment of approximately $1.2 million and targets an average payback period of three years. We believe that under this model we can grow our store base by approximately 10% annually over the next several years without substantially modifying our current resources and infrastructure.

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

Given the importance of both fit and function in selling much of our product, we utilize a well-developed sales, service and product training program. We provide more than 20 hours of training for new store associates, as well as ongoing product, sales and leadership training. Additionally, we provide home office and supplier-led workshops on products, selling skills and leadership at our annual three-day store manager meeting. Our store management training programs emphasize building skills that lead to effective store management and overall leadership. Our store managers are responsible for hiring and staffing our stores and are empowered with the sales, customer service and operational tools necessary to monitor employee and store performance. We believe that our continued investments in training our employees help drive loyalty from our store associates and, in turn, our customers. We are committed to providing the right merchandise solution for each of our customers based on the ultimate end use of our products. Our goal is to train each of our store associates to be able to guide a customer throughout a store and provide helpful knowledge on product fit, functions and features across our departments. Rather than rely heavily on sales commissions and supplier-specific incentive programs, we utilize a system under which the vast majority of our store associates’ compensation is based on an hourly wage. We believe that this produces a team-oriented culture, creates a less pressured selling environment and helps ensure that our store associates are focused on the specific needs of our customers.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. Historically, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles tend to be items that carry over from year to year with only minor updates. In fiscal 2022, fiscal 2021 and fiscal 2020 we generated approximately 33%, 34% and 34% of our net sales during our third fiscal quarter, respectively.

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

Our products

During fiscal 2022, our products contributed to overall sales in the following manner:

●	Gender—Men’s merchandise accounted for approximately 60% of our sales with the balance being ladies, kids and unisex merchandise.
●	Styling—Western styles comprised approximately 70% of our sales, with work-related and other styles making up the balance.
●	Product category—Boots accounted for 48% of our sales, with apparel comprising an additional 36% and the balance consisting of hats, gifts, accessories and home merchandise.

Throughout our long history we have maintained collaborative relationships with our key suppliers. These relationships, coupled with our scale, have allowed us to carry a wide selection of popular and niche brands, including Ariat, Carhartt Workwear, Cinch, Corral, Dan Post, Georgia Boot, Justin Boots, Keen, Rocky, Stetson, Timberland, Tony Lama, Twisted X, Wolverine and Wrangler. In many cases, we are one of the largest accounts of our suppliers and have become important as the largest specialty retailer of western and work wear in the U.S. As a result, we have several advantages relative to our competitors, including increased buying power and access to first-to-market or limited-edition products. This provides us with competitive differentiation and the ability to generate higher merchandise margins.

Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high-quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, under the brand name Moonshine Spirit, that reflect his lifestyle and personality. In fiscal 2019 we entered into a new partnership with country music artist Miranda Lambert, to develop a lifestyle brand, Idyllwind, inspired by her music and creative talents, which includes boots, apparel and accessories. In fiscal 2020 we developed two additional exclusive brands, Hawx and Cody James Work. These brands offer high quality work wear and work boots to our customers. We created these brands to address segments that we believe are underserved by third-party brands. In fiscal 2022 we developed four new exclusive brands, Cleo + Wolf, Brothers & Sons, Rank 45 and Blue Ranchwear. These brands expand our exclusive merchandise assortment to our country customer. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third-party brands both in our stores and on our e-commerce websites. In fiscal 2022, sales from our exclusive brand products accounted for approximately 28.3% of our consolidated sales including our stores and e-commerce websites. These exclusive brands differentiate us from our competitors and have historically produced higher incremental merchandise margins than the third-party brands that we carry.

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

Direct mail—We conduct several direct mail campaigns, and during fiscal 2022, we sent out approximately 7.4 million mailers, ranging in size from postcards to catalogs of approximately 50 pages.

E-mail—We e-mail our e-commerce customers and members of our B Rewarded loyalty program as part of our cross-channel effort to drive traffic to our stores and websites. We sent more than one billion e-mails in fiscal 2022.

Social media—We also have a marketing strategy that has produced a fast-growing social media presence, as evidenced by our strong following on Facebook and Instagram. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each.

Event sponsorship—We typically sponsor community-based western events each year within the regional footprint of our store locations. Houston Livestock Show and Rodeo, a well-known 20-day celebration of western heritage, is one of our most prominent sponsorships and attracts more than two million visitors to Houston, Texas, where we operate many stores in the area. We also sponsor the San Antonio Stock Show and Rodeo, an 18-day event with more than two million attendees. Other prominent sponsorships include Cheyenne Frontier Days, the largest outdoor rodeo in the U.S., the Professional Rodeo Cowboys Association and related National Finals Rodeo in Las Vegas, Nevada, Professional Bull Riders and the National High School Rodeo Association, which supports rodeos for competitors in high school and junior high school. At more prominent events, we often set up large pop-up shops which allow participants to purchase our merchandise.

Distribution

Our suppliers ship less than half of our in-store merchandise directly to our stores and a portion of our e-commerce merchandise to our e-commerce customers. The remaining units are either shipped from our distribution center located in Fontana, California, or from the distribution center in Wichita, Kansas, that we acquired as a result of the Sheplers Acquisition. Our distribution center in California primarily distributes our exclusive brand and volume discount purchases to our stores, and supplies inventory for sponsored events and new store openings. Our Wichita, Kansas distribution center fulfills our e-commerce orders. In accordance with our automated replenishment programs, third-party suppliers typically deliver merchandise to our stores daily, ensuring in-stock merchandise availability and a steady flow of new inventory for our customers.

Competition

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales presence, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. We also compete with farm supply stores and, to a lesser degree, mass merchants, some of which are significantly larger than us, but most of which realize only a small percentage of their total revenues from the sale of western and work wear. We have more than three times as many stores as our nearest direct competitor that sells primarily western and work wear and we believe that our nationally recognized lifestyle brand, economies of scale, breadth and depth of inventory across a variety of categories, strong in-stock position, portfolio of authentic exclusive brands, enhanced supplier partnerships, exclusive offerings and ability to recruit and retain high quality store associates favorably differentiate us from our competitors.

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

We have also invested in an information technology platform for our e-commerce websites, which acts as the foundation for our digital store fronts.

Intellectual property

We regard our trademarks as having value and as being important to our marketing efforts. We have registered our trademarks in the U.S., including our brand name “Boot Barn” and our exclusive brands. We have a registered trademark for the “Sheplers” and “Country Outfitter” brand names. We have foreign trademark protection in China and Hong Kong where we have registered our Boot Barn trademarks. We also own the domain name for our primary e-commerce websites, www.bootbarn.com, www.sheplers.com and www.countryoutfitter.com. Our policy is to pursue registration of our trademarks and to rigorously defend their infringement by third parties.

Our employees

As of March 26, 2022, we employed approximately 2,200 full-time and 6,200 part-time employees, of which approximately 1,000 were employed at our Store Support Center and distribution centers and approximately 7,400 were employed at our stores. The number of employees, especially part-time employees, fluctuates depending upon our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We have never experienced a strike or significant work stoppage.

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

We source many of our exclusive brand products from outside the U.S. The U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies and our supplier compliance agreements mandate compliance with applicable law, including these laws and regulations.

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

Risks Related to our Business

●	Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence, local economic conditions in our markets or changes in consumer preferences.
●	The ongoing COVID-19 pandemic may continue to adversely affect our business operations, growth strategies, store traffic, employee availability, financial condition, liquidity and cash flow for an extended period of time.
●	Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in markets where we have newly acquired stores and in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.
●	Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including the impacts of COVID-19 or geopolitical conditions including the rapidly evolving conflict between Russia and the Ukraine.
●	We face intense competition in our industry and we may be unable to compete effectively.
●	Our failure to adapt to new challenges that arise when expanding into new geographic markets could adversely affect our ability to profitably operate those stores and maintain our brand image.
●	Our continued growth depends upon successfully opening new stores as well as integrating any acquired stores, and our failure to successfully open new stores or integrate acquired stores could negatively affect our business and stock price.
●	As we expand our business, we may be unable to generate significant amounts of cash from operations.
●	Any significant change in our distribution model could initially have an adverse impact on our cash flows and results of operations.
●	If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.
●	Our efforts to improve and expand our exclusive product offerings may be unsuccessful, and implementing these efforts may divert our operational, managerial, financial and administrative resources, which could harm our competitive position and reduce our revenue and profitability.
●	A rise in the cost of fabric, raw materials, labor or transportation could increase our cost of merchandise and cause our results of operations and margins to decline.
●	We purchase merchandise based on sales projections and our purchase of too much or too little inventory may adversely affect our overall profitability.
●	If our suppliers and manufacturers fail to use acceptable labor or other practices, our reputation may be harmed, which could negatively impact our business.
●	If we lose key management personnel, our operations could be negatively impacted.
●	If we cannot attract, train and retain qualified employees, our business could be adversely affected.
●	Higher wage and benefit costs could adversely affect our business.
●	The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.
●	We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our products and adversely affect our operating results.
●	The adoption of new tax legislation could affect our financial performance.
●	We are required to make significant lease payments for our stores, Store Support Center and distribution center, which may strain our cash flow.
●	We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.

●	Any inability to balance our exclusive brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.
●	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
●	If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.
●	We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.
●	Our leverage may reduce our cash flow available to grow our business.
●	Our borrowings under the June 2015 Wells Fargo Revolver are at variable rates, exposing us to interest rate risk, including increases in interest rates resulting from changes in the determination of the London Interbank Offered Rate.
●	The June 2015 Wells Fargo Revolver contains restrictions and limitations that could significantly impact our ability to operate our business.
●	New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.
●	Our e-commerce businesses subject us to numerous risks that could have an adverse effect on our results of operations.
●	Our sales can significantly fluctuate based upon shopping seasons, which may cause our results of operations to fluctuate disproportionately on a quarterly basis.
●	We buy and stock merchandise based upon seasonal weather patterns and therefore unseasonable or extreme weather could negatively impact our sales, financial condition and results of operations.
●	If we fail to obtain and retain high-visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the celebrities that we partner with is impaired, our business may suffer.
●	Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.
●	Our failure to maintain adequate internal controls over our financial and management systems may cause errors in our financial reporting. These errors may cause a loss of investor confidence and result in a decline in the price of our common stock.
●	Litigation costs and the outcome of litigation could have a material adverse effect on our business.
●	We may be subject to liability if we, or our suppliers, infringe upon the intellectual property rights of third parties.
●	If we are unable to protect our intellectual property rights, our financial results may be negatively impacted.
●	Union attempts to organize our employees could negatively affect our business.
●	Issues with merchandise safety could damage our reputation, sales and financial results.
●	Violations of or changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.
●	We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to our management.
●	Terrorism or civil unrest could negatively affect our business.
●	If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Risks Related To Ownership of Our Common Stock

●	The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.
●	Anti-takeover provisions in our corporate organizational documents and current credit facility and under Delaware law may delay, deter or prevent a takeover of us and the replacement or removal of our management, even if such a change of control would benefit our stockholders.
●	If securities or industry analysts do not publish research and reports or publish inaccurate or unfavorable research and reports about our business, the price and trading volume of our common stock could decline.
●	We do not currently intend to pay cash dividends on our common stock, which may make our common stock less desirable to investors and decrease its value.

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

We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, interest and tax rates, inflation (which has occurred over the past twelve months and is continuing), employment levels, salary and wage levels, the availability of consumer credit, the level of housing, energy and food costs, general business conditions and other challenges affecting the global economy including the ongoing COVID-19 pandemic. These risks may be exacerbated for retailers like us who focus on specialty footwear, apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in California, Texas and other states where we have a significant number of stores. Many of our stores operate in geographic areas where the local economies depend to a significant degree on oil and other commodity extraction, and many of our customers are employed in these industries. Our financial performance is accordingly susceptible to economic and other conditions relating to output and employment in these areas. Our financial performance also is impacted by conditions in the construction sector, domestic manufacturing and the transportation and warehouse sectors, the growth of which we believe is an important driver of our work wear business. In addition, our financial performance may be negatively affected if the popularity of the western and country lifestyle subsides, or if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1A. Risk Factors, including those risks associated with increased competition, decreases in store traffic, brand reputation, the interruption of the production and flow of merchandise, the ability to achieve our growth strategies, and the ability to improve and expand our exclusive product offering. These risks could be exacerbated individually or collectively.

The ongoing COVID-19 pandemic may continue to adversely affect our business operations, growth strategies, store traffic, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The ongoing COVID-19 pandemic has adversely affected our business and may continue to adversely affect our business for an indefinite period until the impact of the pandemic subsides. Since first being reported, COVID-19 has spread to numerous countries around the world, including the U.S. Measures taken by governmental authorities to reduce the transmission of COVID-19, including stay-at-home orders and business closures, as well as lack of subsequent economic stimulus initiatives, have resulted in wide-scale unemployment and financial hardship for a large portion of the U.S. population, and these impacts, among others, have created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within our stores and on our e-commerce sites. As a result of the economic slowdown caused by COVID-19, many industries and public and private sector jobs have been and may continue to be impacted, including but not limited to those in the construction, domestic manufacturing, energy, food and agriculture, transportation and warehouse sectors. Consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue or may increase, which has already affected, and may continue to affect, traffic to our stores. If as a result of the pandemic, we are unable to continue to provide employees with appropriate compensation and protective measures, we may be unable to retain or attract employees to perform necessary functions within our stores and engage with our customers. In addition, if we are required to transition certain or all our employees to a remote work environment in an effort to mitigate the spread of COVID-19, our failure to provide appropriate technological resources and maintain adequate safeguards around our remote work environment could result in loss of productivity and usage errors by our employees or the loss or compromise of confidential customer, employee or company data. In addition, the remote work environment may increase certain risks to our business, including phishing and other cybersecurity attacks.

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

All of our stores remained open as of March 26, 2022. We have experienced instances of our employees contracting COVID-19, and in response we follow CDC and other health authority guidelines to report positive test results and reduce further transmission. Although our stores currently remain open, any widespread transmission of COVID-19 among our employees within a particular store or geographical area might necessitate that we temporarily close certain stores, which may negatively affect our business and financial condition, as well as the perception of our company. Additionally, any widespread transmission of COVID-19 among the employees in our distribution centers might necessitate the temporary closure of our facilities, resulting in product delivery delays and other logistical constraints. Further, if individuals believe they have contracted COVID-19 in our stores or believe that we have not taken appropriate precautionary measures to reduce the transmission of COVID-19, we may be subject to costly and time-consuming litigation.

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

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including the impacts of COVID-19 or geopolitical conditions including the rapidly evolving conflict between Russia and the Ukraine.

The majority of our exclusive brand products are manufactured in foreign countries, including Mexico and China. In addition, we purchase most of our third-party branded merchandise from domestic suppliers that have a large portion of their merchandise made in foreign countries.

The countries, specifically Mexico and China, in which our merchandise currently is manufactured or may be manufactured in the future could become subject to trade restrictions imposed by the U.S., including increased tariffs or quotas, embargoes and customs restrictions, which could increase the cost or reduce the supply of products available to us and have a material adverse effect on our business, financial condition and results of operations. Any tariffs on imports from foreign countries, as well as changes in tax and trade policies such as a border adjustment tax or disallowance of certain tax deductions for imported merchandise could materially increase our manufacturing costs, the costs of our imported merchandise or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Any tariffs by China or other foreign countries on imports of our products could also adversely affect our international e-commerce sales. Any increase in our manufacturing costs, the cost of our merchandise or limitation on the amount of merchandise we are able to purchase, or any decrease in our international e-commerce sales, could have a material adverse effect on our financial condition and results of operations.

Additionally, public health issues affecting China, Mexico or another foreign country from which a large portion of our third-party and exclusive brand merchandise is purchased and imported, including the ongoing COVID-19 pandemic, may result in the temporary closure of our suppliers’ facilities or shipping ports, resulting in product delivery delays. For example, COVID-19 has led to work and travel restrictions in and out of China and other countries around the world as well as temporary closures or production and logistical constraints due to workforce availability of certain factories in China. These travel restrictions, factory closures and production and logistical constraints may result in, among other things, delayed shipments and increased shipping costs. These impacts on our supply chain could have a material adverse effect on our financial condition and results of operations.

Furthermore, in response to the rapidly developing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia or other associated countries. While the existing sanctions do not materially impact our business or operations, additional sanctions may be imposed in the future that could impact our supply chain. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. These impacts could have a material adverse effect on our financial condition and results of operations.

We face intense competition in our industry and we may be unable to compete effectively.

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independent stores on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales presence and as a result of consumers’ growing desire to shop online, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. There can be no assurance that our e-commerce expansion initiatives will be successful. We also compete with farm supply stores and mass merchants. Competition with some or all of these retailers could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may force us to respond in-kind and adversely impact our operating cash flow and gross profit. As a result of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.

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

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened or acquired 28 stores in fiscal 2022, 15 stores in fiscal 2021, and 20 stores in fiscal 2020. We plan to continue to open or acquire new stores in the coming years; however, there can be no assurance that we will open or acquire new stores in fiscal 2023 or thereafter, or that any such stores will be profitable. The expansion of our store base will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. In addition, we plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

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

As we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, purchase inventory, pay personnel, and, if necessary, further invest in our infrastructure and facilities. We primarily rely on cash flow generated from existing stores and our e-commerce businesses to fund our current operations and our growth. It typically takes several months and a significant amount of cash to open a new store. For example, our new store model requires an average net cash investment of approximately $1.2 million. If we continue to open a large number of stores relatively close in time, the cost of these store openings and the cost of continuing operations could reduce our cash position. An increase in our net cash outflow for new stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.

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

Our suppliers ship less than half of our in-store merchandise directly to our stores and a portion of our e-commerce merchandise to our e-commerce customers. In the future, as part of our long-term strategic planning, we may change our distribution model to increase the amount of merchandise that we self-distribute through a centralized distribution center. Changing our distribution model to increase distributions from a centralized distribution center to our stores and customers would initially involve significant capital expenditures, which would increase our borrowings and interest expense or temporarily reduce the rate at which we open new stores. In addition, if we are unable to successfully integrate a new distribution model into our operations in a timely manner, our supply chain could experience significant disruptions, which could reduce our sales and adversely impact our results of operations.

If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our exclusive brand products. During fiscal 2022, merchandise purchased from our top three suppliers accounted for approximately 27% of our sales. We operate on a purchase order basis for our exclusive brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us, including as a result of inflationary impacts. If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

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

Fluctuations in the price, availability and quality of fabrics and raw materials, such as cotton and leather, that our suppliers use to manufacture our products, as well as the cost of labor and transportation, could have adverse impacts on our cost of merchandise and our ability to meet our customers’ demands. In particular, because key components of our products are cotton and leather, any increases in the cost of cotton or leather may significantly affect the cost of our products and could have an adverse impact on our cost of merchandise. Inflation, which has been experienced over the last twelve months and is continuing, may cause or exacerbate these impacts. Additionally, due to competitive labor conditions, we have experienced increases in the cost of labor, which may continue into the future. We may be unable to pass all or any of these higher costs on to our customers, which could have a material adverse effect on our profitability.

We purchase merchandise based on sales projections and our purchase of too much or too little inventory may adversely affect our overall profitability.

We must actively manage our purchase of inventory. We generally order our seasonal and exclusive brand merchandise several months in advance of it being received and offered for sale. If there is a significant decrease in demand for these products, including from the impact of COVID-19, or if we fail to accurately predict consumer demand, including by disproportionately increasing the penetration of our exclusive brand merchandise, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. This could have an adverse effect on our margins and operating income. Conversely, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand, thereby causing us to lose sales or adversely affecting our customer relationships. Any failure on our part to anticipate, identify and respond effectively to changing consumer demand and consumer shopping preferences could adversely affect our results of operations.

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

Our success depends upon the quality of the employees we hire. We recruit people who are welcoming, friendly and service-oriented, and who often live the western lifestyle or have a genuine affinity for it. Employees in many positions must have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is typically high and finding qualified candidates to fill positions may be difficult particularly in the current highly competitive labor markets. Our planned growth will require us to hire and train even more personnel. If we cannot attract, train and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary and seasonal personnel to staff our distribution center. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively impact our operations.

Higher wage and benefit costs could adversely affect our business.

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefit costs. For example, the federal government has considered raising the national minimum wage, and various states and local jurisdictions have sought to increase retail employee wages by raising minimum wage rates or scheduling future increases in such rates, which may also cause wage rates above the minimum to increase in those markets. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions, including highly competitive labor markets, would increase our expenses and have an adverse impact on our profitability, or could negatively impact the quality of our workforce if we fail to increase our wages competitively.

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

In addition, of the 300 stores that we operated as of March 26, 2022, 137 of these stores were located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns or natural disasters in those states where our stores are located. For example, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by an economic downturn affecting the oil, gas, and commodities industries. Any similar events in states where our stores are concentrated could have a material adverse effect on our financial condition and results of operations.

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

We are required to make significant lease payments for our stores, Store Support Center and distribution centers, which may strain our cash flow.

We do not own any real estate. Instead, we lease all of our retail store locations as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2022, our total lease expense was $76.1 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Of the store leases that will reach their termination date during fiscal 2023, sixteen of those leases do not contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

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

Any inability to balance our exclusive brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.

In fiscal 2022, sales from our exclusive brand products accounted for approximately 28.3% of our consolidated sales including our stores and e-commerce websites. As of March 26, 2022, three of our five top selling brands were exclusive brand merchandise. Our exclusive brand merchandise has historically had a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our exclusive brands in the future. However, carrying our exclusive brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

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

As of March 26, 2022, we had an aggregate of $28.5 million of total outstanding indebtedness. Our obligation to pay interest under the June 2015 Wells Fargo Revolver will reduce our available cash flow, limiting our flexibility to respond to changing business and economic conditions and increasing any additional borrowing costs.

Our borrowings under the June 2015 Wells Fargo Revolver are at variable rates, exposing us to interest rate risk, including increases in interest rates resulting from changes in the determination of the London Interbank Offered Rate (“LIBOR”).

The June 2015 Wells Fargo Revolver provides for variable interest rates. As a result, if interest rates increase, our debt service obligations under the current credit facility could increase even though the amount borrowed remained the same, which would adversely impact our net income.

The variable interest rates under the June 2015 Wells Fargo Revolver may be determined, at the Company’s option, based upon LIBOR or a base rate, in each case, plus an applicable margin. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR, with certain tenors phased out after December 31, 2021 and all other tenors (including overnight and one, three, six and 12 months) to be phased out after June 30, 2023. After June 30, 2023, the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR and in, the interim, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has identified the Secured Overnight Financing Rate (“SOFR”), a newly created index; calculated with a broad set of short-term repurchase agreements backed by treasury securities, as its preferred alternative rate for LIBOR. Although SOFR is the Alternative Reference Rates Committee’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR or SOFR that would result in higher interest costs for us. The June 2015 Wells Fargo Revolver contains fallback language that seeks to facilitate an agreement between us and the administrative agent under on a replacement benchmark rate for LIBOR upon the occurrence of certain benchmark transition events or an early opt-in election. Upon the occurrence of one of these triggering events, the administrative agent has the right to make conforming changes to the Credit Agreement to reflect the new benchmark rate.

The use of alternative reference rates, including SOFR, or other reforms could cause the interest rates under the June 2015 Wells Fargo Revolver to be materially different than expected. While the impact related to any changes cannot be predicted at this time, we continue to monitor developments related to the LIBOR transition and/or identification of an alternative market-accepted rate.

The June 2015 Wells Fargo Revolver contains restrictions and limitations that could significantly impact our ability to operate our business.

The June 2015 Wells Fargo Revolver contains covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

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

In addition, the Company is required to satisfy a certain financial ratio as set forth in this agreement. Our ability to satisfy this financial ratio will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with this ratio in future periods will also depend on our ability to successfully implement our overall business strategy and realize contemplated synergies.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in our current credit facility. Failure to comply with any of these covenants could result in a default under the June 2015 Wells Fargo Revolver and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the revolving line of credit under this agreement and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

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

Our success depends in large part on our brand image. Our name, logo, domain name and our exclusive brands and other intellectual property are valuable assets that differentiate us from our competitors. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property rights, but the steps taken by us to protect our proprietary rights may be inadequate to prevent infringement of our trademarks and proprietary rights by others, including imitation and misappropriation of our brand. Additional obstacles may arise as we expand our product lines and geographic scope. Moreover, litigation may be necessary to protect or enforce these intellectual property rights, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows. The unauthorized use or misappropriation of our intellectual property or our failure to protect our intellectual property rights could damage our brand image and the goodwill we have created, which could cause our sales to decline.

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

We have a significant amount of goodwill and indefinite-lived intangible assets. Our goodwill balance as of March 26, 2022 was $197.5 million. Our intangible asset balance as of March 26, 2022 was $60.8 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist, such as significant negative industry or general economic trends (including the impact of COVID-19). Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. An impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Risks Related To Ownership of Our Common Stock

The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

The market for specialty retail stocks can be highly volatile. Since our IPO in October 2014 through May 10, 2022, our common stock has traded as high as $134.50 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	variations in our quarterly or annual financial results and operating performance and the performance of our competitors;
●	publication of research reports or recommendations by securities or industry analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;
●	our failure or our competitors’ failure to meet analysts’ projections or guidance;
●	downgrades by any securities analysts who follow our common stock;
●	our levels of same store sales;
●	sales or anticipated sales of large blocks of our common stock;
●	changes to our management team;
●	regulatory developments negatively affecting our industry;
●	changes in stock market valuations of our competitors;
●	the development and sustainability of an active trading market for our common stock;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	the performance and successful integration of any new stores that we open or acquire;
●	actions by competitors;
●	announcements by us or our competitors of new product offerings or significant acquisitions;
●	short selling of our common stock by investors;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;

●	fluctuations in the stock markets generally and in the market for shares in the retail sector particularly; and
●	changes in general market and economic conditions, including as a result of the widespread impact of the COVID-19 pandemic or as a result of other geopolitical conditions, including the rapidly evolving conflict between Russia and the Ukraine.

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

Our current credit facility also contains provisions that could have the effect of making it more difficult or less attractive for a third party to acquire control of us. Our current credit facility provides that a change of control constitutes an event of default under such credit facility and would permit the lenders to declare the indebtedness incurred thereunder to be immediately due and payable. Our future credit facilities may contain similar provisions. The need to repay all such indebtedness may deter potential third parties from acquiring us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Store Support Center, e-commerce operations and distribution centers are located in California and Kansas. As of March 26, 2022, our Store Support Center is located in Irvine, California, where we currently occupy an 84,580 square foot building. The existing lease will expire August 31, 2024, and does not contain an option to renew beyond the current lease term.

In Fontana, California, we lease a 398,471 square foot distribution center that holds inventory to support our exclusive brand initiatives, bulk purchasing programs, event sales, and new store openings. Our existing lease expires May 31, 2026, and contains one option to renew, for an additional period of five years.

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

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Of the store leases that will reach their termination date during fiscal 2023, sixteen of those leases do not contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

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

On May 8, 2019, Sheplers, Inc., a wholly-owned subsidiary of the Company (now known as Sheplers, LLC), was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of March 26, 2022.

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 34-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. As of March 26, 2022, the Company has recorded an amount for the estimated probable loss, which is not material to the consolidated financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. As of May 10, 2022, we had 3 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Since our common stock began trading, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future. The agreements governing our indebtedness contain restrictions on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended March 26, 2022 (the “2022 Proxy Statement”).

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between April 1, 2017 and March 26, 2022 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc.; DBI, Inc. (formerly DSW, Inc.); Foot Locker, Inc.; Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. Cabela’s Inc. and Finish Line, Inc. which had previously been part of the Peer Group, were acquired in 2017 and 2018, respectively, and are no longer public companies. As a result, Cabela’s Inc. and Finish Line, Inc. have been removed from the Peer Group Index and Stock Performance Graph beginning in the fiscal 2019 and fiscal 2020 periods presented, respectively. This graph assumes an initial investment of $100 on October 30, 2014 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on October 30, 2014 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

April 2017 - March 2022

	April 1,	March 31,	March 30,	March 28,	March 27,	March 26,
	2017	2018	2019	2020	2021	2022
Boot Barn Holdings, Inc.	56.68	101.60	168.71	76.62	362.75	553.18
NYSE Composite—Total Return	114.09	126.75	132.51	109.07	171.84	187.96
Peer Group	109.84	100.19	135.57	95.40	225.54	264.12

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this annual report. The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described under “Risk Factors” and “Forward-Looking Statements” elsewhere in this annual report. Our actual results could differ materially from those contained in or implied by any forward-looking statements.

Overview

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of March 26, 2022, we operated 300 stores in 38 states, as well as an e-commerce channel, consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Growth Strategies and Outlook

Over the long-term we plan to continue to expand our business, increase our sales growth and profitability and enhance our competitive position by executing the following strategies:

●	continuing omni-channel leadership;
●	driving same store sales growth;
●	building our exclusive brand portfolio;
●	expanding our store base;
●	enhancing brand awareness; and
●	increasing profitability.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, and selling, general and administrative (“SG&A”) expenses, and operating income.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. In fiscal 2022, fiscal 2021 and fiscal 2020 we generated approximately 33%, 34% and 34% of our net sales during our third fiscal quarter, respectively. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

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

Opening new stores is an important part of our growth strategy. We opened or acquired 28, 15, and 20 stores in fiscal 2022, 2021, and 2020, respectively. Included in these added stores are 28, 15, and 19 new stores in fiscal 2022, 2021, and 2020, and 0, 0, and 1 acquired stores in fiscal 2022, 2021, and 2020, respectively. We also closed one store in each of fiscal 2022, 2021, and 2020. We anticipate that a percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2022, fiscal 2021, and fiscal 2020, which represent our fiscal years ended March 26, 2022, March 27, 2021 and March 28, 2020. Fiscal 2022, 2021 and 2020 were all 52-week periods.

	Fiscal Year Ended
	March 26,	March 27,	March 28,
(dollars in thousands)	2022	2021	2020
Consolidated Statements of Operations Data:
Net sales	$1,488,256	$893,491	$845,575
Cost of goods sold	913,183	598,612	569,084
Gross profit	575,073	294,879	276,491
Selling, general and administrative expenses	316,735	208,553	202,823
Income from operations	258,338	86,326	73,668
Interest expense	5,780	9,442	13,310
Other income/(loss), net	35	366	(45)
Income before income taxes	252,593	77,250	60,313
Income tax expense	60,143	17,864	12,364
Net income	$192,450	$59,386	$47,949

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	61.4%	67.0%	67.3%
Gross profit	38.6%	33.0%	32.7%
Selling, general and administrative expenses	21.3%	23.3%	24.0%
Income from operations	17.4%	9.7%	8.7%
Interest expense	0.4%	1.1%	1.6%
Other income/(loss), net	—%	—%	—%
Income before income taxes	17.0%	8.6%	7.1%
Income tax expense	4.0%	2.0%	1.5%
Net income	12.9%	6.6%	5.7%
(1)	Percentages may not total 100% due to rounding.

Fiscal 2022 compared to Fiscal 2021

Net sales. Net sales in fiscal 2022 increased by $594.8 million, or 66.6%, to $1.488 billion compared to $893.5 million in fiscal 2021. Consolidated same store sales increased 53.7%. Excluding the impact of the 38.7% increase in e-commerce same store sales, same store sales increased by 57.2%. Net sales increased primarily due to the increase in same store sales during fiscal 2022, the incremental sales from new stores opened over the past twelve months, and the sales contribution from temporarily closed stores that were excluded from the comp base. Net sales in the prior year were adversely impacted by decreases in retail store sales resulting from decreased traffic in our stores from customers staying at home in response to the COVID-19 crisis and temporary store closures.

Gross profit. Gross profit increased by $280.2 million, or 95.0%, to $575.1 million in fiscal 2022 from $294.9 million in fiscal 2021. As a percentage of net sales, gross profit was 38.6% and 33.0% for fiscal 2022 and fiscal 2021, respectively. Gross profit increased primarily due to higher sales and an increase in merchandise margin rate. As a percentage of net sales, consolidated gross profit increased primarily as a result of 290 basis points of leverage in buying and occupancy costs and a 270 basis point increase in merchandise margin rate. The higher merchandise margin was driven primarily by better full-price selling and increased exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased by $108.2 million, or 51.9%, to $316.7 million in fiscal 2022 from $208.6 million in fiscal 2021. As a percentage of net sales, SG&A expenses were 21.3% for fiscal 2022 compared to 23.3% for fiscal 2021. SG&A expenses increased primarily as a result of higher store payroll and overhead and increased marketing expenses in the current-year period compared to the prior-year period. SG&A expenses as a percentage of net sales decreased by approximately 210 basis points primarily as a result of expense leverage on higher sales.

Income from operations. Income from operations increased by $172.0 million, or 199.3%, to $258.3 million for fiscal 2022 from $86.3 million for fiscal 2021. As a percentage of net sales, income from operations was 17.4% and 9.7% for fiscal 2022 and fiscal 2021, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense. Interest expense decreased by $3.7 million, or 38.8%, to $5.8 million in fiscal 2022 from $9.4 million in fiscal 2021. Interest expense in fiscal 2022 includes the write off of $1.4 million in debt issuance costs and debt discount associated with the $111.5 million prepayment on the 2015 Golub Term Loan. Excluding the write off, interest expense was $4.4 million for fiscal 2022 compared to $9.4 million in fiscal 2021. The decrease in interest expense was primarily the result of a lower debt balance in the current-year period compared to the prior-year period.

Income tax expense. Income tax expense was $60.1 million in fiscal 2022 compared to $17.9 million in fiscal 2021. Our effective tax rate was 23.8% and 23.1% for fiscal 2022 and fiscal 2021, respectively. The effective tax rate for fiscal 2022 is higher than fiscal 2021 primarily due to a lower tax benefit from income tax accounting for share-based compensation as a percentage of taxable income in the current year, compared to the prior-year period.

Net income. Net income increased by $133.1 million, or 224.1%, to $192.5 million in fiscal 2022 from net income of $59.4 million in fiscal 2021. The change in net income was attributable to the factors noted above.

We have omitted discussion of our fiscal 2021 results where it would be redundant of information previously disclosed. For a comparison of our fiscal 2021 versus fiscal 2020 results, please see the discussion previously included in Part II, Item 7 of our fiscal 2021 Annual Report on Form 10-K filed with the SEC on May 13, 2021.

Store Operating Data

The following table presents store operating data for the periods indicated:

	Fiscal Year Ended(1)

	March 26,	March 27,	March 28,
	2022	2021	2020
Selected Store Data (unaudited):
Same Store Sales growth	53.7%	3.1%	5.0%
Stores operating at end of period	300	273	259
Total retail store square footage, end of period (in thousands)	3,194	2,854	2,722
Average store square footage, end of period	10,648	10,455	10,508
Average net sales per store (in thousands)(1)	$4,194	$2,602	$2,684
(1)	Average net sales per store is calculated by dividing net sales for the applicable period by the number of stores operating at the end of the period. For the purpose of calculating net sales per store, e-commerce sales and certain other revenues are excluded from net sales.

Liquidity and Capital Resources

We rely on cash flows from operating activities and our credit facility as our primary sources of liquidity. Our primary cash needs are for inventories, operating expenses, occupancy expenses, capital expenditures associated with opening new stores and remodeling or refurbishing existing stores, improvements to our distribution facilities, marketing and information technology expenditures, debt service and taxes. We have also used cash for acquisitions, the subsequent rebranding and integration of the stores acquired in those acquisitions and costs to consolidate the corporate offices. In addition to cash and cash equivalents, the most significant components of our working capital are accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities. We believe that cash flows from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements, anticipated capital expenditures and other anticipated cash needs for at least the next 12 months.

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations decreased in fiscal 2022 when compared to cash flows from operations in fiscal 2021, primarily as a result of a $211.5 million increase in cash paid for inventories year-over-year and a $26.0 million increase in cash paid for prepaid expenses and other current assets. These increases were partially offset by a $33.4 million increase in cash provided by accounts payable and accrued expenses and other current liabilities in fiscal 2022 compared to fiscal 2021, due to the timing of payments.

As of the end of fiscal 2022, we did not have any material capital expenditure commitments. As of March 26, 2022, we had $28.5 million drawn on our $180.0 million revolving credit facility. We had $151.5 million of remaining availability under our revolving credit facility and $20.7 million of cash on hand as of March 26, 2022. Our primary ongoing sources of liquidity include funds provided by operations and borrowings under our revolving credit facility. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We estimate that our capital expenditures in fiscal 2023 will be approximately $87.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) LIBOR plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to June 6, 2024. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. On July 26, 2021, the Company entered into an amendment (the “2021 Wells Amendment”) increasing the aggregate revolving credit facility to $180.0 million. The amount outstanding under the June 2015 Wells Fargo Revolver as of March 26, 2022 was $28.5 million. As of March 27, 2021 the amount outstanding was zero. Total interest expense incurred in fiscal 2022 on the June 2015 Wells Fargo Revolver was $0.7 million, and the weighted average interest rate for fiscal 2022 was 3.4%. Total interest expense incurred in fiscal 2021 on the June 2015 Wells Fargo Revolver was $1.5 million, and the weighted average interest rate for fiscal 2021 was 1.6%. Total interest expense incurred in fiscal 2020 on the June 2015 Wells Fargo Revolver was $3.1 million, and the weighted average interest rate for fiscal 2020 was 3.3%.

During fiscal 2022, the Company repaid the remaining $111.5 million outstanding principal under the 2015 Golub Term Loan and terminated the agreement. Total interest expense incurred in fiscal 2022 on the 2015 Golub Term Loan was $2.5 million, and the weighted average interest rate for fiscal 2022 was 5.5%. Total interest expense incurred in fiscal 2021 on the 2015 Golub Term Loan was $6.3 million, and the weighted average interest rate for fiscal 2021 was 5.7%. Total interest expense incurred in fiscal 2020 on the 2015 Golub Term Loan was $8.5 million, and the weighted average interest rate for fiscal 2020 was 6.8%.

All obligations under the June 2015 Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the June 2015 Wells Fargo Revolver.

The June 2015 Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default, and requires the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The June 2015 Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 26, 2022, the fair value of this embedded derivative was estimated and was not significant.

As of March 26, 2022, we were in compliance with the June 2015 Wells Fargo Revolver covenant.

Cash Position and Cash Flow

Cash and cash equivalents were $20.7 million as of March 26, 2022 compared to $73.1 million as of March 27, 2021.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	March 26,	March 27,	March 28,
	2022	2021	2020

	(In thousands)
Net cash provided by/(used in):
Operating activities	$88,864	$155,922	$25,317
Investing activities	(60,443)	(28,424)	(40,166)
Financing activities	(80,895)	(123,913)	67,798
Net (decrease)/increase in cash	$(52,474)	$3,585	$52,949

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items including depreciation, amortization and stock-based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $88.9 million for the fiscal year ended March 26, 2022. The significant components of cash flows provided by operating activities were net income of $192.5 million, the add-back of non-cash depreciation and amortization expense of $27.4 million, stock-based compensation expense of $9.5 million, and amortization of debt issuance fees and debt discount of $1.9 million. Inventories increased $198.5 million as a result of an increase in purchases. Accounts payable and accrued expenses and other current liabilities increased by $70.7 million due to the timing of payments.

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

Net cash used in investing activities was $60.4 million for fiscal 2022, which was primarily attributable to capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

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

Net cash used in financing activities was $80.9 million for fiscal 2022. We increased our line of credit borrowings by $28.5 million and repaid $112.3 million on our debt and capital lease obligations during the period. We also received $5.8 million from the exercise of stock options.

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

As of March 26, 2022, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years
Finance lease obligations	$22,285	$1,560	$3,059	$4,771	$12,895
Operating lease obligations	304,842	47,404	100,896	96,389	60,153
Debt and line of credit	28,549	—	28,549	—	—
Interest expense on debt	3,021	1,378	1,643	—	—
Total	$358,697	$50,342	$134,147	$101,160	$73,048

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

Debt consists of $28.5 million outstanding under our June 2015 Wells Fargo Revolver as of March 26, 2022. Payments with respect to the June 2015 Wells Fargo Revolver are due June 6, 2024. During fiscal 2022, the Company repaid the remaining $111.5 million of outstanding principal under the 2015 Golub Term Loan and terminated the agreement.

Interest expense on debt consists of scheduled interest payments under our June 2015 Wells Fargo Revolver. The interest expense relating to our June 2015 Wells Fargo Revolver was determined using an interest rate of 3.50% applied to the revolving line of credit balance of $28.5 million on March 26, 2022, the last day of the fiscal year. The interest rate used represents the weighted average interest rate on the June 2015 Wells Fargo Revolver on the last day of fiscal 2022. Additional interest expense relating to our June 2015 Wells Fargo Revolver was determined using an interest rate of 0.25% applied to the unutilized portion of the $180.0 million revolving line of credit on March 26, 2022, the last day of the fiscal year.

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

Leases

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. The Company does not separate lease and non-lease components for all of its leases, and leases with an initial term of 12 months or less are excluded from balance sheet capitalization. Related operating and finance lease right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations. The majority of total lease costs is recorded as part of cost of goods sold, with the balance recorded in selling, general and administrative expenses on the consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the consolidated statements of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facility, which bears interest at variable rates. As of March 26, 2022, we had a $28.5 million drawn under our revolving credit facility. The impact of a 1.0% rate change on the outstanding balance as of March 26, 2022 would be approximately $0.3 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of March 26, 2022 and March 27, 2021, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 26, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 26, 2022 and March 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 26, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 11, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s inventories consist primarily of purchased merchandise and are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method (which approximates the first in, first out method) and includes the cost of merchandise and import related costs, including freight, duty and agent commissions. A periodic review of inventories is performed in order to determine if inventories is properly stated at the lower of cost or net realizable value. This adjustment calculation requires the Company to make assumptions and estimates, which are based on factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate.

Given the judgments made by management to estimate the net realizable value of inventory, such as estimating foreseeable demand, auditing the adjustment to inventory for obsolescence involved a higher degree of auditor judgment and the involvement of more senior members of the engagement team in executing, supervising, and reviewing the results of the procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventories included the following, among others:

●	We tested the effectiveness of controls over the inventory valuation reserve process, including controls over the inputs, such as the historical rate at which merchandise has sold below cost during the average selling cycle and the value of merchandise currently priced below original cost, that are used in management's estimate.

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing its estimate of the inventory valuation reserve.

●	We evaluated the appropriateness, completeness, and accuracy of the specific inputs supporting management’s estimate, including the age of on-hand inventory levels, historic inventory trends, and projected future demand.

●	We tested the mathematical accuracy of the Company’s inventory valuation reserve calculation.

●	We performed a review of the reserve rate used in the prior year inventory reserve calculation to current year sales of aged inventory in order to evaluate management’s ability to accurately estimate the inventory valuation reserve.

/s/ Deloitte & Touche LLP

Costa Mesa, California

May 11, 2022

We have served as the Company's auditor since 2012.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 26,	March 27,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$20,674	$73,148
Accounts receivable, net	9,662	12,771
Inventories	474,300	275,760
Prepaid expenses and other current assets	37,195	12,777
Total current assets	541,831	374,456
Property and equipment, net	155,247	110,444
Right-of-use assets, net	241,147	186,827
Goodwill	197,502	197,502
Intangible assets, net	60,813	60,885
Other assets	3,315	3,467
Total assets	$1,199,855	$933,581
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$28,549	$—
Accounts payable	131,394	104,641
Accrued expenses and other current liabilities	133,408	77,615
Short-term lease liabilities	43,117	39,400
Total current liabilities	336,468	221,656
Deferred taxes	26,895	21,993
Long-term portion of notes payable, net	—	109,781
Long-term lease liabilities	234,584	181,836
Other liabilities	2,232	3,424
Total liabilities	600,179	538,690

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; March 26, 2022 - 100,000 shares authorized, 29,820 shares issued; March 27, 2021 - 100,000 shares authorized, 29,348 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	199,054	183,815
Retained earnings	405,477	213,027
Less: Common stock held in treasury, at cost, 135 and 96 shares at March 26, 2022 and March 27, 2021, respectively	(4,858)	(1,954)
Total stockholders’ equity	599,676	394,891
Total liabilities and stockholders’ equity	$1,199,855	$933,581

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 26,	March 27,	March 28,
	2022	2021	2020

Net sales	$1,488,256	$893,491	$845,575
Cost of goods sold	913,183	598,612	569,084
Gross profit	575,073	294,879	276,491
Selling, general and administrative expenses	316,735	208,553	202,823
Income from operations	258,338	86,326	73,668
Interest expense	5,780	9,442	13,310
Other income/(loss), net	35	366	(45)
Income before income taxes	252,593	77,250	60,313
Income tax expense	60,143	17,864	12,364
Net income	$192,450	$59,386	$47,949

Earnings per share:
Basic	$6.51	$2.05	$1.68
Diluted	$6.33	$2.01	$1.64
Weighted average shares outstanding:
Basic	29,556	28,930	28,583
Diluted	30,391	29,477	29,220

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2019	28,399	$3	$159,137	$105,692	(51)	$(668)	$264,164
Net income	—	—	—	47,949	—	—	47,949
Issuance of common stock related to stock-based compensation	481	—	5,204	—	—	—	5,204
Tax withholding for net share settlement	—	—	—	—	(20)	(532)	(532)
Stock-based compensation expense	—	—	4,908	—	—	—	4,908
Balance at March 28, 2020	28,880	$3	$169,249	$153,641	(71)	$(1,200)	$321,693
Net income	—	—	—	59,386	—	—	59,386
Issuance of common stock related to stock-based compensation	468	—	7,408	—	—	—	7,408
Tax withholding for net share settlement	—	—	—	—	(25)	(754)	(754)
Stock-based compensation expense	—	—	7,158	—	—	—	7,158
Balance at March 27, 2021	29,348	$3	$183,815	$213,027	(96)	$(1,954)	$394,891
Net income	—	—	—	192,450	—	—	192,450
Issuance of common stock related to stock-based compensation	472	—	5,764	—	—	—	5,764
Tax withholding for net share settlement	—	—	—	—	(39)	(2,904)	(2,904)
Stock-based compensation expense	—	—	9,475	—	—	—	9,475
Balance at March 26, 2022	29,820	$3	$199,054	$405,477	(135)	$(4,858)	$599,676

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	March 26,	March 27,	March 28,
	2022	2021	2020

Cash flows from operating activities
Net income	$192,450	$59,386	$47,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,280	24,059	21,211
Stock-based compensation	9,475	7,158	4,908
Amortization of intangible assets	72	89	172
Noncash lease expense	39,286	34,231	31,091
Amortization and write-off of debt issuance fees and debt discount	1,878	884	946
Loss on disposal of property and equipment	175	87	417
(Gain)/loss on adjustment of right-of-use assets and lease liabilities	(259)	295	(186)
Store impairment charges	—	384	191
Deferred taxes	4,902	2,192	2,599
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	5,222	8,050	5,721
Inventories	(198,540)	12,957	(45,622)
Prepaid expenses and other current assets	(24,577)	1,382	(2,351)
Other assets	(236)	(1,729)	(548)
Accounts payable	25,502	12,360	(13,810)
Accrued expenses and other current liabilities	45,229	25,003	6,310
Other liabilities	(1,192)	2,789	(3,611)
Operating leases	(37,803)	(33,655)	(30,070)
Net cash provided by operating activities	$88,864	$155,922	$25,317
Cash flows from investing activities
Purchases of property and equipment	(60,443)	(28,424)	(37,195)
Insurance recoveries for property and equipment	—	—	717
Acquisition of business, net of cash acquired	—	—	(3,688)
Net cash used in investing activities	$(60,443)	$(28,424)	$(40,166)
Cash flows from financing activities
Borrowings/(payments) on line of credit - net	28,549	(129,900)	129,900
Repayments on debt and finance lease obligations	(112,304)	(667)	(65,553)
Debt issuance fees paid	—	—	(1,221)
Tax withholding payments for net share settlement	(2,904)	(754)	(532)
Proceeds from the exercise of stock options	5,764	7,408	5,204
Net cash (used in)/provided by financing activities	$(80,895)	$(123,913)	$67,798
Net (decrease)/increase in cash and cash equivalents	(52,474)	3,585	52,949
Cash and cash equivalents, beginning of period	73,148	69,563	16,614
Cash and cash equivalents, end of period	$20,674	$73,148	$69,563

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$41,684	$11,458	$13,391
Cash paid for interest	$3,808	$8,795	$11,958
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$14,963	$2,642	$6,066

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 29,684,704 and 29,251,626 outstanding shares of common stock as of March 26, 2022 and March 27, 2021, respectively. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 300 stores in 38 states as of March 26, 2022, 273 stores in 36 states as of March 27, 2021 and 259 stores in 35 states as of March 28, 2020. As of the fiscal year ending March 26, 2022, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), include the accounts of the Company and each of its subsidiaries, including Boot Barn Holdings, Inc., Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers, Inc. and Sheplers Holding Corporation (now known as Sheplers, LLC and Sheplers Holdings LLC, respectively, following the conversion of those entities to limited liability companies on September 26, 2021) (these entities collectively, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States.

Fiscal Year

The Company reports its results of operations and cash flows on a 52- or 53-week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The years ended March 26, 2022 (“fiscal 2022”), March 27, 2021 (“fiscal 2021”) and March 28, 2020 (“fiscal 2020”) each consisted of 52 weeks.

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. The Company’s retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, the Company’s retail stores and e-commerce websites are aggregated into one reporting segment in accordance with guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (ASC 280). Further, the Company’s operations represent two reporting units, retail stores and e-commerce, for the purpose of its goodwill impairment analysis.

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

Accounts Receivable

The Company’s accounts receivable consists of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co-operative arrangements. The Company’s allowance for doubtful accounts was $0.3 million as of both March 26, 2022 and March 27, 2021.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is tested for impairment at least annually as of the first day of the fourth fiscal quarter or more frequently if indicators of impairment exist, in accordance with the provisions of FASB ASC Topic 350, Goodwill and Other. This guidance provides the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

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

If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to compare the fair value of the reporting unit with its carrying amount. We evaluate the fair value of the reporting unit by using market-based analysis to review market capitalization and by reviewing a discounted cash flow analysis using management’s assumptions. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we recognize an impairment loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit. The Company concluded that there was no impairment of goodwill during fiscal 2022, 2021, or 2020.

Intangible assets with indefinite lives, which include the Boot Barn, Sheplers and Country Outfitter trademarks, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value, an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2022, 2021, or 2020.

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

Long-Lived Assets

Long-lived assets consist of property and equipment and definite-lived intangible assets. The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During fiscal 2022, the Company did not record asset impairment charges related to its stores. During fiscal 2021, the Company recorded asset impairment charges of $0.7 million related its stores. These long-lived asset impairment charges related to right-of-use assets and property, plant and equipment associated with the Company’s stores. During fiscal 2020, the Company recorded an asset impairment charge of $0.2 million related to one of its stores. The fair values of these locations were calculated based on the projected discounted cash flows at a similar rate that would be used by market participants in valuing these assets or prices of similar assets.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $7.4 million, $2.8 million, and $1.6 million as of March 26, 2022, March 27, 2021 and March 28, 2020, respectively and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company accounts for the asset and liability separately on a gross basis.

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, recorded as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $3.5 million, $2.5 million, and $2.1 million as of March 26, 2022, March 27, 2021, and March 28, 2020, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	March 26,	March 27,	March 28,
(In thousands)	2022	2021	2020
Beginning balance	$2,485	$2,076	$1,936
Current year provisions	13,794	6,934	6,468
Current year award redemptions	(12,775)	(6,525)	(6,328)
Ending balance	$3,504	$2,485	$2,076

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

Gift Card Program	Fiscal Year Ended
	March 26,	March 27,	March 28,
(In thousands)	2022	2021	2020
Beginning balance	$11,569	$10,118	$8,796
Current year issuances	32,893	18,905	16,745
Current year redemptions	(27,702)	(16,614)	(14,874)
Current year breakage and escheatment	(1,368)	(840)	(549)
Ending balance	$15,392	$11,569	$10,118

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Fiscal Year Ended
% of Net Sales	March 26, 2022	March 27, 2021	March 28, 2020
Footwear	48%	53%	51%
Apparel	36%	32%	34%
Hats, accessories and other	16%	15%	15%
Total	100%	100%	100%

The Company also disaggregates net sales between stores and e-commerce:

	Fiscal Year Ended
% of Net Sales	March 26, 2022	March 27, 2021	March 28, 2020
Stores	85%	81%	84%
E-commerce	15%	19%	16%
Total	100%	100%	100%

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

Advertising Costs

Certain advertising costs, including pay-per-click, direct mail, television and radio promotions, event sponsorship, in-store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $0.8 million as of both March 26, 2022 and March 27, 2021. All other advertising costs are expensed as incurred. The Company recognized $34.5 million, $24.1 million, and $28.0 million in advertising costs during fiscal 2022, 2021, and 2020, respectively.

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842, Leases. Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. The Company does not separate lease and non-lease components for all of its leases, and leases with an initial term of 12 months or less are excluded from balance sheet capitalization. This results in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred. Related operating and finance lease right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations. The majority of total lease cost is recorded as part of cost of goods sold, with the balance recorded in selling, general and administrative expenses on the consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are attributable to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for the fiscal years ended March 26, 2022 or March 27, 2021.

Per Share Information

Basic earnings per share is computed by dividing net income by the weighted average number of outstanding shares of common stock. In computing diluted earnings per share, the weighted average number of common shares outstanding is adjusted to reflect the effect of potentially dilutive securities such as stock options and restricted stock. In accordance with ASC 718, the Company utilizes the treasury stock method to compute the dilutive effect of stock options, restricted stock units and performance share units.

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

Although a market quote for the fair value of its outstanding debt arrangement discussed in Note 8 “Revolving credit facilities and long-term debt” is not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no material financial assets or liabilities requiring fair value measurements as of March 26, 2022 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 27% of net sales in fiscal 2022, 33% of net sales in fiscal 2021, and approximately 36% of net sales in fiscal 2020.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU’) No. 2021-01, Reference Rate Reform (Topic 848), which clarifies some of its guidance around reference rate reform activities as global market participants undertake efforts to transition from using or referencing the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to using or referencing alternative reference rates. The amendments in this ASU if elected by an entity, are effective immediately. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. The Company does not expect the revised standard to have an impact on its consolidated financial statements.

3. Business Combinations

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

(in thousands)	At August 26, 2019
Assets acquired:
Inventory	$2,361
Property & equipment, net	64
Customer list	345
Right-of-use asset, net	1,946
Goodwill	1,644
Total assets acquired	$6,360

Liabilities assumed:
Merchandise credits and other current liabilities	$169
Short-term lease liability	129
Long-term lease liability	2,374
Total liabilities assumed	2,672
Net assets acquired	$3,688

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of March 28, 2020	$197,502
Activity	—
Balance as of March 27, 2021	197,502
Activity	—
Balance as of March 26, 2022	$197,502

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 26,	March 27,
	2022	2021
Prepaid rent	$23	$—
Prepaid advertising	751	831
Prepaid insurance	2,209	1,292
Income tax receivable	2,205	—
Debt issuance costs	179	251
Prepaid merchandise	25,167	7,482
Other	6,661	2,921
Total prepaid expenses and other current assets	$37,195	$12,777

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 26,	March 27,
	2022	2021
Land	$—	$—
Buildings	—	—
Leasehold improvements	92,151	71,967
Machinery and equipment	40,965	31,404
Furniture and fixtures	98,409	76,785
Construction in progress	25,360	5,364
Vehicles	1,556	1,024
	258,441	186,544
Less: Accumulated depreciation	(103,194)	(76,100)
Property and equipment, net	$155,247	$110,444

Depreciation expense was $27.3 million, $24.1 million, and $21.2 million for fiscal years 2022, 2021, and 2020, respectively.

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	March 26, 2022
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

	(in thousands, except for weighted average useful life)
Customer lists—definite lived	$345	$(209)	$136	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(209)	$60,813

	March 27, 2021
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

	(in thousands, except for weighted average useful life)
Customer lists	$345	$(137)	$208	5.0
Trademarks—definite lived	15	(15)	—	3.0
Total definite lived	360	(152)	208
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,037	$(152)	$60,885

Amortization expense for intangible assets totaled $0.1 million, $0.1 million, and $0.2 million for fiscal 2022, 2021, and 2020, respectively, and is included in selling, general and administrative expenses.

As of March 26, 2022, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)
2023	$62
2024	54
2025	20
2026	—
2027	—
Thereafter	—
Total	$136

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 26,	March 27,
	2022	2021
Accrued compensation	$27,231	$23,537
Deferred revenue	18,516	14,422
Sales tax liability	13,713	10,713
Income taxes payable	18,729	3,075
Accrued occupancy expense	7,944	4,394
Accrued interest	137	133
Sales reward redemption liability	3,504	2,485
Accrued expenses	22,307	12,915
Accrued property and equipment	12,820	2,530
Sales returns reserve	7,426	2,790
Other	1,081	621
Total accrued expenses and other current liabilities	$133,408	$77,615

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin for LIBOR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to the earlier of June 6, 2024 or 90 days prior to the maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2023. The 2019 Wells Amendment further made changes to the June 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. On July 26, 2021, the Company entered into an amendment (the “2021 Wells Amendment”) increasing the aggregate revolving credit facility to $180.0 million. The amount outstanding under the June 2015 Wells Fargo Revolver as of March 26, 2022 was $28.5 million. As of March 27, 2021 the amount outstanding was zero. Total interest expense incurred in fiscal 2022 on the June 2015 Wells Fargo Revolver was $0.7 million, and the weighted average interest rate for fiscal 2022 was 3.4%. Total interest expense incurred in fiscal 2021 on the June 2015 Wells Fargo Revolver was $1.5 million, and the weighted average interest rate for fiscal 2021 was 1.6%. Total interest expense incurred in fiscal 2020 on the June 2015 Wells Fargo Revolver was $3.1 million, and the weighted average interest rate for fiscal 2020 was 3.3%.

Borrowings under the 2015 Golub Term Loan bear interest at per annum rates equal to, at the Company’s option, either (a) LIBOR plus an applicable margin for LIBOR loans with a LIBOR floor of 1.0%, or (b) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the greater of (i) the higher of (x) the prime rate and (y) the federal funds rate plus 0.5% and (ii) the sum of one-month LIBOR plus 1.0%. The applicable margin is 4.5% for LIBOR loans and 3.5% for base rate loans. The principal and interest on the 2015 Golub Term Loan is payable in quarterly installments ending on the maturity date which was originally June 29, 2021. Quarterly principal payments of $500,000 are due for each quarter; however, on June 2, 2017, the Company prepaid $10.0 million on the 2015 Golub Term Loan, which included all of the required quarterly principal payments until the maturity date of the loan. On May 15, 2018, the Company made an additional $10.0 million prepayment on the 2015 Golub Term Loan. On June 6, 2019, the Company entered into the Third Amendment to the 2015 Golub Term Loan (the “2019 Golub Amendment”) which extended the maturity date to June 29, 2023. At the time of the Third Amendment, the Company also prepaid $65.0 million of the term loan facility, reducing the outstanding principal balance to $111.5 million. The 2019 Golub Amendment further made changes to the 2015 Golub Term Loan in connection with the transition away from LIBOR as the benchmark rate. During fiscal 2022, the Company repaid the remaining $111.5 million outstanding principal under the 2015 Golub Term Loan and terminated the agreement. Total interest expense incurred in fiscal 2022 on the 2015 Golub Term Loan was $2.5 million, and the weighted average interest rate for fiscal 2022 was 5.5%. Total interest expense incurred in fiscal 2021 on the 2015 Golub Term Loan was $6.3 million, and the weighted average interest rate for fiscal 2021 was 5.7%. Total interest expense incurred in fiscal 2020 on the 2015 Golub Term Loan was $8.5 million, and the weighted average interest rate for fiscal 2020 was 6.8%.

All obligations under the June 2015 Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the June 2015 Wells Fargo Revolver.

The June 2015 Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the June 2015 Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the June 2015 Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The June 2015 Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 26, 2022, the fair value of this embedded derivative was estimated and was not significant.

As of March 26, 2022, we were in compliance with the June 2015 Wells Fargo Revolver covenant.

Debt Issuance Costs and Debt Discount

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment, 2019 Wells Amendment and 2021 Wells Amendment and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.2 million and $0.3 million as of March 26, 2022 and March 27, 2021, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Debt issuance costs and debt discount totaling $7.1 million were incurred under the 2015 Golub Term Loan, 2017 Golub Amendment and 2019 Golub Amendment and are included as a reduction of the non-current notes payable on the consolidated balance sheets. As a result of the repayment and termination of the 2015 Golub Term Loan discussed above, $1.4 million of debt issuance costs and debt discount associated with the 2015 Golub Term Loan were written off as interest expense. Total unamortized debt issuance costs and debt discount were zero and $1.7 million as of March 26, 2022 and March 27, 2021, respectively.

The following sets forth the balance sheet information related to the term loan:

	March 26,	March 27,
(in thousands)	2022	2021
Term Loan	$—	$111,500
Unamortized value of the debt issuance costs and debt discount	—	(1,719)
Net carrying value	$—	$109,781

Total amortization expense of $0.4 million, $0.9 million and $0.9 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in fiscal 2022, 2021 and 2020, respectively.

9. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock, par value $0.0001 per share. As of March 26, 2022, all awards granted by the Company under the 2011 Plan have been nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. As of March 26, 2022, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan and as determined by the Compensation Committee of our board of directors. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units granted under the 2014 Plan vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. As of March 26, 2022, all awards granted by the Company under the 2020 Plan to date have been restricted stock units or performance share units. Restricted stock units vest over service periods of one or four years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

Stock Options

During fiscal 2022, the Company did not grant options to purchase shares.

During fiscal 2021, the Company granted certain members of management options to purchase a total of 287,373 shares under the 2014 Plan. The total grant date fair value of stock options granted during fiscal 2021 was $3.1 million, with grant date fair values ranging from $10.40 to $12.71 per share. The Company is recognizing the expense relating to these stock options on a straight-line basis over the four-year service period of the awards. The exercise prices of these awards range between $20.94 and $24.08 per share.

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

The fair values of stock options granted in fiscal 2022, 2021, and 2020 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	March 26,	March 27,				March 28,
	2022	2021				2020
Expected option term(1)	N/A			6.3	years	6.3	-	7.0	years
Expected volatility factor(2)	N/A	57.0%	-	58.4%		35.3%	-	38.1%
Risk-free interest rate(3)	N/A	0.3%	-	0.4%		0.5%	-	2.3%
Expected annual dividend yield	N/A			0%				0%

(1)	The Company has limited historical information regarding the expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s stock and its competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The following table summarizes the stock award activity for the fiscal year ended March 26, 2022:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 27, 2021	1,111,919	$20.94
Granted	—	$—
Exercised	(359,409)	$16.04		$25,720
Cancelled, forfeited or expired	(24,431)	$18.48
Outstanding at March 26, 2022	728,079	$23.44	6.5	$53,214
Vested and expected to vest after March 26, 2022	728,079	$23.44	6.5	$53,214
Exercisable at March 26, 2022	101,103	$19.72	4.8	$7,766

A summary of the status of non-vested stock options as of March 26, 2022 and changes during fiscal 2022 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 27, 2021	952,929	$8.36
Granted	—	$—
Vested	(301,522)	$6.80
Nonvested shares forfeited	(24,431)	$7.77
Nonvested at March 26, 2022	626,976	$9.14

Restricted Stock Units

During fiscal 2022, the Company granted 65,662 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2022 totaled $5.2 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

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

Performance Share Units

During fiscal 2022, the Company granted 33,571 performance share units to various employees under the 2020 Plan with a grant date fair value of $2.6 million.

The performance share units granted during fiscal 2022 are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period beginning March 28, 2021 and ending March 30, 2024. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of performance shares to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance units to vest will be 0%, if the performance goals are at the threshold level, the number of performance units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance units to vest will be 200% of the target amounts, each subject to continued service through the last day of the performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award.

The grant date fair value of the performance share units granted during fiscal 2022 was initially measured using the Company's closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, stock compensation expense would be reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance period

During fiscal 2021, the Company did not grant any performance share units.

During fiscal 2020, the Company granted 38,546 performance share units to various employees under the 2014 Plan with a grant date fair value of $28.63 per share.

The performance share units granted are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period beginning March 31, 2019 and ending March 26, 2022. These performance metrics were established by the Company at the beginning of the performance period. At the end of the performance period, the number of performance shares to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance units to vest will be 0%, if the performance goals are at the threshold level, the number of performance units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance units to vest will be 200% of the target amounts, each subject to continued service by the applicable award recipient through the last day of the performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award. Based on the Company’s results during the performance period, 200% of the share target amounts vested subsequent to March 26, 2022.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $9.5 million, $7.2 million, and $4.9 million for fiscal 2022, 2021, and 2020, respectively. Stock-based compensation expense of $2.6 million, $1.2 million, and $0.9 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2022, 2021, and 2020, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of March 26, 2022, there was $2.1 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 1.60 years. As of March 26, 2022, there was $4.6 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.54 years. As of March 26, 2022, there was $2.3 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.01 years.

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

On May 8, 2019, Sheplers, Inc., a wholly-owned subsidiary of the Company (now known as Sheplers, LLC), was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of March 26, 2022.

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 37-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. As of March 26, 2022, the Company has recorded an amount for the estimated probable loss, which is not material to the consolidated financial statements. Depending on the outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company is also subject to certain other pending or threatened litigation matters incidental to its business. In management’s opinion, none of these legal matters, individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations, or liquidity.

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

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease right-of-use (“ROU”) assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease ROU assets is performed on a straight-line basis and recorded as part of rent expense in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations. The majority of total lease costs is recorded as part of cost of goods sold, with the balance recorded in selling, general and administrative expenses on the consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the consolidated statements of operations. ROU assets are tested for impairment in the same manner as long-lived assets. During fiscal 2022 and fiscal 2020, the Company did not record ROU asset impairment charges related to its stores. During fiscal 2021, the Company recorded ROU asset impairment charges of $0.3 million related to its stores.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. In fiscal 2021, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements related to the COVID-19 pandemic. There were no additional concessions received in fiscal 2022. The Company elected to not account for these rent concessions as lease modifications. As such, approximately $4.4 million of short-term rent deferrals agreed upon with the Company’s landlords was included in the accounts payable financial statement line item as of March 27, 2021 and was subsequently repaid during fiscal 2022. The recognition of rent concessions did not have a material impact on the Company’s consolidated financial statements as of March 27, 2021.

ROU assets and lease liabilities as of March 26, 2022 consist of the following:

	Balance Sheet Classification	March 26, 2022 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$10,254
Operating lease assets	Right-of-use assets, net	230,893
Total lease assets		$241,147

Liabilities
Current
Finance	Short-term lease liabilities	$838
Operating	Short-term lease liabilities	42,279
Total short-term lease liabilities		$43,117

Non-Current
Finance	Long-term lease liabilities	$16,164
Operating	Long-term lease liabilities	218,420
Total long-term lease liabilities		$234,584
Total lease liabilities		$277,701

Total lease costs for each of fiscal 2022, 2021 and 2020 were:

	Fiscal Year Ended	Fiscal Year Ended		Fiscal Year Ended
(in thousands)	March 26, 2022	March 27, 2021		March 28, 2020
Finance lease cost
Amortization of right-of-use assets	$930	$848		$800
Interest on lease liabilities	774	795		790
Total finance lease cost	$1,704	$1,643		$1,590

Operating lease cost	$50,197	$44,922		$41,630
Short-term lease cost	3,934	2,085		2,653
Variable lease cost	20,286	14,488	*	12,283	*
Sublease income	—	(572)		(177)
Total lease cost	$76,121	$62,566		$57,979

* Amounts previously disclosed above for variable lease cost in fiscal 2021 and fiscal 2020 have been corrected from amounts previously reported of $2.2 million and $1.6 million, respectively.

The following table summarizes future lease payments as of March 26, 2022:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2023	$47,404	$1,560
2024	53,643	1,544
2025	47,253	1,515
2026	40,103	1,552
2027	31,353	1,590
Thereafter	85,086	14,524
Total	304,842	22,285
Less: Imputed interest	(44,143)	(5,283)
Present value of net lease payments	$260,699	$17,002

The following table includes supplemental lease information:

Fiscal Year Ended
Supplemental Cash Flow Information (dollars in thousands)	March 26, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$49,707
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1,595
$51,303
Lease liabilities arising from new right-of-use assets
Operating leases	$91,390
Finance leases	$3,148

Weighted average remaining lease term (in years)
Operating leases	6.6
Finance leases	13.3

Weighted average discount rate
Operating leases	4.7%
Finance leases	10.9%

12. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides a matching contribution for all employees that work a minimum of 1,000 hours per year. Contributions to the plan are based on certain criteria as defined in the agreement, governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $1.6 million, $1.3 million, and $1.3 million for fiscal 2022, 2021, and 2020, respectively.

13. Income Taxes

Income tax expense consisted of the following:

	Fiscal Year Ended
	March 26,	March 27,	March 28,
(in thousands)	2022	2021	2020
Current:
Federal	$43,883	$12,761	$7,619
State	11,358	2,912	2,150
Foreign	—	—	—
Total current	55,241	15,673	9,769
Deferred:
Federal	3,942	1,614	3,149
State	960	577	(554)
Foreign	—	—	—
Total deferred	4,902	2,191	2,595
Total income tax expense	$60,143	$17,864	$12,364

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	March 26,	March 27,	March 28,
	2022	2021	2020
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	4.0	4.1	3.6
Permanent items	—	0.1	0.2
Excess tax benefit of stock-based compensation	(2.9)	(3.5)	(3.5)
IRC Section 162(M)	1.7	1.9	0.9
Valuation allowance	—	—	(0.7)
Other	—	(0.4)	(1.0)
Effective tax rate	23.8%	23.2%	20.5%

Differences between the effective tax rate and the statutory rate relate primarily to excess tax benefits due to income tax accounting for share-based compensation, IRC Section 162(M) and state taxes.

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax liabilities as of March 26, 2022 and March 27, 2021 consisted of the following (in thousands):

	March 26	March 27,
	2022	2021
Deferred tax assets:
State taxes	$1,189	$327
Accrued liabilities	1,660	2,393
Award program liabilities	377	265
Deferred revenue	1,608	1,548
Inventory	6,053	4,319
Stock options	1,831	1,711
Net operating loss carryforward	—	748
Long-term lease liabilities	58,775	45,499
Other, net	2,747	1,516
Total deferred tax assets	74,240	58,326
Deferred tax liabilities:
Depreciation and amortization	(41,393)	(34,752)
Prepaid expenses	(709)	(401)
Right-of-use assets	(59,033)	(45,166)
Total deferred tax liabilities	(101,135)	(80,319)
Valuation allowance	—	—
Net deferred tax liabilities	$(26,895)	$(21,993)

As of March 26, 2022, the Company had no net operating loss carryforwards for federal and state tax purposes.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is not necessary as of March 26, 2022.

The Company applies ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At March 26, 2022 and March 27, 2021, no material amounts were recorded for any uncertain tax positions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 26, 2022 and March 27, 2021.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2017 through 2021 returns are subject to examination by the U.S. federal and various state tax authorities.

14. Related Party Transactions

The Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to $0.6 million, $0.4 million, and $0.8 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, and were recorded as property and equipment, net on the consolidated balance sheets. During these fiscal years, certain members of the Company’s board of directors either served on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

John Grijalva, the husband of Ms. Grijalva, Chief Merchandising Officer, works as an independent sales representative primarily for Dan Post Boot Company, Outback Trading Company, LTD and KS Marketing LLC. Mr. Grijalva conducts his business as an independent sales representative through a limited liability company of which he and Ms. Grijalva are members. We purchased merchandise from these suppliers in the aggregate approximate amounts of $39.5 million, $13.8 million, and $17.8 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Mr. Grijalva was paid commissions by the Company of approximately $2.4 million, $1.0 million, and $1.2 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, a portion of which were passed on to other sales representatives working for Mr. Grijalva.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2022, 2021, and 2020 are as follows:

	Fiscal Year Ended
	March 26,	March 27,	March 28,
(in thousands, except per share data)	2022	2021	2020
Net income	$192,450	$59,386	$47,949

Weighted average basic shares outstanding	29,556	28,930	28,583
Dilutive effect of options and restricted stock	835	547	637
Weighted average diluted shares outstanding	30,391	29,477	29,220

Basic earnings per share	$6.51	$2.05	$1.68
Diluted earnings per share	$6.33	$2.01	$1.64

During fiscal 2022, fiscal 2021 and fiscal 2020, securities outstanding totaling approximately 1,387, 322,078, and 360,079 shares, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 26, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 26, 2022, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 26, 2022. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 26, 2022.

The effectiveness of our internal control over financial reporting as of March 26, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boot Barn Holdings, Inc. and subsidiaries (the “Company”) as of March 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 26, 2022, of the Company and our report dated May 11, 2022, expressed an unqualified opinion on those financial statements.

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

May 11, 2022

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Present Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2022 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended March 26, 2022, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

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

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
3.2.1(4)	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(3)	Form of Registration Rights Agreement, by and among Boot Barn Holdings, Inc. and the stockholders listed therein
4.3(14)	Description of Capital Stock
10.1†(5)	Amended and Restated Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.2†(3)	Form of Restricted Stock Award Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.3†(6)	Form of Restricted Stock Unit Issuance Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.4†(3)	Form of Restricted Stock Award Agreement, by and between Boot Barn Holdings, Inc. and Brenda Morris
10.5†(3)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and James G. Conroy
10.6†(3)	Boot Barn Holdings, Inc. 2011 Equity Incentive Plan
10.7†(3)	Boot Barn Holdings, Inc. 2007 Stock Incentive Plan
10.8†(17)	Boot Barn Holdings, Inc. 2020 Equity Incentive Plan
10.9†(17)	Boot Barn Holdings, Inc. Amended and Restated Cash Incentive Plan for Executives
10.10†(7)	Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy
10.11†(8)	Continued Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Paul Iacono
10.12†(2)	Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.13†(2)	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.14†(8)	Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Gregory V. Hackman
10.15†(18)	Employment Agreement, dated October 26, 2021, by and between Boot Barn, Inc. and James Watkins
10.16†(8)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and Gregory V. Hackman
10.17†(9)	Boot Barn Holdings, Inc. Cash Incentive Plan for Executives
10.18(3)	NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc.
10.19+(3)	Carrier Agreement P720025535 01, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.20+(3)	Carrier Agreement P780025560 02, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.21 (3)	Form of Amended and Restated Indemnification Agreement
10.22(10)

Credit Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

Exhibit Number	Description
10.22.1(11)

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

10.22.2+(12)

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

10.22.3(15)

Amendment No. 3, dated as of June 6, 2019, to Credit Agreement by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.23(10)

Guaranty Agreement dated as of June 29, 2015 by and among Boot Barn, Inc. and Sheplers, Inc. as Borrowers, Boot Barn Holdings, Inc., Sheplers Holdings Corporation and certain of their Subsidiaries as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.24(10)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc. and certain of their Subsidiaries as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.25(10)	Trademark Security Agreement, dated as of June 29, 2015, by Sheplers, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.26(10)	Trademark Security Agreement, dated as of June 29, 2015, by Boot Barn, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.27(14)	Employment Agreement, effective on or around April 2, 2018, by and between Boot Barn, Inc. and John Hazen.
10.28(14)	Employment Agreement, effective on May 5, 2014, by and between Boot Barn, Inc. and Michael A. Love.
10.28.1(14)	Supplemental Employment Letter Agreement, effective on April 1, 2017, by and between Boot Barn, Inc. and Michael A. Love.
10.28.2(14)	Supplemental Employment Letter Agreement, effective on or around June 12, 2018, by and between Boot Barn, Inc. and Michael A. Love.
10.29(16)	Notice and Consent to Temporary Salary Adjustment, dated as of April 7, 2020, between Boot Barn Holdings, Inc. and James G. Conroy.
10.30(16)	Notice and Consent to Temporary Salary Adjustment, dated as of April 7, 2020, between Boot Barn Holdings, Inc. and Laurie Grijalva.
10.31(16)	Form of Notice and Consent to Temporary Salary Adjustment, dated as of April 7, 2020, between Boot Barn Holdings, Inc. and each of Gregory V. Hackman, John Hazen and Michael A. Love.
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2022 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2022, formatted in iXBRL in Exhibit 101.

†	Indicates management contract or compensation plan.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 3, 2015.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on December 9, 2014.
(3)	Incorporated by reference to our Registration Statement on Form S-1, File No. 333-199008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2016.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 4, 2015.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 8, 2015.
(8)	Incorporated by reference to our Current Report on Form 8-K filed on January 9, 2015.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2017.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2015.
(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 27, 2017.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on June 1, 2017.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2019.
(14)	Incorporated by reference to our Annual Report on Form 10-K filed on May 24, 2019.
(15)	Incorporated by reference to our Current Report on Form 8-K filed on June 6, 2019.
(16)	Incorporated by reference to our Current Report on Form 8-K filed on April 9, 2020.
(17)	Incorporated by reference to our Current Report on Form 8-K filed on September 1, 2020.
(18)	Incorporated by reference to our Current Report on Form 8-K filed on October 27, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOT BARN HOLDINGS, INC.

Date: May 11, 2022	By:	/s/ James G. Conroy
		Name:	James G. Conroy
		Title:	President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Conroy	President, CEO and Director (Principal Executive Officer)	May 11, 2022
James G. Conroy

/s/ James M. Watkins	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 11, 2022
James M. Watkins

/s/ Greg Bettinelli	Director	May 11, 2022
Greg Bettinelli

/s/ Chris Bruzzo	Director	May 11, 2022
Chris Bruzzo

/s/ Gene Eddie Burt	Director	May 11, 2022
Gene Eddie Burt

/s/ Lisa G. Laube	Director	May 11, 2022
Lisa G. Laube

/s/ Brenda I. Morris	Director	May 11, 2022
Brenda I. Morris

/s/ Anne MacDonald	Director	May 11, 2022
Anne MacDonald

/s/ Peter Starrett	Director	May 11, 2022
Peter Starrett

/s/ Bradley M. Weston	Director	May 11, 2022
Bradley M. Weston