Form 10-Q
period 2022-06-25
Boot Barn Holdings, Inc.
filed 2022-07-28
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2022

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

As of July 26, 2022, the registrant had 29,806,461 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen Weeks Ended June 25, 2022

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 25,	March 26,
	2022	2022

Assets
Current assets:
Cash and cash equivalents	$16,014	$20,674
Accounts receivable, net	9,240	9,662
Inventories	534,380	474,300
Prepaid expenses and other current assets	57,781	37,195
Total current assets	617,415	541,831
Property and equipment, net	177,447	155,247
Right-of-use assets, net	264,569	241,147
Goodwill	197,502	197,502
Intangible assets, net	60,797	60,813
Other assets	3,488	3,315
Total assets	$1,321,218	$1,199,855
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$74,873	$28,549
Accounts payable	151,638	$131,394
Accrued expenses and other current liabilities	119,229	133,408
Short-term lease liabilities	45,116	43,117
Total current liabilities	390,856	336,468
Deferred taxes	28,470	26,895
Long-term lease liabilities	259,976	234,584
Other liabilities	2,382	2,232
Total liabilities	681,684	600,179

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; June 25, 2022 - 100,000 shares authorized, 29,995 shares issued; March 26, 2022 - 100,000 shares authorized, 29,820 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	204,002	199,054
Retained earnings	444,795	405,477
Less: Common stock held in treasury, at cost, 188 and 135 shares at June 25, 2022 and March 26, 2022, respectively	(9,266)	(4,858)
Total stockholders’ equity	639,534	599,676
Total liabilities and stockholders’ equity	$1,321,218	$1,199,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	June 25,	June 26,
	2022	2021

Net sales	$365,856	$306,327
Cost of goods sold	228,026	189,900
Gross profit	137,830	116,427
Selling, general and administrative expenses	85,405	62,784
Income from operations	52,425	53,643
Interest expense	725	2,563
Other (loss)/income, net	(273)	104
Income before income taxes	51,427	51,184
Income tax expense	12,109	10,539
Net income	$39,318	$40,645

Earnings per share:
Basic	$1.32	$1.38
Diluted	$1.29	$1.35
Weighted average shares outstanding:
Basic	29,747	29,361
Diluted	30,386	30,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2022	29,820	$3	$199,054	$405,477	(135)	$(4,858)	$599,676
Net income	—	—	—	39,318	—	—	39,318
Issuance of common stock related to stock-based compensation	175	—	247	—	—	—	247
Tax withholding for net share settlement	—	—	—	—	(53)	(4,408)	(4,408)
Stock-based compensation expense	—	—	4,701	—	—	—	4,701
Balance at June 25, 2022	29,995	$3	$204,002	$444,795	(188)	$(9,266)	$639,534

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 27, 2021	29,348	$3	$183,815	$213,027	(96)	$(1,954)	$394,891
Net income	—	—	—	40,645	—	—	40,645
Issuance of common stock related to stock-based compensation	313	—	3,616	—	—	—	3,616
Tax withholding for net share settlement	—	—	—	—	(34)	(2,476)	(2,476)
Stock-based compensation expense	—	—	3,201	—	—	—	3,201
Balance at June 26, 2021	29,661	$3	$190,632	$253,672	(130)	$(4,430)	$439,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 25,	June 26,
	2022	2021

Cash flows from operating activities
Net income	$39,318	$40,645
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	8,022	6,152
Stock-based compensation	4,701	3,201
Amortization of intangible assets	16	18
Noncash lease expense	11,119	9,221
Amortization and write-off of debt issuance fees and debt discount	44	1,064
Loss/(gain) on disposal of assets	177	(4)
Gain on adjustment of right-of-use assets and lease liabilities	—	(33)
Deferred taxes	1,575	(5,891)
Changes in operating assets and liabilities:
Accounts receivable, net	600	4,912
Inventories	(60,080)	(21,002)
Prepaid expenses and other current assets	(20,630)	(7,309)
Other assets	(173)	(457)
Accounts payable	18,024	5,252
Accrued expenses and other current liabilities	(21,523)	19,071
Other liabilities	150	568
Operating leases	(7,108)	(9,080)
Net cash (used in)/provided by operating activities	$(25,768)	$46,328
Cash flows from investing activities
Purchases of property and equipment	$(20,835)	$(9,294)
Net cash used in investing activities	$(20,835)	$(9,294)
Cash flows from financing activities
Borrowings on line of credit - net	$46,324	$—
Repayments on debt and finance lease obligations	(220)	(61,682)
Tax withholding payments for net share settlement	(4,408)	(2,476)
Proceeds from the exercise of stock options	247	3,616
Net cash provided by/(used in) financing activities	$41,943	$(60,542)
Net decrease in cash and cash equivalents	(4,660)	(23,508)
Cash and cash equivalents, beginning of period	20,674	73,148
Cash and cash equivalents, end of period	$16,014	$49,640

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$19,226	$—
Cash paid for interest	$534	$1,496
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$17,473	$4,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company, Recent Developments and Basis of Presentation

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 29,994,885 issued and 29,806,461 outstanding shares of common stock as of June 25, 2022. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 311 stores in 38 states as of June 25, 2022 and 300 stores in 38 states as of March 26, 2022. As of June 25, 2022, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

Recent Developments

Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. Inflation (which has occurred over the past twelve months and is continuing) and other challenges affecting the global economy could impact our operations and will depend on future developments, which are uncertain. These and other effects make it more challenging for us to estimate the future performance of our business, particularly over the near-to-medium term. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of our Fiscal 2022 10-K.

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen weeks ended June 25, 2022 and June 26, 2021 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (collectively with Sheplers, LLC, “Sheplers”). On September 26, 2021, Sheplers, Inc. and Sheplers Holding Corporation each were converted to limited liability companies, Sheplers, LLC and Sheplers Holding LLC, respectively. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending April 1, 2023.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The current fiscal year ending on April 1, 2023 (“fiscal 2023”) will consist of 53 weeks; whereas, the fiscal year ended on March 26, 2022 (“fiscal 2022”) consisted of 52 weeks.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 12, 2022. Presented below in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

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

Leases

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease right-of-use (“ROU”) assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense. The majority of total lease costs is recorded as part of cost of goods sold, with the balance recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 4, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of June 25, 2022.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $3.7 million as of June 25, 2022 and $2.9 million as of June 26, 2021. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	June 25, 2022	June 26, 2021
Beginning balance as of March 26, 2022 and March 27, 2021, respectively	$3,504	$2,485
Year-to-date provisions	4,235	2,890
Year-to-date award redemptions	(4,040)	(2,515)
Ending balance	$3,699	$2,860

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

Gift Card Program
(in thousands)	June 25, 2022	June 26, 2021
Beginning balance as of March 26, 2022 and March 27, 2021, respectively	$15,392	$11,569
Year-to-date issued	6,167	4,340
Year-to-date redemptions	(6,399)	(4,284)
Ending balance	$15,160	$11,625

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended
% of Net Sales	June 25, 2022	June 26, 2021
Footwear	48%	51%
Apparel	34%	32%
Hats, accessories and other	18%	17%
Total	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended
% of Net Sales	June 25, 2022	June 26, 2021
Stores	88%	87%
E-commerce	12%	13%
Total	100%	100%

3. Intangible Assets, Net and Goodwill

Net intangible assets as of June 25, 2022 and March 26, 2022 consisted of the following (in thousands, except for weighted average useful life):

	June 25, 2022
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(225)	$120	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(225)	$60,797

	March 26, 2022
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(209)	$136	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(209)	$60,813

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen weeks ended June 25, 2022 and June 26, 2021, and is included in selling, general and administrative expenses.

As of June 25, 2022, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2023	$46
2024	54
2025	20
2026	-
2027	-
Thereafter	-
Total	$120

The Company performs its annual goodwill impairment assessment on the first day of the fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both June 25, 2022 and March 26, 2022. As of June 25, 2022, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During both the thirteen weeks ended June 25, 2022 and June 26, 2021, the Company did not record any long-lived asset impairment charges.

4. Revolving Credit Facility and Long-Term Debt

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR Loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to June 6, 2024. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. On July 26, 2021, the Company entered into an amendment (the “2021 Wells Amendment”), increasing the aggregate revolving credit facility to $180.0 million. The amount outstanding under the June 2015 Wells Fargo Revolver as of June 25, 2022 and March 26, 2022 was $74.9 million and $28.5 million, respectively. Total interest expense incurred in the thirteen weeks ended June 25, 2022 on the June 2015 Wells Fargo Revolver was $0.5 million and the weighted average interest rate for the thirteen weeks ended June 25, 2022 was 2.3%. Total interest expense incurred in the thirteen weeks ended June 26, 2021 on the June 2015 Wells Fargo Revolver was $0.1 million.

On December 14, 2021, the Company repaid the remaining outstanding principal under the 2015 Golub Term Loan and terminated the agreement. Total interest expense incurred in the thirteen weeks ended June 26, 2021 on the 2015 Golub Term Loan was $1.2 million and the weighted average interest rate for the thirteen weeks ended June 26, 2021 was 5.5%.

All obligations under the June 2015 Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the June 2015 Wells Fargo Revolver.

The June 2015 Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default, and requires the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The June 2015 Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 25, 2022, the fair value of this embedded derivative was estimated and was not significant.

As of June 25, 2022, the Company was in compliance with the June 2015 Wells Fargo Revolver debt covenant.

Subsequent to the thirteen weeks ended June 25, 2022, on July 11, 2022, the Company entered into Amendment No. 4 to the Credit Agreement (the “2022 Wells Amendment”), increasing the aggregate revolving credit facility to $250.0 million. The 2022 Wells Amendment also extends the maturity date to July 11, 2027.

The 2022 Wells Amendment also makes other changes to the June 2015 Wells Fargo Revolver, replacing all LIBOR based provisions with provisions reflecting Term Secured Overnight Financing Rate (“SOFR”), including, without limitation, the use of Term SOFR as the benchmark rate. Following the 2022 Wells Amendment, Revolving Credit Loans bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term SOFR (defined as Term SOFR plus 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For SOFR loans, the applicable margin ranges from 1.00% to 1.25% and for base rate loans it ranges from 0.00% to 0.25%.

Debt Issuance Costs

Debt issuance costs totaling $1.2 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment, 2019 Wells Amendment and 2021 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.1 million and $0.2 million as of June 25, 2022 and March 26, 2022, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Total amortization expense of less than $0.1 million related to the June 2015 Wells Fargo Revolver is included as a component of interest expense in the thirteen weeks ended June 25, 2022. Total amortization expense of $0.2 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen weeks ended June 26, 2021.

5. Stock-Based Compensation

Equity Incentive Plans

On January 27, 2012, the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorized the Company to issue options to employees, consultants and directors exercisable for up to a total of 3,750,000 shares of common stock, par value $0.0001 per share. All awards granted by the Company under the 2011 Plan were nonqualified stock options. Options granted under the 2011 Plan have a life of 10 years and vest over service periods of five years or in connection with certain events as defined by the 2011 Plan.

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). Following the approval of the 2014 Plan, no further grants have been made under the 2011 Plan. The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. As of June 25, 2022, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed in Note 9, “Stock-Based Compensation”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 12, 2022.

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. As of June 25, 2022, all awards granted by the Company under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan are subject to the vesting criteria discussed further below. Restricted stock units vest over service periods of one, three or four years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

Stock Options

During the thirteen weeks ended June 25, 2022, the Company granted its Chief Executive Officer ("CEO") an option to purchase 86,189 shares of common stock under the 2020 Plan. This option contains both service and market vesting conditions. Vesting of this option is contingent upon the market price of the Company's common stock achieving three stated price targets for 30 consecutive trading days through the third anniversary of the date of grant. If the first market price target is met, 33% of the option granted will cliff vest on the third anniversary of the date of grant, with an additional 33% of the option vesting on the third anniversary of the date of grant if the second market price target is met, and the last 34% of the option vesting on the third anniversary of the date of grant if the final market price target is met. The total grant date fair value of this option was $4.0 million, with a grant date fair value of $46.41 per share. The Company is recognizing the expense relating to this stock option on a straight-line basis over the three-year service period. The exercise price of this award is $86.96 per share. The fair value of the option was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of May 12, 2022, the date of grant:

Stock price	$86.96
Exercise price	$86.96
Expected option term (1)	6.5	years
Expected volatility (2)	65.9%
Risk-free interest rate (3)	2.8%
Expected annual dividend yield	0%
(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

During the thirteen weeks ended June 26, 2021, the Company did not grant options to purchase shares.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period.

The following table summarizes the stock award activity for the thirteen weeks ended June 25, 2022:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at March 26, 2022	728,079	$23.44
Granted	86,189	$86.96
Exercised	(11,212)	$22.03		$610
Cancelled, forfeited or expired	—	$—
Outstanding at June 25, 2022	803,056	$30.28	6.6	$39,189
Vested and expected to vest after June 25, 2022	803,056	$30.28	6.6	$39,189
Exercisable at June 25, 2022	293,267	$19.49	5.0	$17,196

A summary of the status of non-vested stock options as of June 25, 2022 including changes during the thirteen weeks ended June 25, 2022 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 26, 2022	626,976	$9.14
Granted	86,189	$46.41
Vested	(203,376)	$8.04
Nonvested shares forfeited	—	$—
Nonvested at June 25, 2022	509,789	$15.88

Restricted Stock Units

During the thirteen weeks ended June 25, 2022, the Company granted 94,262 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of the grant. The grant date fair value of these awards for the thirteen weeks ended June 25, 2022 totaled $8.2 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

During the thirteen weeks ended June 26, 2021, the Company granted 59,842 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of the grant. The grant date fair value of these awards for the thirteen weeks ended June 26, 2021 totaled $4.7 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of the grant.

Performance Share Units

During the thirteen weeks ended June 25, 2022, the Company granted 57,843 performance share units to various employees under the 2020 Plan with a grant date fair value of $5.0 million.

During the thirteen weeks ended June 26, 2021, the Company granted 33,571 performance share units to various employees under the 2020 Plan with a grant date fair value of $2.6 million.

The performance share units granted in both the thirteen weeks ended June 25, 2022 and June 26, 2021 are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period. The performance period for the performance share units granted during the thirteen weeks ended June 25, 2022 began on March 27, 2022 and ends on March 29, 2025. The performance period for the performance share units granted during the thirteen weeks ended June 26, 2021 began on March 28, 2021 and ends on March 30, 2024. The performance metrics were established by the Company at the beginning of the performance periods. At the end of the performance periods, the number of performance shares to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance share units to vest will be 0%, if the performance goals are at the threshold level, the number of performance share units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance share units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance share units to vest will be 200% of the target amounts, each subject to continued service through the last day of the performance periods (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance share units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award.

The grant date fair value of the performance share units granted during both the thirteen weeks ended June 25, 2022 and June 26, 2021, respectively, was initially measured using the Company's closing stock price on the dates of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting periods, subject to certain exceptions. The expense recognized over the vesting periods is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance periods, stock compensation expense would be reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance periods.

Stock-Based Compensation Expense

Stock-based compensation expense was $4.7 million and $3.2 million for the thirteen weeks ended June 25, 2022 and June 26, 2021, respectively. Stock-based compensation expense of $1.0 million and $0.7 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended June 25, 2022 and June 26, 2021, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of June 25, 2022, there was $5.5 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.45 years. As of June 25, 2022, there was $10.4 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.54 years. As of June 25, 2022, there was $5.6 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.48 years.

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

On May 8, 2019, Sheplers, LLC (formerly known as Sheplers, Inc. prior to September 26, 2021), a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleges deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The estimated cost of the matter has been accrued as of June 25, 2022.

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 34-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. As of June 25, 2022, the Company has recorded an amount for the estimated probable loss, which is not material to the condensed consolidated financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating and finance lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease ROU assets is performed on a straight-line basis and recorded as part of rent expense. The majority of total lease costs is recorded as part of cost of goods sold, with the balance recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations. ROU assets are tested for impairment in the same manner as long-lived assets. During both the thirteen weeks ended June 25, 2022 and June 26, 2021, the Company did not record ROU asset impairment charges related to its stores.

ROU assets and lease liabilities as of June 25, 2022 and March 26, 2022 consist of the following:

	Balance Sheet Classification	June 25, 2022 (in thousands)	March 26, 2022 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$10,000	$10,254
Operating lease assets	Right-of-use assets, net	254,569	230,893
Total lease assets		$264,569	$241,147

Liabilities
Current
Finance	Short-term lease liabilities	$830	$838
Operating	Short-term lease liabilities	44,286	42,279
Total short-term lease liabilities		$45,116	$43,117

Non-Current
Finance	Long-term lease liabilities	$15,951	$16,164
Operating	Long-term lease liabilities	244,025	218,420
Total long-term lease liabilities		$259,976	$234,584
Total lease liabilities		$305,092	$277,701

Total lease costs for the thirteen weeks ended June 25, 2022 and June 26, 2021 were:

	Thirteen Weeks Ended
(in thousands)	June 25, 2022	June 26, 2021
Finance lease cost
Amortization of right-of-use assets	$255	$200
Interest on lease liabilities	182	202
Total finance lease cost	$437	$402

Operating lease cost	$14,023	$11,934
Short-term lease cost	897	581
Variable lease cost	5,469	4,407	*
Sublease income	—	—
Total lease cost	$20,826	$17,324

*Amount previously disclosed above for variable lease cost in the thirteen weeks ended June 26, 2021 has been corrected from the amount previously reported of $1.0 million.

The following table summarizes future lease payments as of June 25, 2022:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2023	$33,773	$1,157
2024	58,798	1,544
2025	52,467	1,515
2026	45,301	1,552
2027	36,573	1,590
Thereafter	109,332	14,525
Total	336,244	21,883
Less: Imputed interest	(47,933)	(5,102)
Present value of net lease payments	$288,311	$16,781

The following table includes supplemental lease information:

	Thirteen Weeks Ended	Thirteen Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	June 25, 2022	June 26, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,881	$11,997
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	403	385
	$14,284	$12,382
Lease liabilities arising from new right-of-use assets
Operating leases	$34,540	$20,519
Finance leases	$—	$14

Weighted average remaining lease term (in years)
Operating leases	6.8	6.4
Finance leases	13.1	13.9

Weighted average discount rate
Operating leases	4.5%	5.3%
Finance leases	10.9%	12.1%

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

The income tax rate was 23.5% and 20.6% for the thirteen weeks ended June 25, 2022 and June 26, 2021, respectively. The tax rate for the thirteen weeks ended June 25, 2022 was higher than the tax rate for the thirteen weeks ended June 26, 2021, primarily due to a lower tax benefit due to income tax accounting for share-based compensation compared to a higher tax benefit in the thirteen weeks ended June 26, 2021. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of June 25, 2022. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 25, 2022 and March 26, 2022, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of June 25, 2022, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

9. Related Party Transactions

During the thirteen weeks ended June 25, 2022 and June 26, 2021, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to $0.1 million and $0.2 million in the thirteen weeks ended June 25, 2022 and June 26, 2021, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheets. One member of the Company’s board of directors currently serves on the board of directors at Floor & Decor Holdings, Inc. Additionally, one member of the Company’s board of directors served as an executive officer at Floor & Decor Holdings, Inc. through April 2022.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen weeks ended June 25, 2022 and June 26, 2021 are as follows:

	Thirteen Weeks Ended
	June 25,	June 26,
(in thousands, except per share data)	2022	2021
Net income	$39,318	$40,645

Weighted average basic shares outstanding	29,747	29,361
Dilutive effect of options and restricted stock	639	852
Weighted average diluted shares outstanding	30,386	30,213

Basic earnings per share	$1.32	$1.38
Diluted earnings per share	$1.29	$1.35

During the thirteen weeks ended June 25, 2022 and June 26, 2021, securities outstanding totaling approximately 87,576 and zero shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on May 12, 2022 (the “Fiscal 2022 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2022 10-K, and those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. Inflation (which has occurred over the past twelve months and is continuing) and other challenges affecting the global economy could impact our operations and will depend on future developments, which are uncertain. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of our Fiscal 2022 10-K.

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of June 25, 2022, we operated 311 stores in 38 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com and countryoutfitter.com. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our store base is performing. Numerous factors affect our same store sales, including:

●	national and regional economic trends, including those resulting from global pandemics;
●	our ability to identify and respond effectively to regional consumer preferences;
●	changes in our product mix;
●	changes in pricing;
●	competition;
●	changes in the timing of promotional and advertising efforts;
●	holidays or seasonal periods; and
●	weather.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements included in the Fiscal 2022 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2022 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2022 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The current fiscal year ending on April 1, 2023 (“fiscal 2023”) will consist of 53 weeks; whereas, the fiscal year ended on March 26, 2022 (“fiscal 2022”) consisted of 52 weeks. We identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	June 25,	June 26,
(dollars in thousands)	2022	2021
Condensed Consolidated Statements of Operations Data:
Net sales	$365,856	$306,327
Cost of goods sold	228,026	189,900
Gross profit	137,830	116,427
Selling, general and administrative expenses	85,405	62,784
Income from operations	52,425	53,643
Interest expense	725	2,563
Other (loss)/income, net	(273)	104
Income before income taxes	51,427	51,184
Income tax expense	12,109	10,539
Net income	$39,318	$40,645

Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	62.3%	62.0%
Gross profit	37.7%	38.0%
Selling, general and administrative expenses	23.3%	20.5%
Income from operations	14.3%	17.5%
Interest expense	0.2%	0.8%
Other (loss)/income, net	(0.1)%	—%
Income before income taxes	14.1%	16.7%
Income tax expense	3.3%	3.4%
Net income	10.7%	13.3%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended June 25, 2022 Compared to Thirteen Weeks Ended June 26, 2021

Net sales. Net sales increased $59.5 million, or 19.4%, to $365.9 million for the thirteen weeks ended June 25, 2022 from $306.3 million for the thirteen weeks ended June 26, 2021. Consolidated same store sales increased 10.0%. Excluding the impact of the 9.3% increase in e-commerce same store sales, same store sales increased by 10.1%. The increase in net sales was the result of an increase of 10.0% in consolidated same store sales and the incremental sales from new stores opened over the past twelve months.

Gross profit. Gross profit increased $21.4 million, or 18.4%, to $137.8 million for the thirteen weeks ended June 25, 2022 from $116.4 million for the thirteen weeks ended June 26, 2021. As a percentage of net sales, gross profit was 37.7% and 38.0% for the thirteen weeks ended June 25, 2022 and June 26, 2021, respectively. Gross profit increased primarily due to higher sales. The decrease in gross profit rate of 30 basis points was driven by 70 basis points of deleverage in buying, occupancy and distribution center costs, partially offset by a 40 basis-point increase in merchandise margin rate. Merchandise margin rate increased 40 basis points despite a 70 basis-point headwind from increased freight charges. The increase in merchandise margin was primarily a result of growth in exclusive brand penetration and better full-price selling.

Selling, general and administrative expenses. SG&A expenses increased $22.6 million, or 36.0%, to $85.4 million for the thirteen weeks ended June 25, 2022 from $62.8 million for the thirteen weeks ended June 26, 2021. The increase in SG&A expenses was primarily a result of higher store payroll and overhead, in addition to increased marketing expenses in the current-year period compared to the prior-year period. As a percentage of net sales, SG&A increased by 280 basis points to 23.3% for the thirteen weeks ended June 25, 2022 from 20.5% for the thirteen weeks ended June 26,

2021. SG&A expenses as a percentage of net sales increased by 280 basis points primarily as a result of higher store labor and marketing expense as a percentage of sales.

Income from operations. Income from operations decreased $1.2 million, or 2.3%, to $52.4 million for the thirteen weeks ended June 25, 2022 from $53.6 million for the thirteen weeks ended June 26, 2021. The decrease in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 14.3% and 17.5% for the thirteen weeks ended June 25, 2022 and June 26, 2021, respectively.

Interest expense. Interest expense was $0.7 million and $2.6 million for the thirteen weeks ended June 25, 2022 and June 26, 2021, respectively. The decrease in interest expense in the current-year period was primarily the result of paying off the remaining outstanding balance on the 2015 Golub Term Loan on December 14, 2021, partially offset by interest expense incurred on the revolving line of credit during the thirteen weeks ended June 25, 2022. Additionally, interest expense in the prior-year period includes the write off of $0.9 million in debt issuance costs and debt discount associated with the $61.5 million prepayment on the 2015 Golub Term Loan during thirteen weeks ended June 26, 2021.

Income tax expense. Income tax expense was $12.1 million for the thirteen weeks ended June 25, 2022, compared to $10.5 million for the thirteen weeks ended June 26, 2021. Our effective tax rate was 23.5% and 20.6% for the thirteen weeks ended June 25, 2022 and June 26, 2021, respectively. The tax rate for the thirteen weeks ended June 25, 2022 was higher than the tax rate for the thirteen weeks ended June 26, 2021, primarily due to a lower tax benefit due to income tax accounting for share-based compensation compared to a higher tax benefit in the thirteen weeks ended June 26, 2021.

Net income. Net income was $39.3 million for the thirteen weeks ended June 25, 2022 compared to $40.6 million for the thirteen weeks ended June 26, 2021. The decrease in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	June 25,	June 26,
	2022	2021
Selected Store Data:
Same Store Sales growth	10.0%	78.9%
Stores operating at end of period	311	276
Total retail store square footage, end of period (in thousands)	3,333	2,915
Average store square footage, end of period	10,717	10,563
Average net sales per store (in thousands) (1)	$1,031	$942
(1)	Average net sales per store is calculated by dividing net sales for the applicable period by the number of stores operating at the end of the period. For the purpose of calculating net sales per store, e-commerce sales and certain other revenues are excluded from net sales.

Liquidity and Capital Resources

We rely on cash flows from operating activities and our credit facility as our primary sources of liquidity. Our primary cash needs are for inventories, operating expenses, capital expenditures associated with opening new stores and remodeling or refurbishing existing stores, improvements to our distribution facilities, marketing and information technology expenditures, debt service and taxes. We have also used cash for acquisitions, the subsequent rebranding and integration of the stores acquired in those acquisitions and costs to consolidate the corporate offices. In addition to cash and cash equivalents, the most significant components of our working capital are accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities. We believe that cash flows from operating activities and the availability of cash under our credit facility or other financing arrangements will be sufficient to cover working capital requirements, anticipated capital expenditures and other anticipated cash needs for at least the next 12 months.

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we increase our inventory in advance of the Christmas shopping season.

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2023 will be between $80.0 million and $87.0 million (including the capital expenditures made during the thirteen weeks ended June 25, 2022), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR Loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, we entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to June 6, 2024. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. On July 26, 2021, the Company entered in an amendment (the “2021 Wells Amendment”), increasing the aggregate revolving credit facility to $180.0 million. The amount outstanding under the June 2015 Wells Fargo Revolver as of June 25, 2022 and March 26, 2022 was $74.9 million and $28.5 million, respectively. Total interest expense incurred in the thirteen weeks ended June 25, 2022 on the June 2015 Wells Fargo Revolver was $0.5 million and the weighted average interest rate for the thirteen weeks ended June 25, 2022 was 2.3%. Total interest expense incurred in the thirteen ended June 26, 2021 on the June 2015 Wells Fargo Revolver was $0.1 million.

On December 14, 2021, we repaid the remaining outstanding principal under the 2015 Golub Term Loan and terminated the agreement. Total interest expense incurred in the thirteen weeks ended June 26, 2021 on the 2015 Golub Term Loan was $1.2 million and the weighted average interest rate for the thirteen weeks ended June 26, 2021 was 5.5%.

All obligations under the June 2015 Wells Fargo Revolver are unconditionally guaranteed by us and each of our direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the June 2015 Wells Fargo Revolver.

The June 2015 Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default, and requires the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The June 2015 Wells Fargo Revolver also requires us to pay additional interest of 2.0% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of June 25, 2022, the fair value of this embedded derivative was estimated and was not significant.

As of June 25, 2022, we were in compliance with the June 2015 Wells Fargo Revolver covenant.

Subsequent to the thirteen weeks ended June 25, 2022, on July 11, 2022, we entered into Amendment No. 4 to the Credit Agreement (the “2022 Wells Amendment”), increasing the aggregate revolving credit facility to $250.0 million. The 2022 Wells Amendment also extends the maturity date to July 11, 2027.

The 2022 Wells Amendment also makes other changes to the June 2015 Wells Fargo Revolver, replacing all LIBOR based provisions with provisions reflecting Term Secured Overnight Financing Rate (“SOFR”), including, without limitation, the use of Term SOFR as the benchmark rate. Following the 2022 Wells Amendment, Revolving Credit Loans bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term SOFR (defined as Term SOFR plus 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For SOFR loans, the applicable margin ranges from 1.00% to 1.25% and for base rate loans it ranges from 0.00% to 0.25%.

Cash Position and Cash Flow

Cash and cash equivalents were $16.0 million as of June 25, 2022 compared to $20.7 million as of March 26, 2022.

The following table presents summary cash flow information for the periods indicated below:

	Thirteen Weeks Ended
	June 25,	June 26,
(in thousands)	2022	2021
Net cash (used in)/provided by:
Operating activities	$(25,768)	$46,328
Investing activities	(20,835)	(9,294)
Financing activities	41,943	(60,542)
Net decrease in cash	$(4,660)	$(23,508)

Operating Activities

Net cash used in operating activities was $25.8 million for the thirteen weeks ended June 25, 2022. The significant components of cash flows used in operating activities were net income of $39.3 million, the add-back of non-cash depreciation and intangible asset amortization expense of $8.0 million, and stock-based compensation expense of $4.7 million. Prepaid expenses and other current assets increased by $20.6 million due to the timing of payments. Inventory increased by $60.1 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $20.8 million for the thirteen weeks ended June 25, 2022, which was attributable to $20.8 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $9.3 million for the thirteen weeks ended June 26, 2021, which was primarily attributable to $9.3 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash provided by financing activities was $41.9 million for the thirteen weeks ended June 25, 2022. We borrowed $46.3 million on our revolving line of credit and paid $4.4 million in taxes related to the vesting of restricted stock.

Net cash used in financing activities was $60.5 million for the thirteen weeks ended June 26, 2021. We repaid $61.7 million on our debt and finance lease obligations during the period and paid $2.5 million in taxes related to the vesting of restricted stock. We also received $3.6 million from the exercise of stock options.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of June 25, 2022, we had $74.9 million outstanding under the June 2015 Wells Fargo Revolver.

As of June 25, 2022, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2022 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 25, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 25, 2022, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2022 10-K.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: July 27, 2022	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2022	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)