Form 10-Q
period 2022-12-24
Boot Barn Holdings, Inc.
filed 2023-01-25
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 24, 2022

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

As of January 24, 2023, the registrant had 29,815,074 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Thirty-Nine Weeks Ended December 24, 2022

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 24,	March 26,
	2022	2022

Assets
Current assets:
Cash and cash equivalents	$50,392	$20,674
Accounts receivable, net	14,811	9,662
Inventories	592,151	474,300
Prepaid expenses and other current assets	51,524	37,195
Total current assets	708,878	541,831
Property and equipment, net	231,651	155,247
Right-of-use assets, net	307,146	241,147
Goodwill	197,502	197,502
Intangible assets, net	60,766	60,813
Other assets	6,509	3,315
Total assets	$1,512,452	$1,199,855
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$59,071	$28,549
Accounts payable	153,934	131,394
Accrued expenses and other current liabilities	182,790	133,408
Short-term lease liabilities	49,226	43,117
Total current liabilities	445,021	336,468
Deferred taxes	27,401	26,895
Long-term lease liabilities	308,165	234,584
Other liabilities	2,655	2,232
Total liabilities	783,242	600,179

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; December 24, 2022 - 100,000 shares authorized, 30,005 shares issued; March 26, 2022 - 100,000 shares authorized, 29,820 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	208,945	199,054
Retained earnings	529,621	405,477
Less: Common stock held in treasury, at cost, 190 and 135 shares at December 24, 2022 and March 26, 2022, respectively	(9,359)	(4,858)
Total stockholders’ equity	729,210	599,676
Total liabilities and stockholders’ equity	$1,512,452	$1,199,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021

Net sales	$514,553	$485,904	$1,231,954	$1,104,948
Cost of goods sold	326,739	294,245	777,214	678,711
Gross profit	187,814	191,659	454,740	426,237
Selling, general and administrative expenses	115,318	99,467	285,669	230,288
Income from operations	72,496	92,192	169,071	195,949
Interest expense	2,258	1,667	4,345	5,392
Other income/(loss), net	63	43	(210)	161
Income before income taxes	70,301	90,568	164,516	190,718
Income tax expense	17,529	21,337	40,372	42,981
Net income	$52,772	$69,231	$124,144	$147,737

Earnings per share:
Basic	$1.77	$2.34	$4.17	$5.01
Diluted	$1.74	$2.27	$4.09	$4.86
Weighted average shares outstanding:
Basic	29,813	29,637	29,790	29,518
Diluted	30,294	30,443	30,340	30,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2022	29,820	$3	$199,054	$405,477	(135)	$(4,858)	$599,676
Net income	—	—	—	39,318	—	—	39,318
Issuance of common stock related to stock-based compensation	175	—	247	—	—	—	247
Tax withholding for net share settlement	—	—	—	—	(53)	(4,408)	(4,408)
Stock-based compensation expense	—	—	4,701	—	—	—	4,701
Balance at June 25, 2022	29,995	$3	$204,002	$444,795	(188)	$(9,266)	$639,534
Net income	—	—	—	32,054	—	—	32,054
Issuance of common stock related to stock-based compensation	6	—	—	—	—	—	—
Tax withholding for net share settlement	—	—	—	—	(2)	(93)	(93)
Stock-based compensation expense	—	—	2,442	—	—	—	2,442
Balance at September 24, 2022	30,001	$3	$206,444	$476,849	(190)	$(9,359)	$673,937
Net income	—	—	—	52,772	—	—	52,772
Issuance of common stock related to stock-based compensation	4	—	82	—	—	—	82
Stock-based compensation expense	—	—	2,419	—	—	—	2,419
Balance at December 24, 2022	30,005	$3	$208,945	$529,621	(190)	$(9,359)	$729,210

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 27, 2021	29,348	$3	$183,815	$213,027	(96)	$(1,954)	$394,891
Net income	—	—	—	40,645	—	—	40,645
Issuance of common stock related to stock-based compensation	313	—	3,616	—	—	—	3,616
Tax withholding for net share settlement	—	—	—	—	(34)	(2,476)	(2,476)
Stock-based compensation expense	—	—	3,201	—	—	—	3,201
Balance at June 26, 2021	29,661	$3	$190,632	$253,672	(130)	$(4,430)	$439,877
Net income	—	—	—	37,861	—	—	37,861
Issuance of common stock related to stock-based compensation	73	—	924	—	—	—	924
Tax withholding for net share settlement	—	—	—	—	(2)	(172)	(172)
Stock-based compensation expense	—	—	2,767	—	—	—	2,767
Balance at September 25, 2021	29,734	$3	$194,323	$291,533	(132)	$(4,602)	$481,257
Net income	—	—	—	69,231	—	—	69,231
Issuance of common stock related to stock-based compensation	69	—	1,014	—	—	—	1,014
Tax withholding for net share settlement	—	—	—	—	(1)	(62)	(62)
Stock-based compensation expense	—	—	1,839	—	—	—	1,839
Balance at December 25, 2021	29,803	$3	$197,176	$360,764	(133)	$(4,664)	$553,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 24,	December 25,
	2022	2021

Cash flows from operating activities
Net income	$124,144	$147,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,968	19,800
Stock-based compensation	9,562	7,807
Amortization of intangible assets	47	54
Noncash lease expense	35,203	28,701
Amortization and write-off of debt issuance fees and debt discount	101	1,834
Loss on disposal of assets	250	150
Gain on adjustment of right-of-use assets and lease liabilities	—	(258)
Deferred taxes	506	689
Changes in operating assets and liabilities:
Accounts receivable, net	(4,571)	5,797
Inventories	(117,851)	(109,882)
Prepaid expenses and other current assets	(14,430)	(41,596)
Other assets	(3,194)	(608)
Accounts payable	19,571	84,411
Accrued expenses and other current liabilities	32,785	73,490
Other liabilities	423	1,306
Operating leases	(21,464)	(28,876)
Net cash provided by operating activities	$87,050	$190,556
Cash flows from investing activities
Purchases of property and equipment	$(83,056)	$(39,749)
Net cash used in investing activities	$(83,056)	$(39,749)
Cash flows from financing activities
Borrowings on line of credit, net	$30,522	$—
Repayments on debt and finance lease obligations	(626)	(112,085)
Tax withholding payments for net share settlement	(4,501)	(2,710)
Proceeds from the exercise of stock options	329	5,554
Net cash provided by/(used in) financing activities	$25,724	$(109,241)
Net increase in cash and cash equivalents	29,718	41,566
Cash and cash equivalents, beginning of period	20,674	73,148
Cash and cash equivalents, end of period	$50,392	$114,714

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$58,324	$41,694
Cash paid for interest	$4,002	$3,497
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$27,474	$9,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company, Recent Developments and Basis of Presentation

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,004,719 issued and 29,814,906 outstanding shares of common stock as of December 24, 2022. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 333 stores in 41 states as of December 24, 2022 and 300 stores in 38 states as of March 26, 2022. As of December 24, 2022, all stores operate under the Boot Barn name, with the exception of two stores that operate under the “American Worker” name.

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended December 24, 2022 and December 25, 2021 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (collectively with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Although market quotes for the fair value of the outstanding debt arrangements discussed in Note 4, “Revolving Credit Facilities and Long-Term Debt” are not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of December 24, 2022.

Recent Accounting Pronouncements

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which clarifies some of its guidance around reference rate reform activities as global market participants undertake efforts to transition from using or referencing the London Interbank Offered Rate (LIBOR) and other interbank offered rates to using or referencing alternative reference rates. The amendments in this ASU if elected by an entity, are effective immediately. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. The revised standard did not have an impact on the Company’s consolidated financial statements.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $5.1 million as of December 24, 2022 and $4.1 million as of December 25, 2021. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	December 24, 2022	December 25, 2021
Beginning balance as of March 26, 2022 and March 27, 2021, respectively	$3,504	$2,485
Year-to-date provisions	14,785	10,971
Year-to-date award redemptions	(13,191)	(9,333)
Ending balance	$5,098	$4,123

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

Gift Card Program
(in thousands)	December 24, 2022	December 25, 2021
Beginning balance as of March 26, 2022 and March 27, 2021, respectively	$15,392	$11,569
Year-to-date issued	30,580	24,354
Year-to-date redemptions	(19,482)	(14,199)
Ending balance	$26,490	$21,724

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Footwear	43%	44%	46%	48%
Apparel	41%	39%	37%	36%
Hats, accessories and other	16%	17%	17%	16%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Stores	85%	82%	87%	84%
E-commerce	15%	18%	13%	16%
Total	100%	100%	100%	100%

3. Intangible Assets, Net and Goodwill

Net intangible assets as of December 24, 2022 and March 26, 2022 consisted of the following (in thousands, except for weighted average useful life):

	December 24, 2022
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(256)	$89	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(256)	$60,766

	March 26, 2022
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(209)	$136	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(209)	$60,813

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen and thirty-nine weeks ended December 24, 2022 and December 25, 2021, and is included in selling, general and administrative expenses.

As of December 24, 2022, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2023	$15
2024	54
2025	20
2026	-
2027	-
Thereafter	-
Total	$89

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both December 24, 2022 and March 26, 2022. As of December 24, 2022, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During both the thirteen and thirty-nine weeks ended December 24, 2022 and December 25, 2021, the Company did not record any long-lived asset impairment charges.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR Loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to June 6, 2024. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. On July 26, 2021, the Company entered into an amendment (the “2021 Wells Amendment”), increasing the aggregate revolving credit facility to $180.0 million. On July 11, 2022, the Company entered into Amendment No. 4 to the Credit Agreement (the “2022 Wells Amendment”), increasing the aggregate revolving credit facility to $250.0 million, which includes a $10.0 million sublimit for letters of credit. The 2022 Wells Amendment extended the maturity date to July 11, 2027. The 2022 Wells Amendment also made other changes to the June 2015 Wells Fargo Revolver, replacing all LIBOR based provisions with provisions reflecting Term Secured Overnight Financing Rate (“SOFR”), including, without limitation, the use of Term SOFR as the benchmark rate. Following the 2022 Wells Amendment, Revolving Credit Loans bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term SOFR (defined as Term SOFR plus 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For SOFR loans, the applicable margin ranges from 1.00% to 1.25% and for base rate loans it ranges from 0.00% to 0.25%.

The amounts outstanding under the June 2015 Wells Fargo Revolver and letter of credit commitments as of December 24, 2022 were $59.1 million and $0.8 million, respectively. The amounts outstanding under the June 2015 Wells Fargo Revolver and letter of credit commitments as of March 26, 2022 were $28.5 million and zero, respectively. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 24, 2022 on the June 2015 Wells Fargo Revolver was $2.1 million and $3.8 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 24, 2022 was 4.9%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 25, 2021 on the June 2015 Wells Fargo Revolver was $0.2 million and $0.5 million, respectively.

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

The June 2015 Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default, and requires the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The June 2015 Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 24, 2022, the fair value of this embedded derivative was estimated and was not significant.

As of December 24, 2022, the Company was in compliance with the June 2015 Wells Fargo Revolver debt covenant.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million were incurred under the June 2015 Wells Fargo Revolver, 2017 Wells Amendment, 2019 Wells Amendment, 2021 Wells Amendment, and 2022 Wells Amendment and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.5 million and $0.2 million as of December 24, 2022 and March 26, 2022, respectively. These amounts are being amortized to interest expense over the term of the June 2015 Wells Fargo Revolver.

Total amortization expense of less than $0.1 million and $0.1 million related to the June 2015 Wells Fargo Revolver is included as a component of interest expense in the thirteen and thirty-nine weeks ended December 24, 2022, respectively.

Total amortization expense of $0.1 million and $0.4 million related to the June 2015 Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in the thirteen and thirty-nine weeks ended December 25, 2021, respectively. Interest expense in the thirty-nine weeks ended December 25, 2021 also includes the write-off of $1.4 million of debt issuance costs and debt discount associated with the paydown of the 2015 Golub Term Loan.

5. Stock-Based Compensation

Equity Incentive Plans

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. As of December 24, 2022, all awards granted by the Company under the 2014 Plan to date have been nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan. Restricted stock awards granted under the 2014 Plan vest over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units granted under the 2014 Plan are subject to the vesting criteria discussed in Note 9, “Stock-Based Compensation”, to the consolidated financial statements included in the Company’s Fiscal 2022 10-K.

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. As of December 24, 2022, all awards granted by the Company under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan are subject to the vesting criteria discussed further below. Restricted stock units vest over service periods of one, three or four years, as determined by the Compensation Committee of our board of directors. Performance share units granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During the thirteen weeks ended December 24, 2022, the Company did not grant options to purchase shares.

During the thirty-nine weeks ended December 24, 2022, the Company granted its Chief Executive Officer ("CEO") an option to purchase 86,189 shares of common stock under the 2020 Plan. This option contains both service and market vesting conditions. Vesting of this option is contingent upon the market price of the Company's common stock achieving three stated price targets for 30 consecutive trading days through the third anniversary of the date of grant. If the first market price target is met, 33% of the option granted will cliff vest on the third anniversary of the date of grant, with an additional 33% of the option vesting on the third anniversary of the date of grant if the second market price target is met, and the last 34% of the option vesting on the third anniversary of the date of grant if the final market price target is met. The total grant date fair value of this option was $4.0 million, with a grant date fair value of $46.41 per share. The Company is recognizing the expense relating to this stock option on a straight-line basis over the three-year service period. The exercise price of this award is $86.96 per share. The fair value of the option was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of May 12, 2022, the date of grant:

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

During both the thirteen and thirty-nine weeks ended December 25, 2021, the Company did not grant options to purchase shares.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period.

The following table summarizes the stock award activity for the thirty-nine weeks ended December 24, 2022:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at March 26, 2022	728,079	$23.44
Granted	86,189	$86.96
Exercised	(14,297)	$23.02		$723
Cancelled, forfeited or expired	—	$—
Outstanding at December 24, 2022	799,971	$30.29	6.2	$27,302
Vested and expected to vest after December 24, 2022	799,971	$30.29	6.2	$27,302
Exercisable at December 24, 2022	298,465	$19.59	4.6	$12,569

A summary of the status of non-vested stock options as of December 24, 2022 including changes during the thirty-nine weeks ended December 24, 2022 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 26, 2022	626,976	$9.14
Granted	86,189	$46.41
Vested	(211,659)	$8.20
Nonvested shares forfeited	—	$—
Nonvested at December 24, 2022	501,506	$15.94

Restricted Stock Units

During the thirteen weeks ended December 24, 2022, the Company did not grant restricted stock units.

During the thirty-nine weeks ended December 24, 2022, the Company granted 94,262 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of the grant. The grant date fair value of these awards for the thirty-nine weeks ended December 24, 2022 totaled $8.2 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of the grant.

During the thirteen weeks ended December 25, 2021, the Company granted 1,387 restricted stock units to various employees under the 2020 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The grant date fair value of these awards for the thirteen weeks ended December 25, 2021 totaled $0.1 million. Subject to certain exceptions, the Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of the grant.

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

Performance Share Units

During both the thirteen weeks ended December 24, 2022 and December 25, 2021, the Company did not grant performance share units.

During the thirty-nine weeks ended December 24, 2022, the Company granted 57,843 performance share units to various employees under the 2020 Plan with a grant date fair value of $5.0 million.

During the thirty-nine weeks ended December 25, 2021, the Company granted 33,571 performance share units to various employees under the 2020 Plan with a grant date fair value of $2.6 million.

The performance share units granted in both the thirty-nine weeks ended December 24, 2022 and December 25, 2021 are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period. The performance period for the performance share units granted during the thirty-nine weeks ended December 24, 2022 began on March 27, 2022 and ends on March 29, 2025. The performance period for the performance share units granted during the thirty-nine weeks ended December 25, 2021 began on March 28, 2021 and ends on March 30, 2024. The performance metrics were established by the Company at the beginning of the performance periods. At the end of the performance periods, the number of performance shares to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance share units to vest will be 0%, if the performance goals are at the threshold level, the number of performance share units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance share units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance share units to vest will be 200% of the target amounts, each subject to continued service through the last day of the performance periods (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance share units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award.

The grant date fair value of the performance share units granted during both the thirty-nine weeks ended December 24, 2022 and December 25, 2021, respectively, was initially measured using the Company's closing stock price on the dates of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting periods, subject to certain exceptions. The expense recognized over the vesting periods is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance periods, stock compensation expense would be reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance periods.

Stock-Based Compensation Expense

Stock-based compensation expense was $2.4 million and $1.8 million for the thirteen weeks ended December 24, 2022 and December 25, 2021, respectively. Stock-based compensation expense was $9.6 million and $7.8 million for the thirty-nine weeks ended December 24, 2022 and December 25, 2021, respectively. Stock-based compensation expense of $0.3 million and $0.2 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended December 24, 2022 and December 25, 2021, respectively. Stock-based compensation expense of $1.5 million and $1.2 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirty-nine weeks ended December 24, 2022 and December 25, 2021, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of December 24, 2022, there was $4.2 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 2.08 years. As of December 24, 2022, there was $7.9 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.17 years. As of December 24, 2022, there was $4.4 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.02 years.

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

On May 8, 2019, Sheplers, LLC (formerly known as Sheplers, Inc. prior to September 26, 2021), a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleged deceptive pricing on merchandise sold in Sheplers’ e-commerce site. The Company reached a settlement for an amount that is not material to the condensed consolidated financial statements, and all settlement amounts have been paid as of December 24, 2022.

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 34-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this claim vigorously. As of December 24, 2022, the Company has recorded an amount for the estimated probable loss, which is not material to the condensed consolidated financial statements. Depending on the actual outcome of pending litigation, charges in excess of such recorded amount could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

ROU assets are tested for impairment in the same manner as long-lived assets. During both the thirteen and thirty-nine weeks ended December 24, 2022 and December 25, 2021, the Company did not record ROU asset impairment charges related to its stores.

ROU assets and lease liabilities as of December 24, 2022 and March 26, 2022 consist of the following:

	Balance Sheet Classification	December 24, 2022 (in thousands)	March 26, 2022 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$9,572	$10,254
Operating lease assets	Right-of-use assets, net	297,574	230,893
Total lease assets		$307,146	$241,147

Liabilities
Current
Finance	Short-term lease liabilities	$867	$838
Operating	Short-term lease liabilities	48,359	42,279
Total short-term lease liabilities		$49,226	$43,117

Non-Current
Finance	Long-term lease liabilities	$15,509	$16,164
Operating	Long-term lease liabilities	292,656	218,420
Total long-term lease liabilities		$308,165	$234,584
Total lease liabilities		$357,391	$277,701

Total lease costs for the thirteen and thirty-nine weeks ended December 24, 2022 and December 25, 2021 were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Finance lease cost
Amortization of right-of-use assets	$213	$256	$682	$675
Interest on lease liabilities	177	188	539	587
Total finance lease cost	$390	$444	$1,221	$1,262

Operating lease cost	$15,860	$12,703	$45,076	$36,887
Short-term lease cost	1,736	1,539	3,646	2,800
Variable lease cost	6,124	5,860	16,874	14,817
Total lease cost	$24,110	$20,546	$66,817	$55,766

The following table summarizes future lease payments as of December 24, 2022:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2023	$7,004	$386
2024	63,944	1,544
2025	60,765	1,516
2026	53,947	1,553
2027	45,207	1,590
Thereafter	185,352	14,524
Total	416,219	21,113
Less: Imputed interest	(75,204)	(4,737)
Present value of net lease payments	$341,015	$16,376

The following table includes supplemental lease information:

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	December 24, 2022	December 25, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$44,653	$37,753
Operating cash flows used for finance leases	350	—
Financing cash flows used for finance leases	824	1,192
	$45,827	$38,945
Lease liabilities arising from new right-of-use assets
Operating leases	$101,203	$66,557
Finance leases	$—	$3,148

Weighted average remaining lease term (in years)
Operating leases	8.0	6.5
Finance leases	12.6	13.5

Weighted average discount rate
Operating leases	4.6%	4.9%
Finance leases	10.9%	10.9%

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

The income tax rate was 24.9% and 23.6% for the thirteen weeks ended December 24, 2022 and December 25, 2021, respectively, and 24.5% and 22.5% for the thirty-nine weeks ended December 24, 2022 and December 25, 2021, respectively. The tax rate for the thirteen and thirty-nine weeks ended December 24, 2022 was higher than the tax rate for the thirteen and thirty-nine weeks ended December 25, 2021, primarily due to a lower tax benefit due to income tax accounting for stock-based compensation compared to the thirteen and thirty-nine weeks ended December 25, 2021. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of December 24, 2022. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 24, 2022 and March 26, 2022, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 24, 2022, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

9. Related Party Transactions

During the thirteen and thirty-nine weeks ended December 24, 2022 and December 25, 2021, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to less than $0.1 million and $0.2 million in the thirteen weeks ended December 24, 2022 and December 25, 2021, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheets. These capital expenditures amounted to $0.1 million and $0.6 million in the thirty-nine weeks ended December 24, 2022 and December 25, 2021, respectively, and were recorded as property and equipment, net on the condensed consolidated balance sheets. One member of the Company’s board of directors currently serves on the board of directors at Floor & Decor Holdings, Inc. Additionally, one member of the Company’s board of directors served as an executive officer at Floor & Decor Holdings, Inc. through April 2022.

10. Earnings Per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method, whereby proceeds from such exercise and unamortized compensation, if any, on stock-based awards, are assumed to be used by the Company to purchase the shares of common stock at the average market price during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income. Performance share units are included in the calculation of diluted earnings per share to the extent that the shares would be issuable if the end of the reporting period were the end of the contingency period. Market-based stock option awards are excluded from the calculation of diluted earnings per share until their respective market criteria has been achieved.

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and thirty-nine weeks ended December 24, 2022 and December 25, 2021 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 24,	December 25,	December 24,	December 25,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$52,772	$69,231	$124,144	$147,737

Weighted average basic shares outstanding	29,813	29,637	29,790	29,518
Dilutive effect of options and restricted stock	481	806	550	864
Weighted average diluted shares outstanding	30,294	30,443	30,340	30,382

Basic earnings per share	$1.77	$2.34	$4.17	$5.01
Diluted earnings per share	$1.74	$2.27	$4.09	$4.86

During the thirteen weeks ended December 24, 2022 and December 25, 2021, securities outstanding totaling approximately 227,182 and zero shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

During the thirty-nine weeks ended December 24, 2022 and December 25, 2021, securities outstanding totaling approximately 198,107 and zero shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of December 24, 2022, we operated 333 stores in 41 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com and third-party marketplaces. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Net sales

Net sales reflect revenue from the sale of our merchandise at retail locations, as well as sales of merchandise through our e-commerce websites. We recognize revenue upon the purchase of merchandise by customers at our stores and upon delivery of the product in the case of our e-commerce websites. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to our customers. Net sales are net of estimated and actual sales returns and deductions for estimated future award redemptions. Revenue from the sale of gift cards is deferred until the gift cards are used to purchase merchandise.

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

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental stock-based compensation, legal, and accounting-related expenses and increases resulting from growth in the number of our stores.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 24,	December 25,	December 24,	December 25,
(dollars in thousands)	2022	2021	2022	2021
Condensed Consolidated Statements of Operations Data:
Net sales	$514,553	$485,904	$1,231,954	$1,104,948
Cost of goods sold	326,739	294,245	777,214	678,711
Gross profit	187,814	191,659	454,740	426,237
Selling, general and administrative expenses	115,318	99,467	285,669	230,288
Income from operations	72,496	92,192	169,071	195,949
Interest expense	2,258	1,667	4,345	5,392
Other income/(loss), net	63	43	(210)	161
Income before income taxes	70,301	90,568	164,516	190,718
Income tax expense	17,529	21,337	40,372	42,981
Net income	$52,772	$69,231	$124,144	$147,737

Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.5%	60.6%	63.1%	61.4%
Gross profit	36.5%	39.4%	36.9%	38.6%
Selling, general and administrative expenses	22.4%	20.5%	23.2%	20.8%
Income from operations	14.1%	19.0%	13.7%	17.7%
Interest expense	0.4%	0.3%	0.4%	0.5%
Other income/(loss), net	—%	—%	—%	—%
Income before income taxes	13.7%	18.6%	13.4%	17.3%
Income tax expense	3.4%	4.4%	3.3%	3.9%
Net income	10.3%	14.2%	10.1%	13.4%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended December 24, 2022 Compared to Thirteen Weeks Ended December 25, 2021

Net sales. Net sales increased $28.6 million, or 5.9%, to $514.6 million for the thirteen weeks ended December 24, 2022 from $485.9 million for the thirteen weeks ended December 25, 2021. Consolidated same store sales decreased 3.6%. Excluding the impact of the 15.2% decrease in e-commerce same store sales, same store sales decreased by 0.8%. The increase in net sales was the result of the incremental sales from new stores opened over the past twelve months, partially offset by the decrease in consolidated same store sales. Higher average unit retail prices, driven in part by inflation, further contributed to the increase in net sales.

Gross profit. Gross profit decreased $3.8 million, or 2.0%, to $187.8 million for the thirteen weeks ended December 24, 2022 from $191.7 million for the thirteen weeks ended December 25, 2021. As a percentage of net sales, gross profit was 36.5% and 39.4% for the thirteen weeks ended December 24, 2022 and December 25, 2021, respectively. Gross profit decreased primarily due to higher freight expense and cost of merchandise. The decrease in gross profit rate of 290 basis points was driven primarily by a 190 basis-point decrease in merchandise margin rate and 100 basis points of deleverage in buying, occupancy and distribution center costs. The decline in merchandise margin rate was driven primarily by a 180 basis-point headwind from higher freight expense.

Selling, general and administrative expenses. SG&A expenses increased $15.9 million, or 15.9%, to $115.3 million for the thirteen weeks ended December 24, 2022 from $99.5 million for the thirteen weeks ended December 25, 2021. The increase in SG&A expenses was primarily a result of higher store-related expenses, store payroll, and marketing expenses in the current-year period compared to the prior-year period. As a percentage of net sales, SG&A increased by 190 basis points to 22.4% for the thirteen weeks ended December 24, 2022 from 20.5% for the thirteen weeks ended December 25, 2021 primarily as a result of higher store-related expenses and store payroll.

Income from operations. Income from operations decreased $19.7 million, or 21.4%, to $72.5 million for the thirteen weeks ended December 24, 2022 from $92.2 million for the thirteen weeks ended December 25, 2021. The decrease in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 14.1% and 19.0% for the thirteen weeks ended December 24, 2022 and December 25, 2021, respectively.

Interest expense. Interest expense was $2.3 million and $1.7 million for the thirteen weeks ended December 24, 2022 and December 25, 2021, respectively. The increase in interest expense in the current-year period was primarily the result of a higher debt balance in the current-year period compared to the prior-year period.

Income tax expense. Income tax expense was $17.5 million for the thirteen weeks ended December 24, 2022, compared to $21.3 million for the thirteen weeks ended December 25, 2021. Our effective tax rate was 24.9% and 23.6% for the thirteen weeks ended December 24, 2022 and December 25, 2021, respectively. The tax rate for the thirteen weeks ended December 24, 2022 was higher than the tax rate for the thirteen weeks ended December 25, 2021, primarily due to a lower tax benefit due to income tax accounting for stock-based compensation compared to the thirteen weeks ended December 25, 2021.

Net income. Net income was $52.8 million for the thirteen weeks ended December 24, 2022 compared to $69.2 million for the thirteen weeks ended December 25, 2021. The decrease in net income was primarily attributable to the factors noted above.

Thirty-Nine Weeks Ended December 24, 2022 Compared to Thirty-Nine Weeks Ended December 25, 2021

Net sales. Net sales increased $127.0 million, or 11.5%, to $1.232 billion for the thirty-nine weeks ended December 24, 2022 from $1.105 billion for the thirty-nine weeks ended December 25, 2021. Consolidated same store sales increased 1.8%. Excluding the impact of the 7.5% decrease in e-commerce same store sales, same store sales increased by 3.6%. The increase in net sales was the result of the incremental sales from new stores opened over the past twelve months and an increase of 1.8% in consolidated same store sales, which saw an increase in average unit retail prices, driven in part by inflation.

Gross profit. Gross profit increased $28.5 million, or 6.7%, to $454.7 million for the thirty-nine weeks ended December 24, 2022 from $426.2 million for the thirty-nine weeks ended December 25, 2021. As a percentage of net sales, gross profit was 36.9% and 38.6% for the thirty-nine weeks ended December 24, 2022 and December 25, 2021, respectively. Gross profit increased primarily due to higher sales. The decrease in gross profit rate of 170 basis points was driven by 120 basis points of deleverage in buying, occupancy and distribution center costs and a 50 basis-point decrease in merchandise margin rate. The decline in merchandise margin rate was driven primarily by a 90 basis-point headwind from higher freight expense, partially offset by growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $55.4 million, or 24.0%, to $285.7 million for the thirty-nine weeks ended December 24, 2022 from $230.3 million for the thirty-nine weeks ended December 25, 2021. The increase in SG&A expenses was primarily a result of higher store payroll, store-related expenses, and marketing expenses in the current-year period compared to the prior-year period. As a percentage of net sales, SG&A increased by 230 basis points to 23.2% for the thirty-nine weeks ended December 24, 2022 from 20.8% for the thirty-nine weeks ended December 25, 2021, primarily as a result of an increase in store-related expenses, store payroll and marketing expenses.

Income from operations. Income from operations decreased $26.9 million, or 13.7%, to $169.1 million for the thirty-nine weeks ended December 24, 2022 from $195.9 million for the thirty-nine weeks ended December 25, 2021. The decrease in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 13.7% and 17.7% for the thirty-nine weeks ended December 24, 2022 and December 25, 2021, respectively.

Interest expense. Interest expense was $4.3 million and $5.4 million for the thirty-nine weeks ended December 24, 2022 and December 25, 2021, respectively. Interest expense in the thirty-nine weeks ended December 25, 2021 includes the write off of $1.4 million in debt issuance costs and debt discount associated with the $111.5 million prepayment on the 2015 Golub Term Loan. Excluding the write off in the prior-year period, interest expense was $4.3 million for the thirty-nine weeks ended December 24, 2022, compared to $4.0 million for the thirty-nine weeks ended December 25, 2021. The increase in interest expense in the current-year period was primarily the result of interest expense incurred on the revolving line of credit during the thirty-nine weeks ended December 24, 2022 at a higher interest rate than the prior-year period.

Income tax expense. Income tax expense was $40.4 million for the thirty-nine weeks ended December 24, 2022, compared to $43.0 million for the thirty-nine weeks ended December 25, 2021. Our effective tax rate was 24.5% and 22.5% for the thirty-nine weeks ended December 24, 2022 and December 25, 2021, respectively. The tax rate for the thirty-nine weeks ended December 24, 2022 was higher than the tax rate for the thirty-nine weeks ended December 25, 2021, primarily due to a lower tax benefit due to income tax accounting for stock-based compensation compared to the thirty-nine weeks ended December 25, 2021.

Net income. Net income was $124.1 million for the thirty-nine weeks ended December 24, 2022 compared to $147.7 million for the thirty-nine weeks ended December 25, 2021. The decrease in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Selected Store Data:
Same Store Sales (decline)/growth	(3.6)%	54.2%	1.8%	61.8%
Stores operating at end of period	333	289	333	289
Total retail store square footage, end of period (in thousands)	3,598	3,063	3,598	3,063
Average store square footage, end of period	10,806	10,597	10,806	10,597
Average net sales per store (in thousands) (1)	$1,320	$1,372	$3,214	$3,218
(1)	Average net sales per store is calculated by dividing net sales for the applicable period by the number of stores operating at the end of the period. For the purpose of calculating net sales per store, e-commerce sales and certain other revenues are excluded from net sales.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. Included in our fiscal 2023 capital expenditures are investments in a new distribution center in Kansas City, Missouri. We estimate that our total capital expenditures in fiscal 2023 will be between $90.0 million and $95.0 million (including the capital expenditures made during the thirty-nine weeks ended December 24, 2022), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

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

Borrowings under the June 2015 Wells Fargo Revolver bear interest at per annum rates equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR Loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For LIBOR Loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans. The interest on the June 2015 Wells Fargo Revolver is payable in quarterly installments ending on the maturity date. On May 26, 2017, the Company entered into an amendment to the June 2015 Wells Fargo Revolver (the “2017 Wells Amendment”), increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date to the earlier of May 26, 2022 or 90 days prior to the previous maturity of the 2015 Golub Term Loan, which was then scheduled to mature on June 29, 2021. On June 6, 2019, we entered into Amendment No. 3 to the Credit Agreement (the “2019 Wells Amendment”), further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date to June 6, 2024. The 2019 Wells Amendment further made changes to the 2015 Wells Fargo Revolver in connection with the transition away from LIBOR as the benchmark rate. On July 26, 2021, the Company entered in an amendment (the “2021 Wells Amendment”), increasing the aggregate revolving credit facility to $180.0 million. On July 11, 2022, the Company entered into Amendment No. 4 to the Credit Agreement (the “2022 Wells Amendment”), increasing the aggregate revolving credit facility to $250.0 million, which includes a $10.0 million sublimit for letters of credit. The 2022 Wells Amendment extended the maturity date to July 11, 2027. The 2022 Wells Amendment also made other changes to the June 2015 Wells Fargo Revolver, replacing all LIBOR based provisions with provisions reflecting Term Secured Overnight Financing Rate (“SOFR”), including, without limitation, the use of Term SOFR as the benchmark rate. Following the 2022 Wells Amendment, Revolving Credit Loans bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term SOFR (defined as Term SOFR plus 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For SOFR loans, the applicable margin ranges from 1.00% to 1.25% and for base rate loans it ranges from 0.00% to 0.25%.

The amounts outstanding under the June 2015 Wells Fargo Revolver and letter of credit commitments as of December 24, 2022, were $59.1 million and $0.8 million, respectively. The amounts outstanding under the June 2015 Wells Fargo Revolver and letter of credit commitments as of March 26, 2022 were $28.5 million and zero, respectively.

Total interest expense incurred in the thirteen and thirty-nine weeks ended December 24, 2022 on the June 2015 Wells Fargo Revolver was $2.1 million and $3.8 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 24, 2022 was 4.9%. Total interest expense incurred in the thirteen and thirty-nine weeks ended December 25, 2021 on the June 2015 Wells Fargo Revolver was $0.2 million and $0.5 million, respectively.

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

The June 2015 Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default, and requires the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The June 2015 Wells Fargo Revolver also requires us to pay additional interest of 2.0% per annum upon triggering certain specified events of default as set forth therein. For financial accounting purposes, the requirement for us to pay a higher interest rate upon an event of default is an embedded derivative. As of December 24, 2022, the fair value of this embedded derivative was estimated and was not significant.

As of December 24, 2022, we were in compliance with the June 2015 Wells Fargo Revolver covenant.

Cash Position and Cash Flow

Cash and cash equivalents were $50.4 million as of December 24, 2022 compared to $20.7 million as of March 26, 2022.

The following table presents summary cash flow information for the periods indicated below:

	Thirty-Nine Weeks Ended
	December 24,	December 25,
(in thousands)	2022	2021
Net cash provided by/(used in):
Operating activities	$87,050	$190,556
Investing activities	(83,056)	(39,749)
Financing activities	25,724	(109,241)
Net increase in cash	$29,718	$41,566

Operating Activities

Net cash provided by operating activities was $87.1 million for the thirty-nine weeks ended December 24, 2022. The significant components of cash flows used in operating activities were net income of $124.1 million, the add-back of non-cash depreciation and intangible asset amortization expense of $26.0 million, and stock-based compensation expense of $9.6 million. Accounts payable and accrued expenses and other current liabilities increased by $52.4 million due to the timing of payments. Inventory increased by $117.9 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $83.1 million for the thirty-nine weeks ended December 24, 2022, which was attributable to $83.1 million in capital expenditures related to store construction, investments in a new distribution center in Kansas City, Missouri, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $39.7 million for the thirty-nine weeks ended December 25, 2021, which was primarily attributable to $39.7 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash provided by financing activities was $25.7 million for the thirty-nine weeks ended December 24, 2022. We borrowed $30.5 million on our revolving line of credit and paid $4.5 million in taxes related to the vesting of restricted stock.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of December 24, 2022, we had $59.1 million outstanding under the June 2015 Wells Fargo Revolver.

As of December 24, 2022, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2022 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 24, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 24, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 24, 2022, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2022, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: January 25, 2023	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: January 25, 2023	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)