Form 10-K
period 2023-04-01
Boot Barn Holdings, Inc.
filed 2023-05-18
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $1.426 billion. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 17, 2023 was 29,909,443.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2023 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Fiscal Year

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2023, fiscal 2022, and fiscal 2021, which represent our fiscal years ended April 1, 2023, March 26, 2022 and March 27, 2021, respectively. Fiscal 2023 was a 53-week period and fiscal 2022 and 2021 were each 52-week periods.

PART I

Item 1. Business.

Our Company

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. With 345 stores in 43 states as of April 1, 2023, we have more than three times as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to grow our domestic store base to 900 stores. Our stores, which are typically freestanding or located in strip centers, average 10,800 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high-quality footwear and apparel. We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our vision, “To offer everyone a piece of the American spirit – one handshake at a time”.

Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends. Accordingly, a majority of our inventory is kept in stock through automated replenishment programs. Our boot selection, which comprises approximately one-third of each store’s selling square footage space, is merchandised on self-service fixtures with western boots arranged by size and work boots arranged by style and function. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market-leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western-style jewelry and accessories. Our western assortment includes many of the industry’s most sought-after brands, such as Ariat, Cinch, Cody James, Corral, Dan Post, Durango, El Dorado, Idyllwind, Justin, Laredo, Miss Me, Montana Silversmiths, Moonshine Spirit, Resistol, Shyanne, Stetson, Tony Lama, Twisted X, and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety-toe boots and flame-resistant and high-visibility clothing. Among the top work brands sold in our stores are Carhartt, Cody James Work, Georgia Boot, Hawx, Thorogood, Timberland Pro and Wolverine. Our merchandise is also available on our e-commerce websites.

Boot Barn was founded in 1978 and, over the past 45 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

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

Sheplers Acquisition

On June 29, 2015, we acquired Sheplers, Inc. and Sheplers Holding Corporation (now known as Sheplers, LLC and Sheplers Holding LLC, respectively, following the conversion of these entities to limited liability companies on September 26, 2021) (these entities collectively, “Sheplers”), a western lifestyle company with 25 retail locations across the United States and an e-commerce business. We refer to the acquisition as the “Sheplers Acquisition”. We financed the Sheplers Acquisition with borrowings under a senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (the “Wells Fargo Revolver”), and a syndicated senior secured term loan for which GCI Capital Markets LLC was agent (the “2015 Golub Term Loan”). Through the Sheplers Acquisition, we added eight new markets, expanded both our Texas (Dallas and San Antonio) and Denver markets, and greatly increased our omni-channel capabilities as Sheplers had a leading e-commerce platform (“Sheplers e-commerce”). We rebranded 19 of the 25 retail stores acquired through the Sheplers Acquisition, and closed the remaining six stores during fiscal 2016. The acquisition-date fair value of the consideration transferred totaled $149.3 million.

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

Strong e-commerce positioning. We offer a compelling shopping experience to our customers, including 345 brick-and-mortar stores combined with our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces. Additionally, during fiscal 2023, we launched a Boot Barn app, which has become an additional sales channel for the business. Bootbarn.com and sheplers.com offer a compelling every-day low price shopping experience catered towards a lifestyle customer with western roots and a strong work influence. Countryoutfitter.com has a curated assortment appealing to a more fashion-based country lifestyle customer. Each of our e-commerce sites has distinct brand positioning and provides a differentiated shopping experience to our customers.

Fast growing specialty retailer of western and work wear in the U.S. Our broad geographic footprint, which currently spans 43 states, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Loyal customer base. Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. Our customer loyalty program, B Rewarded, enhances our connection and relationship with our customers. Our loyalty program has grown rapidly since its inception in fiscal 2011 and as of April 1, 2023, includes approximately 7.1 million members who have purchased merchandise from us in the last three fiscal years. The majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our stores and e-commerce websites, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

Differentiated shopping experience. We deliver a one-stop shopping experience that engages our customers and, we believe, fulfills their lifestyle needs. Our stores are designed to create an inviting and engaging experience and include prominent storefront signage, a simple and easy-to-shop layout and a large and conveniently arranged self-service selection of boots. We offer significant inventory breadth and depth across a range of boots, apparel and accessories. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access additional boots, apparel and other items from our e-commerce distribution center inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, same day delivery and in-store fulfillment of online purchases. We believe that our strong, long-lasting supplier relationships enhance our ability to provide a compelling merchandise assortment with a strong in-stock position both in-store and online. Our knowledgeable store associates are passionate about our merchandise and deliver a high level of service to our customers. These elements help promote customer loyalty and drive repeat visits.

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

Portfolio of exclusive brands. We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of brands exclusive to us, which primarily include Shyanne, Cody James, Moonshine Spirit, Idyllwind, Hawx, Cody James Work, El Dorado, Cleo + Wolf, Brothers & Sons, Rank 45 and Blue Ranchwear. Our exclusive brands are currently available in stores, on bootbarn.com, sheplers.com, countryoutfitter.com and third-party marketplaces, and offer high-quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our exclusive brands address product and price segments that we believe are underserved by third-party brands and has historically achieved better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our exclusive brands have been strong, demonstrated by their increasing penetration and sales momentum across our store base and e-commerce websites.

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

Our new store model requires an average net cash investment of approximately $1.4 million and targets an average payback period of three years. Our lean operating structure, coupled with our strong supplier relationships, has allowed us to grow with minimal supply chain investments as a portion of our products ship directly from our suppliers to our stores. We believe that our proven retail model and attractive unit economics support our ability to grow our store footprint in both new and existing markets across the U.S.

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

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Continuing omni-channel leadership. Our growing national footprint, social media following and broader marketing efforts drive traffic to our stores and e-commerce websites. We operate our e-commerce websites and app as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e-commerce websites, which reached more than 91 million total visits in fiscal 2023 compared to more than 88 million total visits in fiscal 2022, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access additional boots, apparel and other items from our e-commerce distribution center inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, same day delivery and in-store fulfillment of online purchases. We have also made investments in our e-commerce infrastructure, including adding automation to our distribution centers to support expanding e-commerce growth. Our e-commerce sales as a portion of total consolidated net sales were 12.8% and 15.5% in fiscal 2023 and fiscal 2022, respectively.

Driving same store sales growth. We believe that we can continue to grow our same store sales by increasing our brand awareness, driving additional traffic to our stores, e-commerce websites and app, and increasing the amount of merchandise purchased by customers while visiting both our stores and e-commerce channels. Our management team has several initiatives in place to accelerate growth, enhance our store associates’ selling skills, drive store-level productivity and increase customer engagement through our loyalty program.

Building our exclusive brand portfolio. We believe we can achieve gross margin enhancement by increasing the penetration of our exclusive brand sales. As of April 1, 2023, our exclusive brands primarily include Shyanne, Cody James, Moonshine Spirit, Idyllwind, Hawx, Cody James Work, El Dorado, Cleo + Wolf, Brothers & Sons, Rank 45 and Blue Ranchwear, and are sold in our stores, on our e-commerce websites and app, and on third-party marketplaces. Each of our exclusive brands, which address product and price segments that we believe are underserved by third-party brands, offers high quality exclusive products to our customers and has historically achieved better merchandise margins than the third-party brands that we carry.

Expanding our store base. Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2023, we opened 45 new stores with no acquisitions. We typically rebrand acquired stores within twelve months from the date of acquisition. Based on an extensive analysis, we believe that we have the potential to grow our domestic store base of 345 stores as of April 1, 2023 to approximately 900 stores over time. Over the long-term we plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made investments in personnel, information technology, distribution center infrastructure and e-commerce platforms to support the expansion of our operations.

Leveraging our economies of scale. We believe that we have a variety of opportunities to increase the profitability of our business over time. Our ability to leverage our infrastructure and drive store-level productivity is expected to be a driver of our improvement in profitability. We intend to continually refine our merchandise mix and increase the penetration of our exclusive brands to help differentiate us from our competitors and achieve higher merchandise margins. We also expect to capitalize on additional economies of scale in purchasing and sourcing as we grow our geographic footprint and online presence.

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

Our Sales Channels

During fiscal 2023, we continued to enhance our omni-channel capabilities. Our current omni-channel presence consists of both brick-and-mortar stores as well as an e-commerce platform, consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces. Additionally, during fiscal 2023, we launched a Boot Barn app, which has become an additional sales channel for the business.

Our stores

As a lifestyle retail concept, our stores offer a broad array of merchandise to outfit an entire family, while working during the week, relaxing on the weekend, or dressing up for an evening out. Our stores are easy to navigate across all major product categories. The majority of our stores have ladies’ and children’s apparel, men’s western and work apparel, basic and more stylized denim, and accessories such as hats, belts, jewelry, handbags, gifts and various other items.

Boots are our signature category, with an expansive assortment displayed on fixtures up to six shelves in height. We offer virtually all of our boots in pairs out on the sales floor. To reflect the typical purchasing decision process of each of our customer segments, we arrange all western boots by size and all work boots by function and brand. While our knowledgeable and friendly store associates are readily available to assist our customers, the store design facilitates a self-service shopping experience.

Our stores are generally located in or near high visibility, power and large neighborhood shopping centers with trade areas of five or more miles. Our stores average 10,800 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our stores are designed and managed to drive profitability and, we believe, create a compelling customer shopping experience.

During fiscal 2023, we opened 45 new stores. As of April 1, 2023, our retail footprint included 345 stores in 43 states across the U.S. Two of our stores are operated under the “American Worker” name. Our American Worker stores primarily feature work-related footwear, apparel and accessories. We do not currently intend to open additional American Worker stores.

The following table shows the number of stores in each of the 43 states in which we operated as of April 1, 2023.

Number of
State	stores
Alabama	3
Arizona	17
Arkansas	2
California	64
Colorado	15
Connecticut	1
Delaware	2
Florida	9
Georgia	4
Idaho	3
Illinois	2
Indiana	6
Iowa	6
Kansas	5
Kentucky	3
Louisiana	6
Maryland	1
Michigan	2
Minnesota	4
Mississippi	1
Missouri	3
Montana	4
Nebraska	2
Nevada	12
New Jersey	2
New Mexico	7
New York	1
North Carolina	10
North Dakota	6
Ohio	5
Oklahoma	8
Oregon	5
Pennsylvania	7
South Carolina	3
South Dakota	2
Tennessee	12
Texas	74
Utah	3
Virginia	5
Washington	5
West Virginia	1
Wisconsin	3
Wyoming	9
Total	345

E-commerce

Our e-commerce websites are an integral part of our brand and allow us to further build awareness in our current markets and reach customers not served by our current geographic footprint. During fiscal 2023, we had more than 91 million total visits to our websites and we sold merchandise to customers in all 50 states. Approximately 2.8% of our total e-commerce revenue for fiscal 2023 was generated from customers outside of the United States. Such foreign-source revenue constituted approximately 0.4% of our overall net sales in fiscal 2023.

Our growing national footprint and broader marketing efforts drive traffic to our bootbarn.com website and app, which in turn also drives traffic to our stores. We believe that many customers, especially those shopping for boots, browse online at bootbarn.com or our app and then visit our stores to make their purchases to ensure a proper fit. As a multi-channel retailer, we are implementing technology initiatives that integrate in-store and e-commerce platforms into one seamless customer experience. As an example, our stores have in-store touch screen devices that expand the product offering available to our in-store customers, including additional styles, colors and sizes not carried in the store. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, same day delivery and in-store fulfillment of online purchases.

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

Store expansion opportunities and site selection

We have substantial experience in opening stores in new and existing geographic markets. During the last three fiscal years, we have successfully added, on a net basis, 86 new stores through organic growth. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co-tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high-traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high-density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

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

Over the past several years, we have invested in construction and real estate resources, information technology and distribution center infrastructure to support the expansion of our operations. In addition, we have developed a model for new stores that assumes a leased 10,000 to 15,000 square foot space, requires an average net cash investment of approximately $1.4 million and targets an average payback period of three years. We believe that under this model we can grow our store base by at least 10% annually over the next several years without substantially modifying our current resources and infrastructure.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. Historically, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles tend to be items that carry over from year to year with only minor updates. In fiscal 2023, fiscal 2022 and fiscal 2021 we generated approximately 31%, 33% and 34% of our net sales during our third fiscal quarter, respectively.

We have a minimal amount of seasonal merchandise that could necessitate significant markdowns. This allows us to implement automated replenishment systems for the majority of our merchandise, meaning that, as in store and e-commerce sales are captured at the point of sale, recommended purchase orders are systematically generated for approval by our merchandising group, ensuring our strong in-stock inventory position. As a result, demand and margins for the majority of our products are fairly predictable, which reduces our inventory risk. Unfavorable economic conditions could leave us with either excess inventory or a shortage of inventory and increased pressure on our margins. For more information about the risks, uncertainties, and other factors that could affect our future results, please see Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Our products

During fiscal 2023, our products contributed to overall sales in the following manner:

●	Gender—Men’s merchandise accounted for approximately 60% of our sales with the balance being ladies, kids and unisex merchandise.

●	Styling—Western styles comprised approximately 70% of our sales, with work-related and other styles making up the balance.
●	Product category—Boots accounted for 47% of our sales, with apparel comprising an additional 37% and the balance consisting of hats, gifts, accessories and home merchandise.

Throughout our long history we have maintained collaborative relationships with our key suppliers. These relationships, coupled with our scale, have allowed us to carry a wide selection of popular and niche brands. In many cases, we are one of the largest accounts of our suppliers and have become important as the largest specialty retailer of western and work wear in the U.S. As a result, we have several advantages relative to our competitors, including increased buying power and access to first-to-market or limited-edition products. This provides us with competitive differentiation and the ability to generate higher merchandise margins.

Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high-quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, under the brand name Moonshine Spirit, that reflect his lifestyle and personality. In fiscal 2019 we entered into a new partnership with country music artist Miranda Lambert, to develop a lifestyle brand, Idyllwind, inspired by her music and creative talents, which includes boots, apparel and accessories. In fiscal 2020 we developed two additional exclusive brands, Hawx and Cody James Work. These brands offer high quality work wear and work boots to our customers. We created these brands to address segments that we believe are underserved by third-party brands. In fiscal 2022 we developed four new exclusive brands, Cleo + Wolf, Brothers & Sons, Rank 45 and Blue Ranchwear. These brands expand our exclusive merchandise assortment to our country customer. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third-party brands. In fiscal 2023, sales from our exclusive brand products accounted for approximately 34.0% of our consolidated sales. These exclusive brands differentiate us from our competitors and have historically produced higher incremental merchandise margins than the third-party brands that we carry.

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

Radio and television—We purchase spots on both national and regional radio stations to draw customers to nearby locations. We also maintain relationships with several country music artists in order to capitalize on the popularity of country music, using our stores and marketing communications to promote their concerts or album sales. These country music artists occasionally make in-store appearances, mention us on social media or give private performances. We also purchase both regional and national television spots to create awareness in new markets, grow our brand recognition in existing markets and occasionally help support grand openings of new stores.

Direct mail—We conduct several direct mail campaigns, and during fiscal 2023, we sent out approximately 11.8 million mailers, ranging in size from postcards to catalogs of approximately 50 pages.

E-mail—We e-mail our e-commerce customers and members of our B Rewarded loyalty program as part of our cross-channel effort to drive traffic to our stores and websites. We sent more than one billion e-mails in fiscal 2023.

Social media—We also have a marketing strategy that has produced a fast-growing social media presence, as evidenced by our strong following on Facebook and Instagram. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each.

Event sponsorship—We typically sponsor community-based western events each year within the regional footprint of our store locations. Houston Livestock Show and Rodeo, a well-known 20-day celebration of western heritage, is one of our most prominent sponsorships and attracts more than two million visitors to Houston, Texas, where we operate many stores in the area. We also sponsor the San Antonio Stock Show and Rodeo, an 18-day event with more than a million attendees. Other prominent sponsorships include Cheyenne Frontier Days, the largest outdoor rodeo in the U.S., the Professional Rodeo Cowboys Association and related National Finals Rodeo in Las Vegas, Nevada, Professional Bull Riders and the National High School Rodeo Association, which supports rodeos for competitors in high school and junior high school. At more prominent events, we often set up large pop-up shops which allow participants to purchase our merchandise.

Distribution

Our suppliers ship a portion of our in-store merchandise directly to our stores and a portion of our e-commerce merchandise to our e-commerce customers. The remaining units are either shipped from our distribution center located in Fontana, California, or from our distribution center in Wichita, Kansas. Our distribution center in California primarily distributes our exclusive brand and volume discount purchases to our stores, and supplies inventory for sponsored events and new store openings. Our Wichita, Kansas distribution center fulfills our e-commerce orders. In accordance with our automated replenishment programs, third-party suppliers typically deliver merchandise to our stores daily, ensuring in-stock merchandise availability and a steady flow of new inventory for our customers.

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

Intellectual property

We regard our trademarks as having value and as being important to our marketing efforts. We have registered our trademarks in the U.S., including our brand name “Boot Barn” and our exclusive brands. We have a registered trademark for the “Sheplers” and “Country Outfitter” brand names. We have foreign trademark protection in China and Hong Kong where we have registered our Boot Barn trademarks. We also own the domain name for www.bootbarn.com, www.sheplers.com and www.countryoutfitter.com. Our policy is to pursue registration of our trademarks and to rigorously defend their infringement by third parties.

Our employees

As of April 1, 2023, we employed approximately 2,700 full-time and 6,100 part-time employees, of which approximately 1,000 were employed at our Store Support Center and distribution centers and approximately 7,800 were employed at our stores. The number of employees, especially part-time employees, fluctuates depending upon our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We have never experienced a strike or significant work stoppage.

Regulation and legislation

We are subject to labor and employment laws, laws governing truth-in-advertising, privacy laws, safety regulations and other laws at the federal, state and local level, including consumer protection regulations, such as the Consumer Product Safety Improvement Act of 2008, that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and distribution centers. We monitor changes in these laws and believe that we are in material compliance with all applicable laws.

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

Risks Related to our Business

●	Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence, local economic conditions in our markets or changes in consumer preferences.
●	Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in markets where we have newly acquired stores and in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.
●	Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including supply chain disruptions and geopolitical conditions such as the ongoing conflict between Russia and Ukraine.
●	We face intense competition in our industry and we may be unable to compete effectively.
●	Our failure to adapt to new challenges that arise when expanding into new geographic markets could adversely affect our ability to profitably operate those stores and maintain our brand image.
●	Our continued growth depends upon successfully opening new stores as well as integrating any acquired stores, and our failure to successfully open new stores or integrate acquired stores could negatively affect our business and stock price.
●	Any significant change in our distribution model could initially have an adverse impact on our cash flows and results of operations.
●	As we expand our business, we may be unable to generate significant amounts of cash from operations.
●	If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.
●	Our efforts to improve and expand our exclusive product offerings may be unsuccessful, and implementing these efforts may divert our operational, managerial, financial and administrative resources, which could harm our competitive position and reduce our revenue and profitability.
●	A rise in the cost of fabric, raw materials, labor or transportation due to inflation or otherwise could increase our cost of merchandise and cause our results of operations and margins to decline.
●	We purchase merchandise based on sales projections and our purchase of too much or too little inventory may adversely affect our overall profitability.
●	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
●	If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.
●	We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.
●	Higher wage and benefit costs could adversely affect our business.
●	If we cannot attract, train and retain qualified employees, our business could be adversely affected.
●	If we lose key management personnel, our operations could be negatively impacted.
●	The COVID-19 pandemic or a resurgence may adversely affect our business operations, growth strategies, store traffic, employee availability, financial condition, liquidity and cash flow for an extended period of time.
●	The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.
●	We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our products and adversely affect our operating results.
●	The adoption of new tax legislation could affect our financial performance.

●	We are required to make significant lease payments for our stores, Store Support Center and distribution centers, which may strain our cash flow.
●	We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.
●	Any inability to balance our exclusive brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.
●	If our suppliers and manufacturers fail to use acceptable labor or other practices, our reputation may be harmed, which could negatively impact our business.
●	Our leverage may reduce our cash flow available to grow our business.
●	The debt outstanding under the Wells Fargo Revolver has a variable rate of interest that is based on the secured overnight financing rate (“SOFR”) which may have consequences for us that cannot be reasonably predicted and may increase our cost of borrowing in the future.
●	The Wells Fargo Revolver contains restrictions and limitations that could significantly impact our ability to operate our business.
●	New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.
●	Our e-commerce businesses subject us to numerous risks that could have an adverse effect on our results of operations.
●	Our sales can significantly fluctuate based upon shopping seasons, which may cause our results of operations to fluctuate disproportionately on a quarterly basis.
●	We buy and stock merchandise based upon seasonal weather patterns and therefore unseasonable or extreme weather could negatively impact our sales, financial condition and results of operations.
●	Litigation costs and the outcome of litigation could have a material adverse effect on our business.
●	Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.
●	Our failure to maintain adequate internal controls over our financial and management systems may cause errors in our financial reporting. These errors may cause a loss of investor confidence and result in a decline in the price of our common stock.
●	If we fail to obtain and retain high-visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the celebrities that we partner with is impaired, our business may suffer.
●	We may be subject to liability if we, or our suppliers, infringe upon the intellectual property rights of third parties.
●	If we are unable to protect our intellectual property rights, our financial results may be negatively impacted.
●	Union attempts to organize our employees could negatively affect our business.
●	Issues with merchandise safety could damage our reputation, sales and financial results.
●	Violations of or changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.
●	We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to our management.
●	Terrorism or civil unrest could negatively affect our business.
●	If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Risks Related To Ownership of Our Common Stock

●	The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.
●	Anti-takeover provisions in our corporate organizational documents and current credit facility and under Delaware law may delay, deter or prevent a takeover of us and the replacement or removal of our management, even if such a change of control would benefit our stockholders.
●	If securities or industry analysts do not publish research and reports or publish inaccurate or unfavorable research and reports about our business, the price and trading volume of our common stock could decline.
●	We do not currently intend to pay cash dividends on our common stock, which may make our common stock less desirable to investors and decrease its value.

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

We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, interest and tax rates, inflation (which has occurred over the past twelve months and is continuing), employment levels, salary and wage levels, the availability of consumer credit, the level of housing, energy and food costs, general business conditions and other challenges affecting the global economy including the COVID-19 pandemic. These risks may be exacerbated for retailers like us who focus on specialty footwear, apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in California, Texas and other states where we have a significant number of stores. Many of our stores operate in geographic areas where the local economies depend to a significant degree on oil and other commodity extraction, and many of our customers are employed in these industries. Our financial performance is accordingly susceptible to economic and other conditions relating to output and employment in these areas. Our financial performance also is impacted by conditions in the construction sector, domestic manufacturing and the transportation and warehouse sectors, the growth of which we believe is an important driver of our work wear business. In addition, our financial performance may be negatively affected if the popularity of the western and country lifestyle subsides, or if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1A. Risk Factors, including those risks associated with increased competition, decreases in store traffic, brand reputation, the interruption of the production and flow of merchandise, the ability to achieve our growth strategies, and the ability to improve and expand our exclusive product offering. These risks could be exacerbated individually or collectively.

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

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including supply chain disruptions or geopolitical conditions including the ongoing conflict between Russia and the Ukraine.

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

Additionally, public health issues affecting China, Mexico or another foreign country from which a large portion of our third-party and exclusive brand merchandise is purchased and imported, may result in the temporary closure of our suppliers’ facilities or shipping ports, resulting in product delivery delays. These travel restrictions, factory closures and production and logistical constraints may result in, among other things, delayed shipments and increased shipping costs. These impacts on our supply chain could have a material adverse effect on our financial condition and results of operations.

Furthermore, in response to the ongoing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia or other associated countries. While the existing sanctions do not materially impact our business or operations, additional sanctions may be imposed in the future that could impact our supply chain. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. These impacts could have a material adverse effect on our financial condition and results of operations.

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

Many of the mass merchants and online retailers that sell some western or work wear products have greater financial, marketing and other resources than we currently do, and in the case of online retailers, lower overhead and overall cost structure. Therefore, these competitors may be able to devote greater resources to the marketing and sale of these products, generate national brand recognition or adopt more aggressive pricing policies than we can, which would put us at a competitive disadvantage if they decide to expand their offerings of these product lines. Moreover, we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors may seek to emulate facets of our business strategy, including our in-store experience, which could result in a reduction of some competitive advantages or special appeal that we might possess. In addition, most of our suppliers sell products to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of the product offerings that we believe are important in differentiating our stores, our e-commerce offerings and our customers’ shopping experience. If our competitors were to duplicate or improve on some or all of our in-store experience, or our in-store and e-commerce product offerings, our competitive position and our business could suffer.

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

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened 45 stores in fiscal 2023, 28 stores in fiscal 2022, and 15 stores in fiscal 2021. We plan to continue to open or acquire new stores in the coming years; however, there can be no assurance that we will open or acquire new stores in fiscal 2024 or thereafter, or that any such stores will be profitable. The expansion of our store base will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. In addition, we plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

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

Our suppliers ship a portion of our in-store merchandise directly to our stores and a portion of our e-commerce merchandise to our e-commerce customers. In the future, as part of our long-term strategic planning, we may change our distribution model to increase the amount of merchandise that we self-distribute through a centralized distribution center or centers. Changing our distribution model to increase distributions from a centralized distribution center or centers to our stores and customers would initially involve significant capital expenditures, which would increase our borrowings and interest expense or temporarily reduce the rate at which we open new stores. In addition, if we are unable to successfully integrate a new distribution model into our operations in a timely manner, our supply chain could experience significant disruptions, which could reduce our sales and adversely impact our results of operations.

As we expand our business, we may be unable to generate significant amounts of cash from operations.

As we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, purchase inventory, pay personnel, and, if necessary, further invest in our infrastructure and facilities. We primarily rely on cash flow generated from existing stores and our e-commerce businesses to fund our current operations and our growth. It typically takes several months and a significant amount of cash to open a new store. For example, our new store model requires an average net cash investment of approximately $1.4 million. If we continue to open a large number of stores relatively close in time, the cost of these store openings and the cost of continuing operations could reduce our cash position. An increase in our net cash outflow for new stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.

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

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our exclusive brand products. During fiscal 2023, merchandise purchased from our top three suppliers accounted for approximately 24% of our consolidated sales. We operate on a purchase order basis for our exclusive brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us, including as a result of inflationary impacts (which has been experienced over the last twelve months and is continuing). If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

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

A rise in the cost of fabric, raw materials, labor or transportation due to inflation or otherwise could increase our cost of merchandise and cause our results of operations and margins to decline.

Increases in the price, and fluctuations in the availability and quality of fabrics and raw materials, such as cotton and leather, that our suppliers use to manufacture our products, as well as the cost of labor and transportation, due to inflation or otherwise, could have adverse impacts on our cost of merchandise and our ability to meet our customers’ demands. In particular, because key components of our products are cotton and leather, any increases in the cost of cotton or leather may significantly affect the cost of our products and could have an adverse impact on our cost of merchandise. Inflation, which has been experienced over the last twelve months and is continuing, may cause or exacerbate these impacts. Additionally, due to competitive labor conditions, we have experienced increases in the cost of labor, which may continue into the future. We may be unable to pass all or any of these higher costs on to our customers, which could have a material adverse effect on our profitability.

We purchase merchandise based on sales projections and our purchase of too much or too little inventory may adversely affect our overall profitability.

We must actively manage our purchase of inventory. We generally order our seasonal and exclusive brand merchandise several months in advance of it being received and offered for sale. If there is a significant decrease in demand for these products, or if we fail to accurately predict consumer demand, including by disproportionately increasing the penetration of our exclusive brand merchandise, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. This could have an adverse effect on our margins and operating income. Conversely, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand, thereby causing us to lose sales or adversely affecting our customer relationships. Any failure on our part to anticipate, identify and respond effectively to changing consumer demand and consumer shopping preferences could adversely affect our results of operations.

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

We rely upon our management information systems in almost every aspect of our daily business operations. For example, our management information systems serve an integral part in enabling us to order merchandise, process merchandise at our distribution centers and retail stores, perform and track sales transactions, manage personnel, pay suppliers and employees, operate our e-commerce businesses and report financial and accounting information to management. In addition, we rely on our management information systems to enable us to leverage our costs as we grow. If our management information systems fail to operate or are unable to support our growth, our store operations and e-commerce businesses could be severely disrupted, and we could be required to make significant additional expenditures to remediate any such failure.

We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.

We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers. Relying on these third-party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather, shutdowns or other delays and their inability to meet our shipping demands. If we are forced to use other delivery services, our costs could increase and we may be unable to meet shipment deadlines. Moreover, we may be unable to obtain terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. In addition, if our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. These circumstances may negatively impact our financial condition and results of operations.

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

Our success depends upon the quality of the employees we hire. We recruit people who are welcoming, friendly and service-oriented, and who often live the western lifestyle or have a genuine affinity for it. Employees in many positions must have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is typically high and finding qualified candidates to fill positions may be difficult particularly in the current highly competitive labor markets. Our planned growth will require us to hire and train even more personnel. If we cannot attract, train and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary and seasonal personnel to staff our distribution centers. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively impact our operations.

If we lose key management personnel, our operations could be negatively impacted.

We depend upon the leadership and experience of our executive management team. If we are unable to retain existing management personnel who are critical to our success, or effectively transition their responsibilities to other personnel (as in the case of departures such as the retirement of our Chief Operation Officer later this year), it could result in harm to our supplier and employee relationships, the loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of any of our key management personnel could have a material adverse effect on our business and prospects, and could be viewed negatively by investors and analysts, which could cause the price of our common stock to decline. We may be unable to find qualified individuals to replace key management personnel on a timely basis, or effectively transition their responsibilities to others, without incurring increased costs or at all. We do not maintain key person life insurance covering any employee. If we lose the services of any of our key management personnel or we are unable to attract additional qualified personnel, we may be unable to successfully manage our business.

The COVID-19 pandemic or a resurgence may adversely affect our business operations, growth strategies, store traffic, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The COVID-19 pandemic has adversely affected our business and it or a resurgence thereof may continue to adversely affect our business until the impact of the pandemic subsides. These adverse effects include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within our stores and on our e-commerce sites. Consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue or may increase, which may affect traffic to our stores.

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

Our Store Support Center and distribution centers are located in California, Kansas, and Missouri. If we encounter any disruptions to our operations at these locations or if they were to shut down for any reason, including due to fire, tornado, earthquake or other natural disaster, then we may be prevented from effectively operating our stores and our e-commerce businesses. Furthermore, the risk of disruption or shutdown at our buildings in California are greater than they might be if they were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shutdown at our locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

In addition, of the 345 stores that we operated as of April 1, 2023, 155 of these stores were located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns or natural disasters in those states where our stores are located. For example, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by an economic downturn affecting the oil, gas, and commodities industries. Any similar events in states where our stores are concentrated could have a material adverse effect on our financial condition and results of operations.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our products and adversely affect our operating results.

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

We do not own any real estate. Instead, we lease all of our retail store locations as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2023, our total lease expense was $90.6 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under some of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Of the store leases that will reach their termination date during fiscal 2024, twenty-two of those leases do not contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.

The investing public may use same store sales or net sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of “same store sales”. Our same store sales can vary significantly from period to period for a variety of reasons, such as the age of stores, temporary store closures, changing economic factors, including those caused by macroeconomic conditions, unseasonable weather, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause same store sales or net sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations and cause the price of our common stock to be volatile during such periods.

Any inability to balance our exclusive brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.

In fiscal 2023, sales from our exclusive brand products accounted for approximately 34.0% of our consolidated sales. As of April 1, 2023, three of our five top selling brands were exclusive brands. Our exclusive brand merchandise has historically had a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our exclusive brands in the future. However, carrying our exclusive brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

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

As of April 1, 2023, we had an aggregate of $66.0 million of total outstanding indebtedness. Our obligation to pay interest under the Wells Fargo Revolver will reduce our available cash flow, limiting our flexibility to respond to changing business and economic conditions and increasing any additional borrowing costs.

The debt outstanding under the Wells Fargo Revolver has a variable rate of interest that is based on the SOFR which may have consequences for us that cannot be reasonably predicted and may increase our cost of borrowing in the future.

On July 11, 2022, we amended the Wells Fargo Revolver to transition from bearing interest based on London Interbank Offered Rate (“LIBOR”) to SOFR. SOFR interest rates may introduce additional basis risk of market participants as an alternative index is utilized along with LIBOR. The future performance of SOFR cannot be predicted based on historical performance and the future level of SOFR may have little or no relation to historical levels of SOFR. Any patterns in market variable behaviors, such as correlations, may change in the future. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR. The Company is not able to predict SOFR or what the impact of the transition to SOFR may be on the Company’s financial condition and results of operations.

The Wells Fargo Revolver contains restrictions and limitations that could significantly impact our ability to operate our business.

The Wells Fargo Revolver contains covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

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

In addition, the Company is required to satisfy a certain fixed charge coverage financial ratio as set forth in this agreement during such times as a covenant trigger event under this agreement shall exist. Our ability to satisfy this financial ratio, if in effect, will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with this ratio in future periods will also depend on our ability to successfully implement our overall business strategy and realize contemplated synergies.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in our current credit facility. Failure to comply with any of these covenants could result in a default under the Wells Fargo Revolver and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the revolving line of credit under this agreement and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

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

As we expand our e-commerce operations, we face the risk of increased losses from credit card fraud. We do not carry insurance against the risk of credit card fraud, so under current credit card practices, we may be liable for fraudulent credit card transactions even though the associated financial institution has approved payment of the orders. If we are unable to deter or control credit card fraud, or if credit card companies require more burdensome terms or refuse to accept credit card charges from us, our net income could be reduced. A breach of our e-commerce security measures could also reduce demand for our services, and expose us to potential liabilities. In addition, to the extent the threat of such attempted attacks and the sophistication thereof grows, we may be required to devote additional resources to preventative measures.

Our e-commerce operations may also subject us to taxation in jurisdictions where we currently do not collect sales and other similar taxes. See “--We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our products and adversely affect our operating results” above.

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

Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of our employees and third parties, including our customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, as well as debit and credit card information. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action, or result in customers discontinuing the use of debit or credit cards in our stores or e-commerce websites, or customers not shopping in our stores or on our e-commerce websites altogether. These consequences could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks and defects in software and hardware and to address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.

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

Maintaining internal controls is time consuming and costly. If we identify any material weaknesses or deficiencies that aggregate to a material weakness in our internal controls, we will have to implement appropriate changes to these controls, which may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting, legal and other personnel, entail substantial costs to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. If we are unable to maintain effective internal control over financial reporting, including because of an inability to remediate any such material weakness, or if our management is unable to report that our internal control over financial reporting is effective when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result, our failure to maintain effective internal controls could result in us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, both of which in turn could cause the market value of our common stock to decline and affect our ability to raise capital.

If we fail to obtain and retain high-visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the celebrities that we partner with is impaired, our business may suffer.

A component of our marketing program is to partner with well-known country music artists and other celebrities for sponsorship and endorsement arrangements. Although we have partnered with several well-known celebrities in this manner, some of these persons may not continue their endorsements, may not continue to succeed in their fields or may engage in activities which could bring disrepute on themselves and, in turn, on us and our brand image and products. We also may not be able to attract and partner with new celebrities that may emerge in the future. Competition for endorsers is significant and adverse publicity regarding us or our industry could make it more difficult to attract and retain endorsers. Any of these failures by us or the celebrities that we partner with could adversely affect our business and revenues.

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

Our success depends in large part on our brand image. Our name, logo, domain names and our exclusive brands and other intellectual property are valuable assets that differentiate us from our competitors. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property rights, but the steps taken by us to protect our proprietary rights may be inadequate to prevent infringement of our trademarks and proprietary rights by others, including imitation and misappropriation of our brand. Additional obstacles may arise as we expand our product lines and geographic scope. Moreover, litigation may be necessary to protect or enforce these intellectual property rights, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows. The unauthorized use or misappropriation of our intellectual property or our failure to protect our intellectual property rights could damage our brand image and the goodwill we have created, which could cause our sales to decline.

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

Various governmental authorities in the jurisdictions where we do business regulate the safety of the merchandise we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California's Proposition 65, and similar legislation, impose restrictions and requirements on the merchandise we sell in our stores and through our e-commerce websites. These regulations change from time to time as new federal, state or local regulations are enacted. If we or our vendors are unable to comply with regulatory requirements on a timely basis or at all, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, environmental and occupational safety requirements and zoning and occupancy laws and ordinances that regulate retailers generally, that govern the importation, promotion and sale of merchandise and/or that regulate the operation of stores and distribution centers. If these regulations were violated by our management, employees or suppliers, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

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

Terrorist attacks, threats of terrorist attacks or civil unrest involving public areas could cause people to avoid visiting some areas where our stores are located. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on footwear, apparel and accessories, or disrupt our ability to obtain merchandise for our stores and e-commerce websites. Such decreases in consumer spending or disruptions in our ability to obtain merchandise would likely decrease our sales and materially adversely affect our financial condition and results of operations.

If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill and indefinite-lived intangible assets. Our goodwill balance as of April 1, 2023 was $197.5 million. Our intangible asset balance as of April 1, 2023 was $60.8 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist, such as significant negative industry or general economic trends. Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. An impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.

The market for specialty retail stocks can be highly volatile. Since our IPO in October 2014 through May 2023, our common stock has traded as high as $134.50 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	variations in our quarterly or annual financial results and operating performance and the performance of our competitors;
●	publication of research reports or recommendations by securities or industry analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;
●	our failure or our competitors’ failure to meet analysts’ projections or guidance;
●	downgrades by any securities analysts who follow our common stock;
●	our levels of same store sales;
●	sales or anticipated sales of large blocks of our common stock;
●	changes to our management team;
●	regulatory developments negatively affecting our industry;
●	changes in stock market valuations of our competitors;
●	the development and sustainability of an active trading market for our common stock;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	the performance and successful integration of any new stores that we open or acquire;
●	actions by competitors;
●	announcements by us or our competitors of new product offerings or significant acquisitions;
●	short selling of our common stock by investors;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;
●	fluctuations in the stock markets generally and in the market for shares in the retail sector particularly; and

●	changes in general market and economic conditions, including as a result of the widespread impact of the COVID-19 pandemic or as a result of other geopolitical conditions, such as the ongoing conflict between Russia and the Ukraine.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Store Support Center, e-commerce operations and distribution centers are located in California, Kansas, and Missouri. As of April 1, 2023, our Store Support Center is located in Irvine, California, where we currently occupy an 84,580 square foot building. The existing lease will expire August 31, 2024, and does not contain an option to renew beyond the current lease term.

In Fontana, California, we lease a 398,471 square foot distribution center that holds inventory to support our exclusive brand initiatives, bulk purchasing programs, event sales, new store openings, and our e-commerce business. Our existing lease expires May 31, 2026, and contains one option to renew, for an additional period of five years.

In Wichita, Kansas, we lease a 133,428 square foot distribution center to support our e-commerce business and 30,000 square feet of office space. This lease expires August 31, 2035 and contains four additional options to renew, each for a period of five years. We also lease an additional freestanding building in Wichita, Kansas, totaling 21,275 square feet. The building is being used as office and distribution center space to support our e-commerce business. The lease expires September 30, 2023 and does not contain an option to renew, but we are seeking an additional two year extension.

In Kansas City, Missouri, we lease a 459,680 square foot distribution center that will hold inventory to support our exclusive brand initiatives, bulk purchasing programs, and our e-commerce business. Our lease expires November 30, 2032 and contains two options to renew, each for an additional five years.

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Of the store leases that will reach their termination date during fiscal 2024, twenty-two of those leases do not contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

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

On May 8, 2019, Sheplers LLC (formerly known as Sheplers, Inc. prior to September 26, 2021), a wholly-owned subsidiary of the Company, was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleged deceptive pricing on merchandise sold on Sheplers’ e-commerce site. The Company reached a settlement for an amount that is not material to the consolidated financial statements, and all settlement amounts have been paid as of April 1, 2023.

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 34-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. As of April 1, 2023, the Company has entered a motion for preliminary approval of class action settlement and has recorded an amount for the estimated probable loss, which is not material to the consolidated financial statements. Subsequent to April 1, 2023, the Company received a court order granting approval of settlement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. As of May 17, 2023, we had 3 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Since our common stock began trading, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future. The agreements governing our indebtedness contain restrictions on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended April 1, 2023 (the “2023 Proxy Statement”).

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between March 29, 2018 and April 1, 2023 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc.; DBI, Inc. (formerly DSW, Inc.); Foot Locker, Inc.; Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. This graph assumes an initial investment of $100 on March 29, 2018 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on March 29, 2018 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

March 2018 - April 2023

$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
3/31/2018
3/30/2019
3/28/2020
3/27/2021
3/26/2022
4/1/2023
Boot Barn Holdings, Inc.
NYSE Composite—Total Return
Peer Group

	March 31,	March 30,	March 28,	March 27,	March 26,	April 1,
	2018	2019	2020	2021	2022	2023
Boot Barn Holdings, Inc.	$ 100.00	$ 166.05	$ 75.41	$ 357.02	$ 544.44	$ 432.26
NYSE Composite—Total Return	$ 100.00	$ 104.55	$ 86.05	$ 135.57	$ 148.29	$ 139.26
Peer Group	$ 100.00	$ 137.87	$ 106.92	$ 234.32	$ 320.21	$ 336.02

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

We have omitted discussion of our fiscal 2022 results where it would be redundant of information previously disclosed. For a comparison of our fiscal 2022 versus fiscal 2021 results, please see the discussion previously included in Part II, Item 7 of our fiscal 2022 Annual Report on Form 10-K filed with the SEC on May 12, 2022.

Overview

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. As of April 1, 2023, we operated 345 stores in 43 states, as well as an e-commerce channel, consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Growth Strategies and Outlook

Over the long-term we plan to continue to expand our business, increase our sales growth and profitability and enhance our competitive position by executing the following strategies:

●	continuing omni-channel leadership;
●	driving same store sales growth;
●	building our exclusive brand portfolio;
●	expanding our store base; and
●	enhancing brand awareness.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. In fiscal 2023, fiscal 2022 and fiscal 2021 we generated approximately 31%, 33% and 34% of our net sales during our third fiscal quarter, respectively. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

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

Opening new stores is an important part of our growth strategy. We opened 45, 28, and 15 stores in fiscal 2023, 2022, and 2021, respectively. We also closed one store in each of fiscal 2022 and fiscal 2021 (and none in fiscal 2023). We anticipate that a percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

Gross profit

Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold includes the cost of merchandise, obsolescence and shrinkage provisions, store and distribution center occupancy costs (including rent, depreciation and utilities), inbound and outbound freight, supplier allowances, occupancy-related taxes, inventory acquisition-related costs, and compensation costs for merchandise purchasing, exclusive brand design and development and distribution center personnel. These costs are significant and can be expected to continue to increase as we grow.

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

Selling, general and administrative expenses

Our selling, general and administrative (“SG&A”) expenses are composed of labor and related expenses, other operating expenses, and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

●	Labor and related expenses—Labor and related expenses include all store-level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.
●	Other operating expenses—Other operating expenses include all operating costs, including those for advertising, pay-per-click, marketing campaigns, operating supplies, and repairs and maintenance, as well as credit card fees and costs of third-party services.
●	General and administrative expenses—General and administrative expenses comprise expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-based compensation, legal, accounting and other compliance-related expenses and increases resulting from growth in the number of our stores.

Fiscal Year

We operate on a fiscal calendar which results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Fiscal 2023 was a 53-week fiscal year and fiscal 2022 and 2021 were each 52-week fiscal years. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2023, fiscal 2022, and fiscal 2021, which represent our fiscal years ended April 1, 2023, March 26, 2022 and March 27, 2021. Fiscal 2023 was a 53-week period and fiscal 2022 and 2021 were each 52-week periods.

	Fiscal Year Ended
	April 1,	March 26,	March 27,
(dollars in thousands)	2023	2022	2021
Consolidated Statements of Operations Data:
Net sales	$1,657,615	$1,488,256	$893,491
Cost of goods sold	1,047,043	913,183	598,612
Gross profit	610,572	575,073	294,879
Selling, general and administrative expenses	378,785	316,735	208,553
Income from operations	231,787	258,338	86,326
Interest expense	5,880	5,780	9,442
Other (loss)/income, net	(29)	35	366
Income before income taxes	225,878	252,593	77,250
Income tax expense	55,325	60,143	17,864
Net income	$170,553	$192,450	$59,386

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.2%	61.4%	67.0%
Gross profit	36.8%	38.6%	33.0%
Selling, general and administrative expenses	22.9%	21.3%	23.3%
Income from operations	14.0%	17.4%	9.7%
Interest expense	0.4%	0.4%	1.1%
Other (loss)/income, net	—%	—%	—%
Income before income taxes	13.6%	17.0%	8.6%
Income tax expense	3.3%	4.0%	2.0%
Net income	10.3%	12.9%	6.6%
(1)	Percentages may not total 100% due to rounding.

Fiscal 2023 compared to Fiscal 2022

Net sales. Net sales in fiscal 2023 increased by $169.4 million, or 11.4%, to $1.658 billion compared to $1.488 billion in fiscal 2022. Consolidated same store sales decreased 0.1%. Excluding the impact of the 10.2% decrease in e-commerce same store sales, same store sales increased by 1.8%. Net sales increased primarily due to the incremental sales from new stores opened over the past twelve months and additional sales from the 53rd week.

Gross profit. Gross profit increased by $35.5 million, or 6.2%, to $610.6 million in fiscal 2023 from $575.1 million in fiscal 2022. As a percentage of net sales, gross profit was 36.8% and 38.6% for fiscal 2023 and fiscal 2022, respectively. Gross profit increased primarily due to higher sales. As a percentage of net sales, gross profit decreased 180 basis points primarily as a result of 110 basis points of deleverage in buying, occupancy and distribution center costs and a 70 basis point decrease in merchandise margin rate. The decline in merchandise margin rate was driven primarily by a 100 basis-point headwind from higher freight expense, partially offset by 30 basis points of product margin expansion resulting from growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased by $62.1 million, or 19.6%, to $378.8 million in fiscal 2023 from $316.7 million in fiscal 2022. As a percentage of net sales, SG&A expenses were 22.9% for fiscal 2023 compared to 21.3% for fiscal 2022. SG&A expenses increased primarily as a result of higher store payroll and store-related expenses, increased marketing expenses in the current year compared to the prior year, and additional operating expenses in the 53rd week. SG&A expenses as a percentage of net sales increased by approximately 160 basis points primarily as a result of an increase in store-related expenses, store payroll, and marketing expenses.

Income from operations. Income from operations decreased by $26.6 million, or 10.3%, to $231.8 million for fiscal 2023 from $258.3 million for fiscal 2022. As a percentage of net sales, income from operations was 14.0% and 17.4% for fiscal 2023 and fiscal 2022, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense. Interest expense increased by $0.1 million, or 1.7%, to $5.9 million in fiscal 2023 from $5.8 million in fiscal 2022. Interest expense in fiscal 2022 includes the write off of $1.4 million in debt issuance costs and debt discount associated with the $111.5 million prepayment on the 2015 Golub Term Loan. Excluding the write off, interest expense was $5.9 million for fiscal 2023 compared to $4.4 million in fiscal 2022. The increase in interest expense was primarily the result of interest expense incurred on the revolving line of credit during fiscal 2023 at a higher interest rate than fiscal 2022.

Income tax expense. Income tax expense was $55.3 million in fiscal 2023 compared to $60.1 million in fiscal 2022. Our effective tax rate was 24.5% and 23.8% for fiscal 2023 and fiscal 2022, respectively. The effective tax rate for fiscal 2023 is higher than fiscal 2022 primarily due to a lower tax benefit from income tax accounting for share-based compensation as a percentage of taxable income in the current year, compared to the prior-year period.

Net income. Net income decreased by $21.9 million, or 11.4%, to $170.6 million in fiscal 2023 from net income of $192.5 million in fiscal 2022. The change in net income was attributable to the factors noted above.

Store Operating Data

The following table presents store operating data for the periods indicated:

	Fiscal Year Ended(1)

	April 1,	March 26,	March 27,
	2023	2022	2021
Selected Store Data (unaudited):
Same Store Sales (decline)/growth	(0.1)%	53.7%	3.1%
Stores operating at end of period	345	300	273
Total retail store square footage, end of period (in thousands)	3,735	3,194	2,854
Average store square footage, end of period	10,825	10,648	10,455
Average net sales per store (in thousands)(1)	$4,190	$4,194	$2,602
(1)	Average net sales per store is calculated by dividing store net sales for the applicable period by the number of stores operating at the end of the period.

Liquidity and Capital Resources

We rely on cash flows from operating activities and our credit facility as our primary sources of liquidity. Our primary cash needs are for inventories, operating expenses, occupancy expenses, capital expenditures associated with opening new stores and remodeling or refurbishing existing stores, improvements to our distribution facilities, marketing and information technology expenditures, debt service and taxes. We have historically used cash for acquisitions and the subsequent rebranding and integration of the stores acquired in those acquisitions. In addition to cash and cash equivalents, the most significant components of our working capital are accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities. We believe that cash flows from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements, anticipated capital expenditures and other anticipated cash needs for at least the next 12 months.

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations increased in fiscal 2023 when compared to cash flows from operations in fiscal 2022, primarily as a result of a $83.3 million decrease in cash paid for inventories year-over-year and a $13.3 million decrease in cash paid for prepaid expenses and other current assets. These decreases were partially offset by a $91.9 million decrease in cash provided by accounts payable and accrued expenses and other current liabilities in fiscal 2023 compared to fiscal 2022, due to the timing of payments.

As of the end of fiscal 2023, we did not have any material capital expenditure commitments. As of April 1, 2023, we had $66.0 million drawn on our $250.0 million revolving credit facility. We had $184.0 million of remaining availability under our revolving credit facility and $18.2 million of cash on hand as of April 1, 2023. Our primary ongoing sources of liquidity include funds provided by operations and borrowings under our revolving credit facility. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We estimate that our capital expenditures in fiscal 2024 will be between approximately $90.0 million and $95.0 million, net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

Current Credit Facility

On June 29, 2015, we, as guarantor, and our wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced a previous Wells Fargo credit facility with a $125 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (“Wells Fargo Revolver”), and the $200 million syndicated senior secured term loan for which GCI Capital Markets LLC was agent (“2015 Golub Term Loan”).

On May 26, 2017, the Company entered into an amendment to the Wells Fargo Revolver increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date. On June 6, 2019, the Company entered into a further amendment to the credit agreement further increasing the aggregate revolving credit facility to $165.0 million and further extending the maturity date. On July 26, 2021, the lenders under the Wells Fargo Revolver agreed to increase the aggregate revolving credit facility to $180.0 million. On July 11, 2022, the Company entered into a further amendment to the Wells Fargo Revolver (the “2022 Wells Amendment”), which amended and restated the credit agreement to, among other things, increase the aggregate revolving credit facility to $250.0 million, increase the sublimit for letters of credit to $10.0 million, and extend the maturity date to July 11, 2027. The 2022 Wells Amendment also replaced all LIBOR based provisions with provisions reflecting the Secured Overnight Financing Rate (“SOFR”), including, without limitation, the use of Term SOFR as the benchmark rate.

Following the 2022 Wells Amendment, revolving credit loans bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term SOFR (defined as Term SOFR for the applicable interest period plus a fixed credit spread adjustment of 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated as the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For Term SOFR loans, the applicable margin ranges from 1.00% to 1.25% and for base rate loans it ranges from 0.00% to 0.25%. The interest on the base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for Term SOFR loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. We also pay a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amount outstanding under the Wells Fargo Revolver and letter of credit commitments as of April 1, 2023 were $66.0 million and $0.8 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 26, 2022 were $28.5 million and zero, respectively. Total interest expense incurred in fiscal 2023 on the Wells Fargo Revolver was $5.2 million, and the weighted average interest rate for fiscal 2023 was 4.3%. Total interest expense incurred in fiscal 2022 on the Wells Fargo Revolver was $0.7 million, and the weighted average interest rate for fiscal 2022 was 3.4%. Total interest expense incurred in fiscal 2021 on the Wells Fargo Revolver was $1.5 million, and the weighted average interest rate for fiscal 2021 was 1.6%.

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

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect wholly-owned domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default, and requires the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of April 1, 2023, the fair value of this embedded derivative was estimated and was not significant.

As of April 1, 2023, we were in compliance with the Wells Fargo Revolver covenant.

Cash Position and Cash Flow

Cash and cash equivalents were $18.2 million as of April 1, 2023 compared to $20.7 million as of March 26, 2022.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	April 1,	March 26,	March 27,
	2023	2022	2021

	(In thousands)
Net cash provided by/(used in):
Operating activities	$88,887	$88,864	$155,922
Investing activities	(124,534)	(60,443)	(28,424)
Financing activities	33,166	(80,895)	(123,913)
Net (decrease)/increase in cash	$(2,481)	$(52,474)	$3,585

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items including depreciation, amortization and stock-based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $88.9 million for the fiscal year ended April 1, 2023. The significant components of cash flows provided by operating activities were net income of $170.6 million, the add-back of non-cash depreciation and amortization expense of $35.9 million and stock-based compensation expense of $9.7 million. Inventories increased $115.2 million as a result of an increase in purchases. Accounts payable and accrued expenses and other current liabilities decreased by $21.2 million due to the timing of payments.

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

Investing activities

Cash used in investing activities consists primarily of purchases of property and equipment.

Net cash used in investing activities was $124.5 million for fiscal 2023, which was primarily attributable to capital expenditures related to store construction, investments in a new distribution center in Kansas City, Missouri, improvements to our e-commerce information technology infrastructure, and improvements to our stores and distribution facilities.

Net cash used in investing activities was $60.4 million for fiscal 2022, which was primarily attributable to capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing activities

Cash provided by/(used in) financing activities consists primarily of repayments on our term loan and credit facility.

Net cash provided by financing activities was $33.2 million for fiscal 2023. We increased our line of credit borrowings by $37.5 million and repaid $0.8 million on our debt and capital lease obligations during the period. We also received $1.2 million from the exercise of stock options.

Net cash used in financing activities was $80.9 million for fiscal 2022. We reduced our line of credit borrowings by $28.5 million and repaid $112.3 million on our debt and capital lease obligations during the period. We also received $5.8 million from the exercise of stock options.

Other obligations

Contractual obligations. We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancelable operating and finance leases.

As of April 1, 2023, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$447,605	$58,011	$125,466	$133,192	$130,936
Finance lease obligations	20,726	1,544	3,068	4,888	11,226
Line of credit	66,043	—	—	66,043	—
Interest expense on line of credit	18,981	4,426	8,852	5,703	—
Total	$553,355	$63,981	$137,386	$209,826	$142,162

We lease our stores, facilities and certain other equipment under non-cancelable operating leases. These operating leases expire at various dates through fiscal 2035, and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. They also generally contain renewal provisions for varying periods. Our future operating lease obligations would change if we were to exercise these renewal provisions or if we were willing to enter into additional operating leases.

Finance lease obligations primarily relate to the acquisition of two retail stores, two office buildings, one distribution center facility and land as part of the Sheplers Acquisition. The lease related to these finance lease obligations expires in fiscal 2036. The remaining finance lease obligations relate to property and equipment leases that expire during fiscal 2024.

Debt consists of $66.0 million outstanding under our Wells Fargo Revolver as of April 1, 2023. The maturity date of the Wells Fargo Revolver is July 11, 2027.

Interest expense on debt consists of scheduled interest payments under our Wells Fargo Revolver. The interest expense relating to our Wells Fargo Revolver was determined using an interest rate of 6.00% applied to the revolving line of credit balance of $66.0 million on April 1, 2023, the last day of the fiscal year. The interest rate used represents the weighted average interest rate on the Wells Fargo Revolver on the last day of fiscal 2023. Additional interest expense relating to our Wells Fargo Revolver was determined using an interest rate of 0.25% applied to the unutilized portion of the $250.0 million revolving line of credit on April 1, 2023, the last day of the fiscal year.

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

We reserve for projected merchandise returns based upon historical experience and various other assumptions that we believe to be reasonable. Customers can return merchandise purchased in-store within 30 days of the original purchase date and can return merchandise purchased at bootbarn.com, countryoutfitter.com, sheplers.com and idyllwind.com within 60 days of the original purchase date. Merchandise returns are often resalable merchandise and the purchase price is generally refunded by issuing the same tender used in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating our sales returns reserve. We record the impact of adjustments to our sales returns reserve quarterly within total net sales. Should the returns rate as a percentage of net sales significantly change in future periods, it could have a material impact on our results of operations.

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

Inventories

Inventories, which consist primarily of general consumer merchandise held for sale, are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of merchandise and import related costs, including freight, duty and agent commissions.

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

We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform periodic physical inventory counts for our entire chain of stores and our distribution centers and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the consolidated balance sheets.

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

Definite-lived intangible assets and long-lived assets. Definite-lived intangible assets consist of certain customer lists. Customer lists are amortized over a five year useful life based on their estimated attrition rate.

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

Stock-based compensation

We account for employee stock options, restricted stock units and performance share units in accordance with relevant authoritative literature. Stock options are granted with exercise prices equal to or greater than the market value, as reported on the New York Stock Exchange (or on any other national securities exchange on which our common stock is then listed) on the date of grant as authorized by our board of directors. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted with only service conditions. We have considered the retirement and forfeiture provisions of the options and utilized the simplified method to estimate the expected life of the options. We base the risk-free interest rate on the yield of a zero-coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Stock volatility for each grant is measured using historical daily price changes of our stock and our competitors’ common stock over the most recent period equal to the expected option term of the awards. The fair value of stock options granted with both service and market vesting conditions is estimated using a Monte Carlo simulation model. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered. Forfeitures are recognized as incurred.

The fair value of our restricted stock units and performance share units is the closing price of our common stock on the grant date.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statement of operations. See Note 12 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our tax disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facility, which bears interest at variable rates. As of April 1, 2023, we had $66.0 million drawn under our revolving credit facility. The impact of a 1.0% rate change on the outstanding balance as of April 1, 2023 would be approximately $0.7 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of April 1, 2023 and March 26, 2022, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended April 1, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 1, 2023 and March 26, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 18, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s inventories consist primarily of purchased merchandise and are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of merchandise and import related costs, including freight, duty and agent commissions. A periodic review of inventories is performed in order to determine if inventories are properly stated at the lower of cost or net realizable value. This adjustment calculation requires the Company to make assumptions and estimates, which are based on factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate.

Given the judgments made by management to estimate the net realizable value of inventories, such as estimating future sales price and foreseeable demand, auditing the adjustments to inventories for obsolescence involved a higher degree of auditor judgment and the involvement of more senior members of the engagement team in executing, supervising, and reviewing the results of the procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventories included the following, among others:

●	We tested the effectiveness of controls over the inventory valuation process, including controls over the inputs, such as the historical rate at which merchandise has sold below cost during the average selling cycle and the value of merchandise currently priced below original cost, that are used in management's estimate.

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing its estimate of the inventory valuation reserve.

●	We evaluated the appropriateness, completeness, and accuracy of the specific inputs supporting management’s estimate, including the age of on-hand inventory levels, historic inventory trends, and projected future demand.

●	We tested the mathematical accuracy of the Company’s inventory valuation adjustment calculation.

●	We performed a retrospective review of the adjustment rate used in the prior year inventory adjustment calculation compared to current year sales of aged inventories in order to evaluate management’s ability to accurately estimate the valuation of inventories.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

May 18, 2023

We have served as the Company's auditor since 2012.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

s
	April 1,	March 26,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$18,193	$20,674
Accounts receivable, net	13,145	9,662
Inventories	589,494	474,300
Prepaid expenses and other current assets	48,341	37,195
Total current assets	669,173	541,831
Property and equipment, net	257,143	155,247
Right-of-use assets, net	326,623	241,147
Goodwill	197,502	197,502
Intangible assets, net	60,751	60,813
Other assets	6,189	3,315
Total assets	$1,517,381	$1,199,855
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$66,043	$28,549
Accounts payable	134,246	131,394
Accrued expenses and other current liabilities	122,958	133,408
Short-term lease liabilities	51,595	43,117
Total current liabilities	374,842	336,468
Deferred taxes	33,260	26,895
Long-term lease liabilities	330,081	234,584
Other liabilities	2,748	2,232
Total liabilities	740,931	600,179

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.0001 par value; April 1, 2023 - 100,000 shares authorized, 30,072 shares issued; March 26, 2022 - 100,000 shares authorized, 29,820 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	209,964	199,054
Retained earnings	576,030	405,477
Less: Common stock held in treasury, at cost, 192 and 135 shares at April 1, 2023 and March 26, 2022, respectively	(9,547)	(4,858)
Total stockholders’ equity	776,450	599,676
Total liabilities and stockholders’ equity	$1,517,381	$1,199,855

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 1,	March 26,	March 27,
	2023	2022	2021

Net sales	$1,657,615	$1,488,256	$893,491
Cost of goods sold	1,047,043	913,183	598,612
Gross profit	610,572	575,073	294,879
Selling, general and administrative expenses	378,785	316,735	208,553
Income from operations	231,787	258,338	86,326
Interest expense	5,880	5,780	9,442
Other (loss)/income net	(29)	35	366
Income before income taxes	225,878	252,593	77,250
Income tax expense	55,325	60,143	17,864
Net income	$170,553	$192,450	$59,386

Earnings per share:
Basic	$5.72	$6.51	$2.05
Diluted	$5.62	$6.33	$2.01
Weighted average shares outstanding:
Basic	29,805	29,556	28,930
Diluted	30,370	30,391	29,477

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2020	28,880	$3	$169,249	$153,641	(71)	$(1,200)	$321,693
Net income	—	—	—	59,386	—	—	59,386
Issuance of common stock related to stock-based compensation	468	—	7,408	—	—	—	7,408
Tax withholding for net share settlement	—	—	—	—	(25)	(754)	(754)
Stock-based compensation expense	—	—	7,158	—	—	—	7,158
Balance at March 27, 2021	29,348	$3	$183,815	$213,027	(96)	$(1,954)	$394,891
Net income	—	—	—	192,450	—	—	192,450
Issuance of common stock related to stock-based compensation	472	—	5,764	—	—	—	5,764
Tax withholding for net share settlement	—	—	—	—	(39)	(2,904)	(2,904)
Stock-based compensation expense	—	—	9,475	—	—	—	9,475
Balance at March 26, 2022	29,820	$3	$199,054	$405,477	(135)	$(4,858)	$599,676
Net income	—	—	—	170,553	—	—	170,553
Issuance of common stock related to stock-based compensation	252	—	1,199	—	—	—	1,199
Tax withholding for net share settlement	—	—	—	—	(57)	(4,689)	(4,689)
Stock-based compensation expense	—	—	9,711	—	—	—	9,711
Balance at April 1, 2023	30,072	$3	$209,964	$576,030	(192)	$(9,547)	$776,450

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	April 1,	March 26,	March 27,
	2023	2022	2021

Cash flows from operating activities
Net income	$170,553	$192,450	$59,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,883	27,280	24,059
Stock-based compensation	9,711	9,475	7,158
Amortization of intangible assets	62	72	89
Noncash lease expense	47,869	39,286	34,231
Amortization and write-off of debt issuance fees and debt discount	130	1,878	884
Loss on disposal of property and equipment	334	175	87
(Gain)/loss on adjustment of right-of-use assets and lease liabilities	—	(259)	295
Store impairment charges	—	—	384
Deferred taxes	6,365	4,902	2,192
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(2,716)	5,222	8,050
Inventories	(115,194)	(198,540)	12,957
Prepaid expenses and other current assets	(11,276)	(24,577)	1,382
Other assets	(2,874)	(236)	(1,729)
Accounts payable	(2,636)	25,502	12,360
Accrued expenses and other current liabilities	(18,541)	45,229	25,003
Other liabilities	516	(1,192)	2,789
Operating leases	(29,299)	(37,803)	(33,655)
Net cash provided by operating activities	$88,887	$88,864	$155,922
Cash flows from investing activities
Purchases of property and equipment	(124,534)	(60,443)	(28,424)
Net cash used in investing activities	$(124,534)	$(60,443)	$(28,424)
Cash flows from financing activities
Borrowings/(payments) on line of credit - net	37,494	28,549	(129,900)
Repayments on debt and finance lease obligations	(838)	(112,304)	(667)
Tax withholding payments for net share settlement	(4,689)	(2,904)	(754)
Proceeds from the exercise of stock options	1,199	5,764	7,408
Net cash provided by/(used in) financing activities	$33,166	$(80,895)	$(123,913)
Net (decrease)/increase in cash and cash equivalents	(2,481)	(52,474)	3,585
Cash and cash equivalents, beginning of period	20,674	73,148	69,563
Cash and cash equivalents, end of period	$18,193	$20,674	$73,148

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$60,171	$41,684	$11,458
Cash paid for interest	$5,835	$3,808	$8,795
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$21,487	$14,963	$2,642

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”) was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 29,879,611 and 29,684,704 outstanding shares of common stock as of April 1, 2023 and March 26, 2022, respectively. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 345 stores in 43 states as of April 1, 2023, 300 stores in 38 states as of March 26, 2022 and 273 stores in 36 states as of March 27, 2021. As of the fiscal year ending April 1, 2023, all stores operate under the Boot Barn name, with the exception of two stores which operate under the “American Worker” name.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), include the accounts of the Company and each of its subsidiaries, including Boot Barn Holdings, Inc., Boot Barn, Inc., RCC Western Stores, Inc. (“RCC”), Baskins Acquisition Holdings, LLC (“Baskins”), Sheplers, LLC and Sheplers Holding, LLC (collectively with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States.

Fiscal Year

The Company reports its results of operations and cash flows on a 52- or 53-week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The year ended April 1, 2023 (“fiscal 2023”) was a 53-week period, and the years ended March 26, 2022 (“fiscal 2022”) and March 27, 2021 (“fiscal 2021”) each consisted of 52 weeks.

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

Accounts Receivable

The Company’s accounts receivable consists of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co-operative arrangements. The Company’s allowance for doubtful accounts was $0.4 million and $0.3 million as of April 1, 2023 and March 26, 2022, respectively.

Inventories

Inventories consist primarily of purchased merchandise and are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of merchandise and import related costs, including freight, duty and agent commissions. The Company assesses the recoverability of inventory through a periodic review of historical usage and present demand. When the inventory on hand exceeds the foreseeable demand, the value of inventory that, at the time of the review, is not expected to be sold is written down to its estimated net realizable value.

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

If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to compare the fair value of the reporting unit with its carrying amount. We evaluate the fair value of the reporting unit by using market-based analysis to review market capitalization and by reviewing a discounted cash flow analysis using management’s assumptions. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we recognize an impairment loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit. The Company concluded that there was no impairment of goodwill during fiscal 2023, 2022, or 2021.

Intangible assets with indefinite lives, which include the Boot Barn, Sheplers and Country Outfitter trademarks, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value, an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2023, 2022, or 2021.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of certain customer lists. Customer lists are amortized over a five year useful life based on their estimated attrition rate.

Long-Lived Assets

Long-lived assets consist of property and equipment and definite-lived intangible assets. The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During fiscal 2023 and fiscal 2022, the Company did not record asset impairment charges related to its stores. During fiscal 2021, the Company recorded an asset impairment charge of $0.7 million related to one of its stores. This long-lived asset impairment charge related to right-of-use assets and property, plant, and equipment associated with the Company’s store. The fair value of this location was calculated based on the projected discounted cash flows at a similar rate that would be used by market participants in valuing the asset or prices of similar assets.

Stock-Based Compensation

Stock-based compensation is accounted for under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Company accounts for all stock-based compensation transactions using a fair-value method and recognizes the fair value of each award as an expense over the service period. The Company estimates the fair value of stock options granted with service conditions using the Black-Scholes option pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk-free rate of interest and the dividend yield on the Company’s common stock. The fair value of stock options granted with both service and market vesting conditions is estimated using a Monte Carlo simulation model. The fair value of the Company’s restricted stock units and performance share units is the closing price of the Company’s common stock on the grant date. The consolidated financial statements include amounts that are based on the Company’s best estimates and judgments. The Company classifies compensation expense related to these awards in the consolidated statements of operations based on the department to which the recipient reports.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $8.4 million, $7.4 million, and $2.8 million as of April 1, 2023, March 26, 2022 and March 27, 2021, respectively and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company accounts for the return asset and liability separately on a gross basis.

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, recorded as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $4.1 million, $3.5 million, and $2.5 million as of April 1, 2023, March 26, 2022, and March 27, 2021, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	April 1,	March 26,	March 27,
(In thousands)	2023	2022	2021
Beginning balance	$3,504	$2,485	$2,076
Current year provisions	18,731	13,794	6,934
Current year award redemptions	(18,090)	(12,775)	(6,525)
Ending balance	$4,145	$3,504	$2,485

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

Gift Card Program	Fiscal Year Ended
	April 1,	March 26,	March 27,
(In thousands)	2023	2022	2021
Beginning balance	$15,392	$11,569	$10,118
Current year issuances	42,117	32,893	18,905
Current year redemptions	(36,787)	(27,702)	(16,614)
Current year breakage and escheatment	(867)	(1,368)	(840)
Ending balance	$19,855	$15,392	$11,569

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Fiscal Year Ended
% of Net Sales	April 1, 2023	March 26, 2022	March 27, 2021
Footwear	47%	48%	53%
Apparel	37%	36%	32%
Hats, accessories and other	16%	16%	15%
Total	100%	100%	100%

The Company also disaggregates net sales between stores and e-commerce:

	Fiscal Year Ended
% of Net Sales	April 1, 2023	March 26, 2022	March 27, 2021
Stores	87%	85%	81%
E-commerce	13%	15%	19%
Total	100%	100%	100%

Cost of Goods Sold

Cost of goods sold includes the cost of merchandise, obsolescence and shrink provisions, store and distribution center occupancy costs (including rent, depreciation and utilities), inbound and outbound freight, supplier allowances, occupancy-related taxes, inventory acquisition-related costs, and compensation costs for merchandise purchasing, exclusive brand design and development and distribution center personnel.

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

Advertising Costs

Certain advertising costs, including pay-per-click, direct mail, television and radio promotions, event sponsorship, in-store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $1.4 million and $0.8 million as of April 1, 2023 and March 26, 2022, respectively. All other advertising costs are expensed as incurred. The Company recognized $40.7 million, $34.5 million, and $24.1 million in advertising costs during fiscal 2023, 2022, and 2021, respectively.

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842, Leases. Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. The Company does not separate lease and non-lease components for all of its leases, and leases with an initial term of 12 months or less are excluded from balance sheet capitalization. This results in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred. Related operating and finance lease right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is recorded as part of rent expense in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations. The majority of total lease cost is recorded as part of cost of goods sold, with the balance recorded in selling, general and administrative expenses on the consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the consolidated statements of operations.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for the fiscal years ended April 1, 2023 or March 26, 2022.

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

Although a market quote for the fair value of its outstanding debt arrangement discussed in Note 7 “Revolving credit facilities and long-term debt” is not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no material financial assets or liabilities requiring fair value measurements as of April 1, 2023 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 24% of net sales in fiscal 2023, 27% of net sales in fiscal 2022, and approximately 33% of net sales in fiscal 2021.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU’) No. 2021-01, Reference Rate Reform (Topic 848), which clarifies some of its guidance around reference rate reform activities as global market participants undertook efforts to transition from using or referencing the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to using or referencing alternative reference rates. The provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. This revised standard did not have an impact on the Company’s consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 1,	March 26,
	2023	2022
Prepaid rent	$49	$23
Prepaid advertising	1,375	751
Prepaid insurance	2,335	2,209
Income tax receivable	—	2,205
Debt issuance costs	464	179
Prepaid merchandise	33,707	25,167
Other	10,411	6,661
Total prepaid expenses and other current assets	$48,341	$37,195

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	April 1,	March 26,
	2023	2022
Leasehold improvements	$136,490	$92,151
Machinery and equipment	54,522	40,965
Furniture and fixtures	141,085	98,409
Construction in progress	61,489	25,360
Vehicles	1,896	1,556
	395,482	258,441
Less: Accumulated depreciation	(138,339)	(103,194)
Property and equipment, net	$257,143	$155,247

Depreciation expense was $35.9 million, $27.3 million, and $24.1 million for fiscal years 2023, 2022, and 2021, respectively.

5. Goodwill and Intangible Assets, Net

Our goodwill balance totaled $197.5 million for fiscal 2023. There were no changes to the carrying amount of goodwill for fiscal 2023, 2022, and 2021.

Net intangible assets consisted of the following:

	April 1, 2023
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

	(in thousands, except for weighted average useful life)
Customer lists—definite lived	$345	$(271)	$74	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(271)	$60,751

	March 26, 2022
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

	(in thousands, except for weighted average useful life)
Customer lists—definite lived	$345	$(209)	$136	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(209)	$60,813

Amortization expense for intangible assets totaled $0.1 million for each of fiscal 2023, 2022, and 2021, and is included in selling, general and administrative expenses.

As of April 1, 2023, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)
2024	$54
2025	20
2026	—
2027	—
2028	—
Thereafter	—
Total	$74

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 1,	March 26,
	2023	2022
Accrued compensation	$24,711	$27,231
Deferred revenue	22,272	18,516
Sales tax liability	14,928	13,713
Income taxes payable	5,301	18,729
Accrued occupancy expense	8,738	7,944
Accrued interest	195	137
Sales reward redemption liability	4,145	3,504
Accrued expenses	18,458	22,307
Accrued property and equipment	13,872	12,820
Sales returns reserve	8,372	7,426
Other	1,966	1,081
Total accrued expenses and other current liabilities	$122,958	$133,408

7. Revolving Credit Facilities and Long-Term Debt

On June 29, 2015, the Company, as guarantor, and its wholly-owned primary operating subsidiary, Boot Barn, Inc., refinanced a previous Wells Fargo credit facility with a $125.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (“Wells Fargo Revolver”), and the $200.0 million syndicated senior secured term loan for which GCI Capital Markets LLC was agent (“2015 Golub Term Loan”).

On May 26, 2017, the Company entered into an amendment to the Wells Fargo Revolver increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date. On June 6, 2019, the Company entered into a further amendment to the credit agreement further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date. On July 26, 2021, the lenders under the Wells Fargo Revolver agreed to increase the aggregate revolving credit facility to $180.0 million. On July 11, 2022, the Company entered into a further amendment to the Wells Fargo Revolver (the “2022 Wells Amendment) which amended and restated the credit agreement to, among other things, increase the aggregate revolving credit facility to $250.0 million, increase the sublimit for letters of credit to $10.0 million, and extend the maturity date to July 11, 2027. The 2022 Wells Amendment also replaced all LIBOR based provisions with provisions reflecting the Secured Overnight Financing Rate (“SOFR”), including, without limitation, the use of Term SOFR as the benchmark rate.

Following the 2022 Wells Amendment, revolving credit loans bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term SOFR (defined as Term SOFR for the applicable interest period plus a fixed credit spread adjustment of 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For Term SOFR loans, the applicable margin ranges from 1.00% to 1.25% and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for Term SOFR loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amount outstanding under the Wells Fargo Revolver and letter of credit commitments as of April 1, 2023 were $66.0 million and $0.8 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 26, 2022 were $28.5 million and zero, respectively. Total interest expense incurred in fiscal 2023 on the Wells Fargo Revolver was $5.2 million, and the weighted average interest rate for fiscal 2023 was 4.3%. Total interest expense incurred in fiscal 2022 on the Wells Fargo Revolver was $0.7 million, and the weighted average interest rate for fiscal 2022 was 3.4%. Total interest expense incurred in fiscal 2021 on the Wells Fargo Revolver was $1.5 million, and the weighted average interest rate for fiscal 2021 was 1.6%.

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

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect wholly-owned domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of April 1, 2023, the fair value of this embedded derivative was estimated and was not significant.

As of April 1, 2023, we were in compliance with the Wells Fargo Revolver covenant.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million were incurred under the Wells Fargo Revolver, 2017 Wells Amendment, 2019 Wells Amendment, 2021 Wells Amendment and 2022 Wells Amendment and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.5 million and $0.2 million as of April 1, 2023 and March 26, 2022, respectively. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of $0.1 million, $0.4 million and $0.9 million related to the Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in fiscal 2023, 2022 and 2021, respectively. Interest expenses in fiscal 2022 also includes the write-off of $1.4 million of debt issuance costs and debt discount associated with the paydown of the 2015 Golub Term Loan.

8. Stock-Based Compensation

Equity Incentive Plans

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. All awards granted by the Company under the 2014 Plan were nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan and as determined by the Compensation Committee of our board of directors. Restricted stock awards granted under the 2014 Plan vested over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units granted under the 2014 Plan vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units are subject to the vesting criteria discussed further below.

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. As of April 1, 2023, all awards granted by the Company under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan are subject to the vesting criteria discussed further below. Restricted stock units vest over service periods of one, three or four years, as determined by the Compensation Committee of our board of directors. Performance share units granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During fiscal 2023, the Company granted its Chief Executive Officer ("CEO") an option to purchase 86,189 shares of common stock under the 2020 Plan. This option contains both service and market vesting conditions. Vesting of this option is contingent upon the market price of the Company's common stock achieving three stated price targets for 30 consecutive trading days through the third anniversary of the date of grant. If the first market price target is met, 33% of the option granted will cliff vest on the third anniversary of the date of grant, with an additional 33% of the option vesting on the third anniversary of the date of grant if the second market price target is met, and the last 34% of the option vesting on the third anniversary of the date of grant if the final market price target is met. The total grant date fair value of this option was $4.0 million, with a grant date fair value of $46.41 per share. The Company is recognizing the expense relating to this stock option on a straight-line basis over the three-year service period. The exercise price of this award is $86.96 per share. The fair value of the option was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of May 12, 2022, the date of grant:

Stock price	$86.96
Exercise price	$86.96
Expected option term	6.5	years
Expected volatility	65.9%
Risk-free interest rate	2.8%
Expected annual dividend yield	0%

During fiscal 2023, the Company did not grant any other options to purchase shares.

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

Stock option awards with service vesting conditions are measured at fair value on the grant date using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock price over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield, if any. The Company issues shares of common stock when options are exercised.

The fair values of stock options granted in fiscal 2023, 2022, and 2021 were estimated using the Black-Scholes option pricing model on their respective grant dates using the following assumptions:

	Fiscal Year Ended
	April 1,	March 26,	March 27,
	2023	2022	2021
Expected option term(1)	N/A	N/A			6.3	years
Expected volatility factor(2)	N/A	N/A	57.0%	-	58.4%
Risk-free interest rate(3)	N/A	N/A	0.3%	-	0.4%
Expected annual dividend yield	N/A	N/A			0%

(1)	The Company has limited historical information regarding the expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for the options granted during the fiscal year ended March 27, 2021 was measured using the weighted average of historical daily price changes of the Company’s stock and its competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The following table summarizes the stock award activity for the fiscal year ended April 1, 2023:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 26, 2022	728,079	$23.44
Granted	86,189	$86.96
Exercised	(74,788)	$16.02		$4,759
Cancelled, forfeited or expired	—	$—
Outstanding at April 1, 2023	739,480	$31.60	6.0	$34,199
Vested and expected to vest after April 1, 2023	739,480	$31.60	6.0	$34,199
Exercisable at April 1, 2023	259,228	$21.00	4.4	$14,423

A summary of the status of non-vested stock options as of April 1, 2023 and changes during fiscal 2023 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 26, 2022	626,976	$9.14
Granted	86,189	$46.41
Vested	(232,913)	$8.16
Nonvested shares forfeited	—	$—
Nonvested at April 1, 2023	480,252	$16.26

Restricted Stock Units

During fiscal 2023, the Company granted 94,262 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2023 totaled $8.2 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of grant.

During fiscal 2022, the Company granted 65,662 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2022 totaled $5.2 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of grant.

During fiscal 2021, the Company granted 175,527 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2021 totaled $3.7 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of grant.

Performance Share Units

During fiscal 2023 and 2022, the Company granted 57,843 and 33,571 performance share units, respectively, to various employees under the 2020 Plan with grant date fair values of $5.0 million and $2.6 million, respectively. Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period. The performance period for fiscal 2023 awards began March 27, 2022 and ends March 29, 2025, and the performance period for fiscal 2022 awards began March 28, 2021 and ends March 30, 2024.

The performance metrics for these awards were established by the Company at the beginning of the performance period. At the end of the performance period, the number of performance share units to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance share units to vest will be 0%, if the performance goals are at the threshold level, the number of performance share units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance share units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance share units to vest will be 200% of the target amounts, each subject to continued service by the applicable award recipient through the last day of the performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance share units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award.

The grant date fair values of the performance share units granted during fiscal 2023 and 2022 were initially measured using the Company's closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, any previously recognized stock compensation expense is reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

During fiscal 2021, the Company did not grant any performance share units.

Stock-Based Compensation Expense

Stock-based compensation expense was $9.7 million, $9.5 million, and $7.2 million for fiscal 2023, 2022, and 2021, respectively. Stock-based compensation expense of $1.3 million, $2.6 million, and $1.2 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2023, 2022, and 2021, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of April 1, 2023, there was $3.5 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 1.91 years. As of April 1, 2023, there was $6.6 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 1.98 years. As of April 1, 2023, there was $1.1 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 1.00 year.

9. Commitments and Contingencies

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

On May 8, 2019, Sheplers, LLC (formerly known as Sheplers, Inc. prior to September 26, 2021), a wholly-owned subsidiary of the Company was named as defendant in a class-action complaint filed in the Superior Court of California, County of Los Angeles. Among other things, the complaint generally alleged deceptive pricing on merchandise sold on Sheplers’ e-commerce site. The Company reached a settlement for an amount that is not material to the consolidated financial statements, and all settlement amounts have been paid as of December 24, 2022.

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 34-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. As of April 1, 2023, the Company has entered a motion for preliminary approval of class action settlement and has recorded an amount for the estimated probable loss, which is not material to the consolidated financial statements. Subsequent to April 1, 2023, the Company received a court order granting approval of settlement.

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

10. Leases

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

ROU assets are tested for impairment in the same manner as long-lived assets. During fiscal 2023 and fiscal 2022, the Company did not record ROU asset impairment charges related to its stores. During fiscal 2021, the Company recorded ROU asset impairment charges of $0.3 million related to its stores.

ROU assets and lease liabilities as of April 1, 2023 consist of the following (in thousands):

	Balance Sheet Classification	April 1, 2023	March 26, 2022
Assets
Finance lease assets	Right-of-use assets, net	$9,357	$10,254
Operating lease assets	Right-of-use assets, net	317,266	230,893
Total lease assets		$326,623	$241,147

Liabilities
Current
Finance	Short-term lease liabilities	$863	$838
Operating	Short-term lease liabilities	50,732	42,279
Total short-term lease liabilities		$51,595	$43,117

Non-Current
Finance	Long-term lease liabilities	$15,301	$16,164
Operating	Long-term lease liabilities	314,780	218,420
Total long-term lease liabilities		$330,081	$234,584
Total lease liabilities		$381,676	$277,701

Total lease costs for each of fiscal 2023, 2022 and 2021 were:

	Fiscal Year Ended
(in thousands)	April 1, 2023	March 26, 2022	March 27, 2021
Finance lease cost
Amortization of right-of-use assets	$886	$930	$848
Interest on lease liabilities	713	774	795
Total finance lease cost	$1,599	$1,704	$1,643

Operating lease cost	$61,600	$50,197	$44,922
Short-term lease cost	5,085	3,934	2,085
Variable lease cost	22,305	20,286	14,488
Sublease income	—	—	(572)
Total lease cost	$90,589	$76,121	$62,566

The following table summarizes future lease payments as of April 1, 2023:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2024	$58,011	$1,544
2025	66,155	1,515
2026	59,311	1,552
2027	50,518	1,590
2028	44,283	1,629
Thereafter	169,327	12,895
Total	447,605	20,725
Less: Imputed interest	(82,092)	(4,562)
Present value of net lease payments	$365,513	$16,163

The following table includes supplemental lease information:

	Fiscal Year Ended
Supplemental Cash Flow Information (dollars in thousands)	April 1, 2023	March 26, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$61,783	$49,707
Operating cash flows from finance leases	522	1
Financing cash flows from finance leases	1,038	1,595
	$63,343	$51,303
Lease liabilities arising from new right-of-use assets
Operating leases	$133,356	$91,390
Finance leases	$—	$3,148

Weighted average remaining lease term (in years)
Operating leases	8.1	6.6
Finance leases	12.4	13.3

Weighted average discount rate
Operating leases	4.7%	4.7%
Finance leases	10.9%	10.9%

11. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides a matching contribution for all employees that work a minimum of 1,000 hours per year. Contributions to the plan are based on certain criteria as defined in the agreement, governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $2.1 million, $1.6 million, and $1.3 million for fiscal 2023, 2022, and 2021, respectively.

12. Income Taxes

Income tax expense consisted of the following:

	Fiscal Year Ended
	April 1,	March 26,	March 27,
(in thousands)	2023	2022	2021
Current:
Federal	$37,404	$43,883	$12,761
State	11,556	11,358	2,912
Foreign	—	—	—
Total current	48,960	55,241	15,673
Deferred:
Federal	6,927	3,942	1,614
State	(562)	960	577
Foreign	—	—	—
Total deferred	6,365	4,902	2,191
Total income tax expense	$55,325	$60,143	$17,864

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	April 1,	March 26,	March 27,
	2023	2022	2021
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	4.0	4.0	4.1
Permanent items	0.1	—	0.1
Excess tax benefit of stock-based compensation	(1.5)	(2.9)	(3.5)
IRC Section 162(M)	1.3	1.7	1.9
Other	(0.4)	—	(0.4)
Effective tax rate	24.5%	23.8%	23.2%

Differences between the effective tax rate and the statutory rate relate primarily to excess tax benefits due to income tax accounting for share-based compensation, IRC Section 162(M) and state taxes.

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax liabilities as of April 1, 2023 and March 26, 2022 consisted of the following (in thousands):

	April 1	March 26,
	2023	2022
Deferred tax assets:
State taxes	$1,324	$1,189
Accrued liabilities	2,037	1,660
Award program liabilities	466	377
Deferred revenue	2,131	1,608
Inventories	5,950	6,053
Stock options	2,165	1,831
Lease liabilities	84,731	58,775
Other, net	2,896	2,747
Total deferred tax assets	101,700	74,240
Deferred tax liabilities:
Depreciation and amortization	(53,917)	(41,393)
Prepaid expenses	(782)	(709)
Right-of-use assets	(80,261)	(59,033)
Total deferred tax liabilities	(134,960)	(101,135)
Valuation allowance	—	—
Net deferred tax liabilities	$(33,260)	$(26,895)

As of April 1, 2023, the Company had no net operating loss carryforwards for federal and state tax purposes.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is not necessary as of April 1, 2023.

The Company applies ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At April 1, 2023 and March 26, 2022, no material amounts were recorded for any uncertain tax positions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of April 1, 2023 and March 26, 2022.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2018 through 2022 returns are subject to examination by the U.S. federal and various state tax authorities.

13. Related Party Transactions

The Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to $0.1 million, $0.6 million, and $0.4 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, and were recorded as property and equipment, net on the consolidated balance sheets. During these fiscal years, certain members of the Company’s board of directors either served on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

John Grijalva, the husband of Laurie Grijalva, Chief Merchandising Officer, works as an independent sales representative primarily for Dan Post Boot Company, Outback Trading Company, LTD and KS Marketing LLC. Mr. Grijalva conducts his business as an independent sales representative through a limited liability company of which he and Ms. Grijalva are members. We purchased merchandise from these suppliers in the aggregate approximate amounts of $45.0 million, $39.5 million, and $13.8 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. Mr. Grijalva was paid commissions by the companies he represents amounting to approximately $3.2 million, $2.4 million, and $1.0 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, a portion of which were passed on to other sales representatives working for Mr. Grijalva.

14. Earnings Per Share

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

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2023, 2022, and 2021 are as follows:

	Fiscal Year Ended
	April 1,	March 26,	March 27,
(in thousands, except per share data)	2023	2022	2021
Net income	$170,553	$192,450	$59,386

Weighted average basic shares outstanding	29,805	29,556	28,930
Dilutive effect of options and restricted stock	565	835	547
Weighted average diluted shares outstanding	30,370	30,391	29,477

Basic earnings per share	$5.72	$6.51	$2.05
Diluted earnings per share	$5.62	$6.33	$2.01

During fiscal 2023, fiscal 2022 and fiscal 2021, securities outstanding totaling approximately 198,511, 1,387, and 322,078 shares, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of April 1, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2023, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 1, 2023. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 1, 2023.

The effectiveness of our internal control over financial reporting as of April 1, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Boot Barn Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boot Barn Holdings, Inc. and subsidiaries (the “Company”) as of April 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 1, 2023, of the Company and our report dated May 18, 2023, expressed an unqualified opinion on those financial statements.

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

May 18, 2023

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Present Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2023 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended April 1, 2023, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

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

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
3.2.1(4)	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(13)	Description of Capital Stock
10.1†(5)	Amended and Restated Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.2†(3)	Form of Restricted Stock Award Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.3†(6)	Form of Restricted Stock Unit Issuance Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.4†(3)	Form of Restricted Stock Award Agreement, by and between Boot Barn Holdings, Inc. and Brenda Morris
10.5†(3)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and James G. Conroy
10.6†(14)	Boot Barn Holdings, Inc. 2020 Equity Incentive Plan
10.7†(14)	Boot Barn Holdings, Inc. Amended and Restated Cash Incentive Plan for Executives
10.8†(7)	Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy
10.9†(8)	Continued Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Paul Iacono
10.10†(2)	Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.11†(2)	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.12†(8)	Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Gregory V. Hackman
10.13†(15)	Employment Agreement, dated October 26, 2021, by and between Boot Barn, Inc. and James Watkins
10.14†(8)	Form of Stock Option Agreement, by and between Boot Barn Holdings, Inc. and Gregory V. Hackman
10.15†(9)	Boot Barn Holdings, Inc. Cash Incentive Plan for Executives
10.16(3)	NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc.
10.17+(3)	Carrier Agreement P720025535 01, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.18+(3)	Carrier Agreement P780025560 02, effective as of September 30, 2013, by and between Boot Barn, Inc. and United Parcel Service Inc., including all Addendums thereto
10.19 (3)	Form of Amended and Restated Indemnification Agreement
10.20(11)

Amendment No. 4 to Credit Agreement (which amends and restates the Credit Agreement in its entirety), dated as of July 11, 2022, by and among the Company, Boot Barn, Inc., Sheplers Holding, LLC (f/k/a Sheplers Holding Corporation), Sheplers, LLC (f/k/a Sheplers, Inc.), Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein

10.21(10)

Guaranty Agreement dated as of June 29, 2015 by and among Boot Barn, Inc. and Sheplers, Inc. as Borrowers, Boot Barn Holdings, Inc., Sheplers Holdings Corporation and certain of their Subsidiaries as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.22(10)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc. and certain of their Subsidiaries as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

Exhibit Number	Description
10.23(10)	Trademark Security Agreement, dated as of June 29, 2015, by Sheplers, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.24(10)	Trademark Security Agreement, dated as of June 29, 2015, by Boot Barn, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.25(13)	Employment Agreement, effective on or around April 2, 2018, by and between Boot Barn, Inc. and John Hazen.
10.26(13)	Employment Agreement, effective on May 5, 2014, by and between Boot Barn, Inc. and Michael A. Love.
10.27.1(13)	Supplemental Employment Letter Agreement, effective on April 1, 2017, by and between Boot Barn, Inc. and Michael A. Love.
10.27.2(13)	Supplemental Employment Letter Agreement, effective on or around June 12, 2018, by and between Boot Barn, Inc. and Michael A. Love.
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023, formatted in iXBRL in Exhibit 101.

†	Indicates management contract or compensation plan.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 3, 2015.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on December 9, 2014.
(3)	Incorporated by reference to our Registration Statement on Form S-1, File No. 333-199008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2016.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 4, 2015.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 8, 2015.
(8)	Incorporated by reference to our Current Report on Form 8-K filed on January 9, 2015.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2017.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2015.
(11)	Incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2019.
(13)	Incorporated by reference to our Annual Report on Form 10-K filed on May 24, 2019.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on September 1, 2020.
(15)	Incorporated by reference to our Current Report on Form 8-K filed on October 27, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOT BARN HOLDINGS, INC.

Date: May 18, 2023	By:	/s/ James G. Conroy
		Name:	James G. Conroy
		Title:	President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Conroy	President, CEO and Director (Principal Executive Officer)	May 18, 2023
James G. Conroy

/s/ James M. Watkins	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 18, 2023
James M. Watkins

/s/ Chris Bruzzo	Director	May 18, 2023
Chris Bruzzo

/s/ Gene Eddie Burt	Director	May 18, 2023
Gene Eddie Burt

/s/ Lisa G. Laube	Director	May 18, 2023
Lisa G. Laube

/s/ Brenda I. Morris	Director	May 18, 2023
Brenda I. Morris

/s/ Anne MacDonald	Director	May 18, 2023
Anne MacDonald

/s/ Peter Starrett	Director	May 18, 2023
Peter Starrett

/s/ Bradley M. Weston	Director	May 18, 2023
Bradley M. Weston