Form 10-Q
period 2023-07-01
Boot Barn Holdings, Inc.
filed 2023-08-10
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2023

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

As of August 9, 2023, the registrant had 29,991,770 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen Weeks Ended July 1, 2023

Part 1. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 1,	April 1,
	2023	2023

Assets
Current assets:
Cash and cash equivalents	$17,099	$18,193
Accounts receivable, net	11,803	13,145
Inventories	566,294	589,494
Prepaid expenses and other current assets	36,828	48,341
Total current assets	632,024	669,173
Property and equipment, net	275,969	257,143
Right-of-use assets, net	334,403	326,623
Goodwill	197,502	197,502
Intangible assets, net	60,737	60,751
Other assets	5,835	6,189
Total assets	$1,506,470	$1,517,381
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$26,215	$66,043
Accounts payable	108,203	134,246
Accrued expenses and other current liabilities	123,997	122,958
Short-term lease liabilities	54,670	51,595
Total current liabilities	313,085	374,842
Deferred taxes	33,987	33,260
Long-term lease liabilities	342,456	330,081
Other liabilities	3,246	2,748
Total liabilities	692,774	740,931

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; July 1, 2023 - 100,000 shares authorized, 30,195 shares issued; April 1, 2023 - 100,000 shares authorized, 30,072 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	215,262	209,964
Retained earnings	610,283	576,030
Less: Common stock held in treasury, at cost, 226 and 192 shares at July 1, 2023 and April 1, 2023, respectively	(11,852)	(9,547)
Total stockholders’ equity	813,696	776,450
Total liabilities and stockholders’ equity	$1,506,470	$1,517,381

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	July 1,	June 25,
	2023	2022

Net sales	$383,695	$365,856
Cost of goods sold	241,732	228,026
Gross profit	141,963	137,830
Selling, general and administrative expenses	95,718	85,405
Income from operations	46,245	52,425
Interest expense	1,023	725
Other income/(loss), net	224	(273)
Income before income taxes	45,446	51,427
Income tax expense	11,193	12,109
Net income	$34,253	$39,318

Earnings per share:
Basic	$1.14	$1.32
Diluted	$1.13	$1.29
Weighted average shares outstanding:
Basic	29,922	29,747
Diluted	30,444	30,386

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2023	30,072	$3	$209,964	$576,030	(192)	$(9,547)	$776,450
Net income	—	—	—	34,253	—	—	34,253
Issuance of common stock related to stock-based compensation	123	—	345	—	—	—	345
Tax withholding for net share settlement	—	—	—	—	(34)	(2,305)	(2,305)
Stock-based compensation expense	—	—	4,953	—	—	—	4,953
Balance at July 1, 2023	30,195	$3	$215,262	$610,283	(226)	$(11,852)	$813,696

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2022	29,820	$3	$199,054	$405,477	(135)	$(4,858)	$599,676
Net income	—	—	—	39,318	—	—	39,318
Issuance of common stock related to stock-based compensation	175	—	247	—	—	—	247
Tax withholding for net share settlement	—	—	—	—	(53)	(4,408)	(4,408)
Stock-based compensation expense	—	—	4,701	—	—	—	4,701
Balance at June 25, 2022	29,995	$3	$204,002	$444,795	(188)	$(9,266)	$639,534

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	July 1,	June 25,
	2023	2022

Cash flows from operating activities
Net income	$34,253	$39,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,603	8,022
Stock-based compensation	4,953	4,701
Amortization of intangible assets	14	16
Noncash lease expense	13,117	11,119
Amortization and write-off of debt issuance fees and debt discount	27	44
Loss on disposal of assets	176	177
Deferred taxes	727	1,575
Changes in operating assets and liabilities:
Accounts receivable, net	1,452	600
Inventories	23,200	(60,080)
Prepaid expenses and other current assets	11,486	(20,630)
Other assets	354	(173)
Accounts payable	(24,872)	18,024
Accrued expenses and other current liabilities	158	(21,523)
Other liabilities	498	150
Operating leases	(5,344)	(7,108)
Net cash provided by/(used in) operating activities	$70,802	$(25,768)
Cash flows from investing activities
Purchases of property and equipment	$(29,895)	$(20,835)
Net cash used in investing activities	$(29,895)	$(20,835)
Cash flows from financing activities
(Payments)/Borrowings on line of credit, net	$(39,828)	$46,324
Repayments on debt and finance lease obligations	(213)	(220)
Tax withholding payments for net share settlement	(2,305)	(4,408)
Proceeds from the exercise of stock options	345	247
Net cash (used in)/provided by financing activities	$(42,001)	$41,943
Net decrease in cash and cash equivalents	(1,094)	(4,660)
Cash and cash equivalents, beginning of period	18,193	20,674
Cash and cash equivalents, end of period	$17,099	$16,014

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$646	$19,226
Cash paid for interest	$1,151	$534
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$17,517	$17,473

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,194,893 issued and 29,968,657 outstanding shares of common stock as of July 1, 2023. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 361 stores in 44 states as of July 1, 2023 and 345 stores in 43 states as of April 1, 2023. As of July 1, 2023, all stores operate under the Boot Barn name. The two stores that previously operated under the “American Worker” name were rebranded under the Boot Barn name during the thirteen weeks ended July 1, 2023.

Recent Developments

Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. Inflation and other challenges affecting the global economy could impact our operations and will depend on future developments, which are uncertain. These and other effects make it more challenging for us to estimate the future performance of our business, particularly over the near-to-medium term. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on May 18, 2023 (the “Fiscal 2023 10-K”).

Basis of Presentation

The Company’s consolidated financial statements as of July 1, 2023 and April 1, 2023 and for the thirteen weeks ended July 1, 2023 and June 25, 2022 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (collectively with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position, results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 2024.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The current fiscal year ending on March 30, 2024 (“fiscal 2024”) will consist of 52 weeks; whereas the fiscal year ended on April 1, 2023 (“fiscal 2023”) consisted of 53 weeks.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Fiscal 2023 10-K. Presented below and in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company’s retail stores and e-commerce websites represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, the Company’s retail stores and e-commerce websites are aggregated into one reporting segment in accordance with guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). The Company’s operations represent two reporting units, retail stores and e-commerce websites, for the purpose of its goodwill impairment analysis.

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

Inventories

Inventories consist primarily of purchased merchandise and are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of merchandise and import-related costs, including freight, duty and agent commissions. The Company assesses the recoverability of inventory through a periodic review of historical usage and present demand. When the inventory on hand exceeds the foreseeable demand, the value of inventory that, at the time of the review, is not expected to be sold at or above cost is written down to its estimated net realizable value.

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

Although market quotes for the fair value of the outstanding debt arrangement discussed in Note 4, “Revolving Credit Facility” is not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of July 1, 2023.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption or expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $4.3 million as of July 1, 2023 and $3.7 million as of June 25, 2022. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	July 1, 2023	June 25, 2022
Beginning balance as of April 1, 2023 and March 26, 2022, respectively	$4,145	$3,504
Year-to-date provisions	3,562	4,235
Year-to-date award redemptions	(3,391)	(4,040)
Ending balance	$4,316	$3,699

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

Gift Card Program
(in thousands)	July 1, 2023	June 25, 2022
Beginning balance as of April 1, 2023 and March 26, 2022, respectively	$19,855	$15,392
Year-to-date issued	7,262	6,167
Year-to-date redemptions	(7,620)	(6,399)
Ending balance	$19,497	$15,160

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended
% of Net Sales	July 1, 2023	June 25, 2022
Footwear	49%	48%
Apparel	34%	34%
Hats, accessories and other	17%	18%
Total	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended
% of Net Sales	July 1, 2023	June 25, 2022
Stores	90%	88%
E-commerce	10%	12%
Total	100%	100%

3. Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both July 1, 2023 and April 1, 2023. As of July 1, 2023, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During both the thirteen weeks ended July 1, 2023 and June 25, 2022, the Company did not record any long-lived asset impairment charges.

Net intangible assets as of July 1, 2023 and April 1, 2023 consisted of the following (in thousands, except for weighted average useful life):

	July 1, 2023
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(285)	$60	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(285)	$60,737

	April 1, 2023
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(271)	$74	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(271)	$60,751

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen weeks ended July 1, 2023 and June 25, 2022, and is included in selling, general and administrative expenses.

As of July 1, 2023, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2024	$41
2025	19
Thereafter	-
Total	$60

4. Revolving Credit Facility

On June 29, 2015, the Company, as guarantor, and its wholly owned primary operating subsidiary, Boot Barn, Inc., refinanced a previous Wells Fargo credit facility with the $125.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (“Wells Fargo Revolver”).

On May 26, 2017, the Company entered into an amendment to the Wells Fargo Revolver increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date. On June 6, 2019, the Company entered into a further amendment to the credit agreement further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date. On July 26, 2021, the lenders under the Wells Fargo Revolver agreed to increase the aggregate revolving credit facility to $180.0 million. On July 11, 2022, the Company entered into a further amendment to the Wells Fargo Revolver (the “2022 Wells Amendment”) which amended and restated the credit agreement to, among other things, increase the aggregate revolving credit facility to $250.0 million, increase the sublimit for letters of credit to $10.0 million, and extend the maturity date to July 11, 2027. The 2022 Wells Amendment also replaced all London Inter-Bank Offered Rate (“LIBOR”) based provisions with provisions reflecting the Secured Overnight Financing Rate (“SOFR”), including without limitation, the use of Term SOFR as the benchmark rate.

Following the 2022 Wells Amendment, revolving credit loans bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term SOFR (defined as Term SOFR for the applicable interest period plus a fixed credit spread adjustment of 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one-month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For Term SOFR loans, the applicable margin ranges from 1.00% to 1.25% and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for Term SOFR loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of July 1, 2023 were $26.2 million and $0.8 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of April 1, 2023 were $66.0 million and $0.8 million, respectively. Total interest expense incurred in the thirteen weeks ended July 1, 2023 on the Wells Fargo Revolver was $0.9 million and the weighted average interest rate for the thirteen weeks ended July 1, 2023 was 6.6%. Total interest expense incurred in the thirteen weeks ended June 25, 2022 on the June 2015 Wells Fargo Revolver was $0.5 million and the weighted average interest rate for the thirteen weeks ended June 25, 2022 was 2.3%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of July 1, 2023, the fair value of this embedded derivative was estimated and was not significant.

As of July 1, 2023, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million were incurred under the Wells Fargo Revolver and subsequent amendments and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.4 million and $0.5 million as of July 1, 2023 and April 1, 2023, respectively. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of less than $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirteen weeks ended July 1, 2023 and June 25, 2022.

5. Stock-Based Compensation

Equity Incentive Plans

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. All awards granted by the Company under the 2014 Plan were nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan and as determined by the Compensation Committee of our board of directors. Restricted stock awards granted under the 2014 Plan vested over one or four years, as determined by the Compensation Committee of our board of directors. Restricted stock units granted under the 2014 Plan vest over service periods of one, four or five years, as determined by the Compensation Committee of our board of directors. Performance share units granted under the 2014 Plan are subject to the vesting criteria discussed further below.

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. As of July 1, 2023, all awards granted by the Company under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan are subject to the vesting criteria discussed further below. Restricted stock units granted under the 2020 Plan vest over service periods of one, three or four years, as determined by the Compensation Committee of our board of directors. Performance share units granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During the thirteen weeks ended July 1, 2023, the Company did not grant options to purchase shares.

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

The following table summarizes the stock award activity for the thirteen weeks ended July 1, 2023:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at April 1, 2023	739,480	$31.60
Granted	—	$—
Exercised	(27,219)	$12.68		$1,532
Cancelled, forfeited or expired	—	$—
Outstanding at July 1, 2023	712,261	$32.32	5.7	$37,498
Vested and expected to vest after July 1, 2023	712,261	$32.32	5.7	$37,498
Exercisable at July 1, 2023	549,564	$25.12	5.1	$32,740

A summary of the status of non-vested stock options as of July 1, 2023 including changes during the thirteen weeks ended July 1, 2023 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2023	480,252	$16.26
Granted	—	$—
Vested	(317,555)	$9.34
Nonvested shares forfeited	—	$—
Nonvested at July 1, 2023	162,697	$29.62

Restricted Stock Units

During the thirteen weeks ended July 1, 2023, the Company granted 132,713 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first day following the first anniversary of the date of the grant. The grant date fair value of these awards for the thirteen weeks ended July 1, 2023 totaled $8.6 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of the grant.

During the thirteen weeks ended June 25, 2022, the Company granted 94,262 restricted stock units to various employees under the 2020 Plan. The shares granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of the grant. The grant date fair value of these awards for the thirteen weeks ended June 25, 2022 totaled $8.2 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of the grant.

Performance Share Units

During the thirteen weeks ended July 1, 2023 and June 25, 2022, the Company granted 112,740 and 57,843 performance share units, respectively, to various employees under the 2020 Plan with grant date fair values of $7.3 million and $5.0 million, respectively. Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance period for the awards granted during the thirteen weeks ended July 1, 2023 began April 2, 2023 and ends March 28, 2026, and the performance period for the awards granted during the thirteen weeks ended June 25, 2022 began March 27, 2022 and ends March 29, 2025.

The performance metrics for these awards were established by the Company at the beginning of the performance periods. At the end of the performance periods, the number of performance share units to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance share units to vest will be 0%, if the performance goals are at the threshold level, the number of performance share units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance share units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance share units to vest will be 200% of the target amounts, each subject to continued service by the applicable award recipients through the last day of the performance periods (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance share units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant’s target award.

The grant date fair value of the performance share units granted during both the thirteen weeks ended July 1, 2023 and June 25, 2022, respectively, was initially measured using the Company's closing stock price on the dates of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting periods (subject to certain exceptions). The expense recognized over the vesting periods is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance periods. If the performance metrics are not probable of achievement during the performance periods, any previously recognized stock compensation expense is reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance periods.

Stock-Based Compensation Expense

Stock-based compensation expense was $5.0 million and $4.7 million for the thirteen weeks ended July 1, 2023 and June 25, 2022, respectively. Stock-based compensation expense of $1.4 million and $1.0 million was recorded in cost of goods sold in the consolidated statements of operations for the thirteen weeks ended July 1, 2023 and June 25, 2022, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of July 1, 2023, there was $2.9 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 1.72 years. As of July 1, 2023, there was $12.6 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.27 years. As of July 1, 2023, there was $7.1 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.62 years.

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

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 34-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. The Company reached a court-approved settlement for an amount that is not material to the consolidated financial statements and has been accrued as of July 1, 2023.

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

ROU assets are tested for impairment in the same manner as long-lived assets. During the thirteen weeks ended July 1, 2023 and June 25, 2022, the Company did not record ROU asset impairment charges related to its stores.

ROU assets and lease liabilities as of July 1, 2023 and April 1, 2023 consist of the following:

	Balance Sheet Classification	July 1, 2023 (in thousands)	April 1, 2023 (in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$9,150	$9,357
Operating lease assets	Right-of-use assets, net	325,253	317,266
Total lease assets		$334,403	$326,623

Liabilities
Current
Finance	Short-term lease liabilities	$860	$863
Operating	Short-term lease liabilities	53,810	50,732
Total short-term lease liabilities		$54,670	$51,595

Non-Current
Finance	Long-term lease liabilities	$15,091	$15,301
Operating	Long-term lease liabilities	327,365	314,780
Total long-term lease liabilities		$342,456	$330,081
Total lease liabilities		$397,126	$381,676

Total lease costs for the thirteen weeks ended July 1, 2023 and June 25, 2022 were:

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	June 25, 2022
Finance lease cost
Amortization of right-of-use assets	$207	$255
Interest on lease liabilities	172	182
Total finance lease cost	$379	$437

Operating lease cost	$17,302	$14,023
Short-term lease cost	806	897
Variable lease cost	5,941	5,469
Total lease cost	$24,428	$20,826

The following table summarizes future lease payments as of July 1, 2023:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2024	$46,198	$1,159
2025	69,889	1,515
2026	63,183	1,552
2027	54,426	1,590
2028	48,327	1,629
Thereafter	183,950	12,896
Total	465,973	20,341
Less: Imputed interest	(84,798)	(4,390)
Present value of net lease payments	$381,175	$15,951

The following table includes supplemental lease information:

	Thirteen Weeks Ended	Thirteen Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	July 1, 2023	June 25, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$17,848	$13,881
Operating cash flows used for finance leases	170	—
Financing cash flows used for finance leases	215	403
	$18,233	$14,284
Lease liabilities arising from new right-of-use assets
Operating leases	$20,897	$34,540
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	8.1	6.8
Finance leases	12.1	13.1

Weighted average discount rate
Operating leases	4.7%	4.5%
Finance leases	10.9%	10.9%

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

The income tax rate was 24.6% and 23.5% for the thirteen weeks ended July 1, 2023 and June 25, 2022, respectively. The tax rate for the thirteen weeks ended July 1, 2023 was higher than the tax rate for the thirteen weeks ended June 25, 2022, primarily due to a lower tax benefit due to income tax accounting for stock-based compensation compared to the thirteen weeks ended June 25, 2022. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of July 1, 2023. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At July 1, 2023 and April 1, 2023, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of July 1, 2023, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

9. Related Party Transactions

During the thirteen weeks ended July 1, 2023 and June 25, 2022, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to less than $0.1 million and $0.1 million in the thirteen weeks ended July 1, 2023 and June 25, 2022, respectively, and were recorded as property and equipment, net on the consolidated balance sheets. One member of the Company’s board of directors currently serves on the board of directors at Floor & Decor Holdings, Inc. Additionally, one member of the Company’s board of directors served as an executive officer at Floor & Decor Holdings, Inc. through April 2022.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen weeks ended July 1, 2023 and June 25, 2022 are as follows:

	Thirteen Weeks Ended
	July 1,	June 25,
(in thousands, except per share data)	2023	2022
Net income	$34,253	$39,318

Weighted average basic shares outstanding	29,922	29,747
Dilutive effect of options and restricted stock	522	639
Weighted average diluted shares outstanding	30,444	30,386

Basic earnings per share	$1.14	$1.32
Diluted earnings per share	$1.13	$1.29

During the thirteen weeks ended July 1, 2023 and June 25, 2022, securities outstanding totaling approximately 87,229 and 87,576 shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on May 18, 2023 (the “Fiscal 2023 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2023 10-K, and those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. Inflation and other challenges affecting the global economy could impact our operations and will depend on future developments, which are uncertain. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of our Fiscal 2023 10-K.

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of July 1, 2023, we operated 361 stores in 44 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces. Additionally, during fiscal 2023, we launched a Boot Barn app, which has become an additional sales channel for the business. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Net sales

Net sales reflect revenue from the sale of our merchandise at retail locations, as well as sales of merchandise through our e-commerce websites and app. We recognize revenue upon the purchase of merchandise by customers at our stores and upon delivery of the product in the case of our e-commerce websites and app. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to our customers. Net sales are net of estimated and actual sales returns and deductions for estimated future award redemptions. Revenue from the sale of gift cards is deferred until the gift cards are used to purchase merchandise.

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

Gross profit

Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold includes the cost of merchandise, obsolescence and shrinkage provisions, store and distribution center occupancy costs (including rent, depreciation and utilities), inbound and outbound freight, supplier allowances, occupancy-related taxes, compensation costs for merchandise purchasing, exclusive brand design and development, distribution center personnel, and other inventory acquisition-related costs. These costs are significant and can be expected to continue to increase as we grow. The components of our reported cost of goods sold may not be comparable to those of other retail companies, including our competitors.

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

Selling, general and administrative expenses

Our SG&A expenses are composed of labor and related expenses, other operating expenses and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

●	Labor and related expenses - Labor and related expenses include all store-level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.
●	Other operating expenses - Other operating expenses include all operating costs, including those for advertising, pay-per-click, marketing campaigns, operating supplies, certain utilities, and repairs and maintenance, as well as credit card fees and costs of third-party services.
●	General and administrative expenses - General and administrative expenses include expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance, long-lived asset impairment charges and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental stock-

based compensation, legal, and accounting-related expenses and increases resulting from growth in the number of our stores.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements included in the Fiscal 2023 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2023 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2023 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The current fiscal year ending on March 30, 2024 (“fiscal 2024”) will consist of 52 weeks; whereas the fiscal year ended on April 1, 2023 (“fiscal 2023”) consisted of 53 weeks. We identify our fiscal years by reference to the calendar year in which the fiscal year ends.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	July 1,	June 25,
(dollars in thousands)	2023	2022
Consolidated Statements of Operations Data:
Net sales	$383,695	$365,856
Cost of goods sold	241,732	228,026
Gross profit	141,963	137,830
Selling, general and administrative expenses	95,718	85,405
Income from operations	46,245	52,425
Interest expense	1,023	725
Other income/(loss), net	224	(273)
Income before income taxes	45,446	51,427
Income tax expense	11,193	12,109
Net income	$34,253	$39,318

Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	63.0%	62.3%
Gross profit	37.0%	37.7%
Selling, general and administrative expenses	24.9%	23.3%
Income from operations	12.1%	14.3%
Interest expense	0.3%	0.2%
Other income/(loss), net	0.1%	(0.1)%
Income before income taxes	11.8%	14.1%
Income tax expense	2.9%	3.3%
Net income	8.9%	10.7%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended July 1, 2023 Compared to Thirteen Weeks Ended June 25, 2022

Net sales. Net sales increased $17.8 million, or 4.9%, to $383.7 million for the thirteen weeks ended July 1, 2023 from $365.9 million for the thirteen weeks ended June 25, 2022. Consolidated same store sales decreased 2.9%. Excluding the impact of the 10.8% decrease in e-commerce same store sales, same store sales decreased by 1.8%. The increase in net sales was the result of the incremental sales from new stores opened over the past twelve months, partially offset by the decrease in consolidated same store sales. Higher average unit retail prices, driven in part by inflation, contributed to the increase in net sales.

Gross profit. Gross profit increased $4.1 million, or 3.0%, to $142.0 million for the thirteen weeks ended July 1, 2023 from $137.8 million for the thirteen weeks ended June 25, 2022. As a percentage of net sales, gross profit was 37.0% and 37.7% for the thirteen weeks ended July 1, 2023 and June 25, 2022, respectively. Gross profit increased primarily due to higher sales. The decrease in gross profit rate of 70 basis points was driven primarily by 160 basis points of deleverage in buying, occupancy and distribution center costs partially offset by a 90 basis-point increase in merchandise margin rate. The increase in merchandise margin rate was driven by 80 basis points of product margin expansion resulting primarily from growth in exclusive brand penetration and a 10 basis-point tailwind from lower freight expense as a percentage of net sales.

Selling, general and administrative expenses. SG&A expenses increased $10.3 million, or 12.1%, to $95.7 million for the thirteen weeks ended July 1, 2023 from $85.4 million for the thirteen weeks ended June 25, 2022. The increase in SG&A expenses as compared to the prior-year period was primarily a result of higher store payroll and store-related expenses associated with operating 50 new stores and corporate overhead costs in the current year. As a percentage of net sales, SG&A increased by 160 basis points to 24.9% for the thirteen weeks ended July 1, 2023 from 23.3% for the thirteen weeks ended June 25, 2022 primarily as a result of higher payroll and overhead costs.

Income from operations. Income from operations decreased $6.2 million, or 11.8%, to $46.2 million for the thirteen weeks ended July 1, 2023 from $52.4 million for the thirteen weeks ended June 25, 2022. The decrease in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 12.1% and 14.3% for the thirteen weeks ended July 1, 2023 and June 25, 2022, respectively.

Interest expense. Interest expense was $1.0 million and $0.7 million for the thirteen weeks ended July 1, 2023 and June 25, 2022, respectively. The increase in interest expense in the current-year period was primarily the result of a higher weighted average interest rate compared to the prior-year period.

Income tax expense. Income tax expense was $11.2 million for the thirteen weeks ended July 1, 2023, compared to $12.1 million for the thirteen weeks ended June 25, 2022. Our effective tax rate was 24.6% and 23.5% for the thirteen weeks ended July 1, 2023 and June 25, 2022, respectively. The tax rate for the thirteen weeks ended July 1, 2023 was higher than the tax rate for the thirteen weeks ended June 25, 2022, primarily due to a lower tax benefit due to income tax accounting for stock-based compensation compared to the thirteen weeks ended June 25, 2022.

Net income. Net income was $34.3 million for the thirteen weeks ended July 1, 2023 compared to $39.3 million for the thirteen weeks ended June 25, 2022. The decrease in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	July 1,	June 25,
	2023	2022
Selected Store Data:
Same Store Sales (decline)/growth	(2.9)%	10.0%
Stores operating at end of period	361	311
Total retail store square footage, end of period (in thousands)	3,914	3,333
Average store square footage, end of period	10,841	10,717
Average net sales per store (in thousands) (1)	$958	$1,031
(1)	Average net sales per store is calculated by dividing store net sales for the applicable period by the number of stores operating at the end of the period.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. Included in our fiscal 2024 capital expenditures are continued investments in our new distribution center in Kansas City, Missouri. We estimate that our total capital expenditures in fiscal 2024 will be between $90.0 million and $95.0 million (including the capital expenditures made during the thirteen weeks ended July 1, 2023), net of landlord tenant allowances, and we anticipate that we will use cash flows from operations to fund these expenditures.

Wells Fargo Revolver

On June 29, 2015, the Company, as guarantor, and its wholly owned primary operating subsidiary, Boot Barn, Inc., refinanced a previous Wells Fargo credit facility with the $125.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (“Wells Fargo Revolver”).

On May 26, 2017, the Company entered into an amendment to the Wells Fargo Revolver increasing the aggregate revolving credit facility to $135.0 million and extending the maturity date. On June 6, 2019, the Company entered into a further amendment to the credit agreement further increasing the aggregate revolving credit facility to $165.0 million and extending the maturity date. On July 26, 2021, the lenders under the Wells Fargo Revolver agreed to increase the aggregate revolving credit facility to $180.0 million. On July 11, 2022, the Company entered into a further amendment to the Wells Fargo Revolver (the “2022 Wells Amendment”) which amended and restated the credit agreement to, among other things, increase the aggregate revolving credit facility to $250.0 million, increase the sublimit for letters of credit to $10.0 million, and extend the maturity date to July 11, 2027. The 2022 Wells Amendment also replaced all LIBOR based provisions with provisions reflecting the Secured Overnight Financing Rate (“SOFR”), including without limitation, the use of Term SOFR as the benchmark rate.

Following the 2022 Wells Amendment, revolving credit loans bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term SOFR (defined as Term SOFR for the applicable interest period plus a fixed credit spread adjustment of 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one-month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For Term SOFR loans, the applicable margin ranges from 1.00% to 1.25% and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for Term SOFR loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of July 1, 2023 were $26.2 million and $0.8 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of April 1, 2023 were $66.0 million and $0.8 million, respectively. Total interest expense incurred in the thirteen weeks ended July 1, 2023 on the Wells Fargo Revolver was $0.9 million and the weighted average interest rate for the thirteen weeks ended July 1, 2023 was 6.6%. Total interest expense incurred in the thirteen weeks ended June 25, 2022 on the June 2015 Wells Fargo Revolver was $0.5 million and the weighted average interest rate for the thirteen weeks ended June 25, 2022 was 2.3%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default, and requires the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of July 1, 2023, the fair value of this embedded derivative was estimated and was not significant.

As of July 1, 2023, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $17.1 million as of July 1, 2023 compared to $18.2 million as of April 1, 2023.

The following table presents summary cash flow information for the periods indicated below:

	Thirteen Weeks Ended
	July 1,	June 25,
(in thousands)	2023	2022
Net cash provided by/(used in):
Operating activities	$70,802	$(25,768)
Investing activities	(29,895)	(20,835)
Financing activities	(42,001)	41,943
Net decrease in cash	$(1,094)	$(4,660)

Operating Activities

Net cash provided by operating activities was $70.8 million for the thirteen weeks ended July 1, 2023. The significant components of cash flows provided by operating activities were net income of $34.3 million, the add-back of non-cash depreciation and intangible asset amortization expense of $10.6 million, and stock-based compensation expense of $5.0 million. Accounts payable and accrued expenses and other current liabilities decreased by $24.7 million due to the timing of payments. Inventory decreased by $23.2 million as a result of a decrease in purchases.

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

Investing Activities

Net cash used in investing activities was $29.9 million for the thirteen weeks ended July 1, 2023, which was attributable to $29.9 million in capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $20.8 million for the thirteen weeks ended June 25, 2022, which was primarily attributable to $20.8 million in capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $42.0 million for the thirteen weeks ended July 1, 2023. We paid $39.8 million on our revolving line of credit and paid $2.3 million in taxes related to the vesting of restricted stock.

Net cash provided by financing activities was $41.9 million for the thirteen weeks ended June 25, 2022. We borrowed $46.3 million on our revolving line of credit and paid $4.4 million in taxes related to the vesting of restricted stock.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of July 1, 2023, we had $26.2 million outstanding under the Wells Fargo Revolver.

As of July 1, 2023, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2023 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 1, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 1, 2023, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2023 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended July 1, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: August 10, 2023	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)