Form 10-Q
period 2023-09-30
Boot Barn Holdings, Inc.
filed 2023-11-02
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 1, 2023, the registrant had 30,283,816 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended September 30, 2023

Part 1. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	April 1,
	2023	2023

Assets
Current assets:
Cash and cash equivalents	$38,665	$18,193
Accounts receivable, net	9,321	13,145
Inventories	585,573	589,494
Prepaid expenses and other current assets	39,044	48,341
Total current assets	672,603	669,173
Property and equipment, net	293,702	257,143
Right-of-use assets, net	348,788	326,623
Goodwill	197,502	197,502
Intangible assets, net	60,724	60,751
Other assets	4,887	6,189
Total assets	$1,578,206	$1,517,381
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$66,043
Accounts payable	139,762	134,246
Accrued expenses and other current liabilities	132,860	122,958
Short-term lease liabilities	56,209	51,595
Total current liabilities	328,831	374,842
Deferred taxes	36,253	33,260
Long-term lease liabilities	357,478	330,081
Other liabilities	3,258	2,748
Total liabilities	725,820	740,931

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; September 30, 2023 - 100,000 shares authorized, 30,511 shares issued; April 1, 2023 - 100,000 shares authorized, 30,072 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	226,379	209,964
Retained earnings	637,963	576,030
Less: Common stock held in treasury, at cost, 227 and 192 shares at September 30, 2023 and April 1, 2023, respectively	(11,959)	(9,547)
Total stockholders’ equity	852,386	776,450
Total liabilities and stockholders’ equity	$1,578,206	$1,517,381

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022

Net sales	$374,456	$351,545	$758,151	$717,401
Cost of goods sold	240,540	222,449	482,272	450,475
Gross profit	133,916	129,096	275,879	266,926
Selling, general and administrative expenses	95,338	84,946	191,056	170,351
Income from operations	38,578	44,150	84,823	96,575
Interest expense	463	1,362	1,486	2,087
Other (loss)/income, net	(50)	—	174	(273)
Income before income taxes	38,065	42,788	83,511	94,215
Income tax expense	10,385	10,734	21,578	22,843
Net income	$27,680	$32,054	$61,933	$71,372

Earnings per share:
Basic	$0.92	$1.08	$2.06	$2.40
Diluted	$0.90	$1.06	$2.03	$2.35
Weighted average shares outstanding:
Basic	30,137	29,808	30,029	29,778
Diluted	30,627	30,313	30,540	30,351

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2023	30,072	$3	$209,964	$576,030	(192)	$(9,547)	$776,450
Net income	—	—	—	34,253	—	—	34,253
Issuance of common stock related to stock-based compensation	123	—	345	—	—	—	345
Tax withholding for net share settlement	—	—	—	—	(34)	(2,305)	(2,305)
Stock-based compensation expense	—	—	4,953	—	—	—	4,953
Balance at July 1, 2023	30,195	$3	$215,262	$610,283	(226)	$(11,852)	$813,696
Net income	—	—	—	27,680	—	—	27,680
Issuance of common stock related to stock-based compensation	316	—	8,237	—	—	—	8,237
Tax withholding for net share settlement	—	—	—	—	(1)	(107)	(107)
Stock-based compensation expense	—	—	2,880	—	—	—	2,880
Balance at September 30, 2023	30,511	$3	$226,379	$637,963	(227)	$(11,959)	$852,386

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2022	29,820	$3	$199,054	$405,477	(135)	$(4,858)	$599,676
Net income	—	—	—	39,318	—	—	39,318
Issuance of common stock related to stock-based compensation	175	—	247	—	—	—	247
Tax withholding for net share settlement	—	—	—	—	(53)	(4,408)	(4,408)
Stock-based compensation expense	—	—	4,701	—	—	—	4,701
Balance at June 25, 2022	29,995	$3	$204,002	$444,795	(188)	$(9,266)	$639,534
Net income	—	—	—	32,054	—	—	32,054
Issuance of common stock related to stock-based compensation	6	—	—	—	—	—	—
Tax withholding for net share settlement	—	—	—	—	(2)	(93)	(93)
Stock-based compensation expense	—	—	2,442	—	—	—	2,442
Balance at September 24, 2022	30,001	$3	$206,444	$476,849	(190)	$(9,359)	$673,937

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 30,	September 24,
	2023	2022

Cash flows from operating activities
Net income	$61,933	$71,372
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	22,597	16,792
Stock-based compensation	7,833	7,143
Amortization of intangible assets	27	32
Noncash lease expense	26,487	22,951
Amortization and write-off of debt issuance fees and debt discount	54	74
Loss on disposal of assets	298	250
Deferred taxes	2,993	1,479
Changes in operating assets and liabilities:
Accounts receivable, net	3,046	(972)
Inventories	3,921	(166,721)
Prepaid expenses and other current assets	9,243	(5,857)
Other assets	1,302	(3,329)
Accounts payable	7,051	36,472
Accrued expenses and other current liabilities	13,600	(27,199)
Other liabilities	510	244
Operating leases	(15,435)	(14,868)
Net cash provided by/(used in) operating activities	$145,460	$(62,137)
Cash flows from investing activities
Purchases of property and equipment	$(64,687)	$(52,459)
Net cash used in investing activities	$(64,687)	$(52,459)
Cash flows from financing activities
(Payments)/Borrowings on line of credit, net	$(66,043)	$118,281
Repayments on debt and finance lease obligations	(428)	(419)
Tax withholding payments for net share settlement	(2,412)	(4,501)
Proceeds from the exercise of stock options	8,582	247
Net cash (used in)/provided by financing activities	$(60,301)	$113,608
Net increase/(decrease) in cash and cash equivalents	20,472	(988)
Cash and cash equivalents, beginning of period	18,193	20,674
Cash and cash equivalents, end of period	$38,665	$19,686

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,822	$45,519
Cash paid for interest	$1,399	$1,642
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$14,103	$21,551

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,511,186 issued and 30,283,816 outstanding shares of common stock as of September 30, 2023. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 371 stores in 44 states as of September 30, 2023 and 345 stores in 43 states as of April 1, 2023. As of September 30, 2023, all stores operate under the Boot Barn name.

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

Basis of Presentation

The Company’s consolidated financial statements as of September 30, 2023 and April 1, 2023 and for the thirteen and twenty-six weeks ended September 30, 2023 and September 24, 2022 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (collectively with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Although market quotes for the fair value of the outstanding debt arrangement discussed in Note 4, “Revolving Credit Facility” is not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of September 30, 2023.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption or expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $4.5 million as of September 30, 2023, and $4.0 million as of September 24, 2022. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	September 30, 2023	September 24, 2022
Beginning balance as of April 1, 2023 and March 26, 2022, respectively	$4,145	$3,504
Year-to-date provisions	7,223	8,089
Year-to-date award redemptions	(6,880)	(7,559)
Ending balance	$4,488	$4,034

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

Gift Card Program
(in thousands)	September 30, 2023	September 24, 2022
Beginning balance as of April 1, 2023 and March 26, 2022, respectively	$19,855	$15,392
Year-to-date issued	13,154	11,300
Year-to-date redemptions	(14,081)	(12,006)
Ending balance	$18,928	$14,686

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

% of Net Sales	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Footwear	49%	48%	49%	48%
Apparel	35%	35%	34%	35%
Hats, accessories and other	16%	17%	17%	17%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

% of Net Sales	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Stores	90%	88%	90%	88%
E-commerce	10%	12%	10%	12%
Total	100%	100%	100%	100%

3. Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both September 30, 2023 and April 1, 2023. As of September 30, 2023, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During both the thirteen and twenty-six weeks ended September 30, 2023 and September 24, 2022, the Company did not record any long-lived asset impairment charges.

Net intangible assets as of September 30, 2023 and April 1, 2023 consisted of the following (in thousands, except for weighted average useful life):

	September 30, 2023
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(298)	$47	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(298)	$60,724

	April 1, 2023
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(271)	$74	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(271)	$60,751

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen weeks ended September 30, 2023 and September 24, 2022, and is included in selling, general and administrative expenses.

Amortization expense for intangible assets totaled less than $0.1 million for both the twenty-six weeks ended September 30, 2023 and September 24, 2022, and is included in selling, general and administrative expenses.

As of September 30, 2023, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2024	$27
2025	20
Thereafter	-
Total	$47

4. Revolving Credit Facility

The Company currently has a $250.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (“Wells Fargo Revolver”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million and the current maturity date is July 11, 2027.

Revolving credit loans under the Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term Secured Overnight Financing Rate (defined as “Term SOFR” for the applicable interest period plus a fixed credit spread adjustment of 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one-month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For Term SOFR loans, the applicable margin ranges from 1.00% to 1.25% and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for Term SOFR loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of September 30, 2023 were zero and $0.8 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of April 1, 2023 were $66.0 million and $0.8 million, respectively. Total interest expense incurred in the thirteen and twenty-six weeks ended September 30, 2023 on the Wells Fargo Revolver was $0.3 million and $1.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 30, 2023 was 8.2%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 24, 2022 on the Wells Fargo Revolver was $1.2 million and $1.7 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 24, 2022 was 3.3%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 30, 2023, the fair value of this embedded derivative was estimated and was not significant.

As of September 30, 2023, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million have been incurred under the Wells Fargo Revolver and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.4 million and $0.5 million as of September 30, 2023 and April 1, 2023, respectively. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of less than $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirteen weeks ended September 30, 2023 and September 24, 2022.

Total amortization expense of $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the twenty-six weeks ended September 30, 2023 and September 24, 2022.

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

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2023, all awards granted by the Company under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan are subject to the vesting criteria discussed further below. Restricted stock units granted under the 2020 Plan vest over service periods of one, three or four years, as determined by the Compensation Committee of our board of directors. Performance share units granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During both the thirteen and twenty-six weeks ended September 30, 2023, the Company did not grant options to purchase shares.

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

The following table summarizes the stock award activity for the twenty-six weeks ended September 30, 2023:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding at April 1, 2023	739,480	$31.60
Granted	—	$—
Exercised	(340,386)	$25.21		$22,876
Cancelled, forfeited or expired	—	$—
Outstanding at September 30, 2023	399,094	$37.04	5.7	$18,118
Vested and expected to vest after September 30, 2023	399,094	$37.04	5.7	$18,118
Exercisable at September 30, 2023	242,107	$23.54	4.6	$13,957

A summary of the status of non-vested stock options as of September 30, 2023 including changes during the twenty-six weeks ended September 30, 2023 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2023	480,252	$16.26
Granted	—	$—
Vested	(323,265)	$9.39
Nonvested shares forfeited	—	$—
Nonvested at September 30, 2023	156,987	$30.25

Restricted Stock Units

During the thirteen weeks ended September 30, 2023, the Company did not grant restricted stock units.

During the twenty-six weeks ended September 30, 2023, the Company granted 132,713 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first day following the first anniversary of the date of the grant. The grant date fair value of these awards for the twenty-six weeks ended September 30, 2023 totaled $8.6 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of the grant.

During the thirteen weeks ended September 24, 2022, the Company did not grant restricted stock units.

During the twenty-six weeks ended September 24, 2022, the Company granted 94,262 restricted stock units to various employees under the 2020 Plan. The shares granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first anniversary of the date of the grant. The grant date fair value of these awards for the twenty-six weeks ended September 24, 2022 totaled $8.2 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of the grant.

Performance Share Units

During both the thirteen weeks ended September 30, 2023 and September 24, 2022, the Company did not grant performance share units.

During the twenty-six weeks ended September 30, 2023 and September 24, 2022, the Company granted 112,740 and 57,843 performance share units, respectively, to various employees under the 2020 Plan with grant date fair values of $7.3 million and $5.0 million, respectively. Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance period for the awards granted during the twenty-six weeks ended September 30, 2023 began April 2, 2023 and ends March 28, 2026, and the performance period for the awards granted during the twenty-six weeks ended September 24, 2022 began March 27, 2022 and ends March 29, 2025.

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

The grant date fair value of the performance share units granted during both the twenty-six weeks ended September 30, 2023 and September 24, 2022, respectively, was initially measured using the Company's closing stock price on the dates of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting periods (subject to certain exceptions). The expense recognized over the vesting periods is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance periods. If the performance metrics are not probable of achievement during the performance periods, any previously recognized stock compensation expense is reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance periods.

Stock-Based Compensation Expense

Stock-based compensation expense was $2.9 million and $2.4 million for the thirteen weeks ended September 30, 2023 and September 24, 2022, respectively. Stock-based compensation expense was $7.8 million and $7.1 million for the twenty-six weeks ended September 30, 2023 and September 24, 2022, respectively. Stock-based compensation expense of $0.4 million and $0.3 million was recorded in cost of goods sold in the consolidated statements of operations for the thirteen weeks ended September 30, 2023 and September 24, 2022, respectively. Stock-based compensation expense of $1.8 million and $1.2 million was recorded in cost of goods sold in the consolidated statements of operations for the twenty-six weeks ended September 30, 2023 and September 24, 2022, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of September 30, 2023, there was $2.5 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 1.49 years. As of September 30, 2023, there was $11.0 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.06 years. As of September 30, 2023, there was $6.3 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.44 years.

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

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, Case No. 34-2019-00272000-CU-OE-GDS, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. The Company reached a settlement for an amount that is not material to the consolidated financial statements, and all settlement amounts have been paid as of September 30, 2023.

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

ROU assets are tested for impairment in the same manner as long-lived assets. During both the thirteen and twenty-six weeks ended September 30, 2023 and September 24, 2022, the Company did not record ROU asset impairment charges related to its stores.

ROU assets and lease liabilities as of September 30, 2023 and April 1, 2023 consist of the following:

		September 30, 2023	April 1, 2023
	Balance Sheet Classification	(in thousands)	(in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$8,944	$9,357
Operating lease assets	Right-of-use assets, net	339,844	317,266
Total lease assets		$348,788	$326,623

Liabilities
Current
Finance	Short-term lease liabilities	$858	$863
Operating	Short-term lease liabilities	55,351	50,732
Total short-term lease liabilities		$56,209	$51,595

Non-Current
Finance	Long-term lease liabilities	$14,878	$15,301
Operating	Long-term lease liabilities	342,600	314,780
Total long-term lease liabilities		$357,478	$330,081
Total lease liabilities		$413,687	$381,676

Total lease costs for the thirteen and twenty-six weeks ended September 30, 2023 and September 24, 2022 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Finance lease cost
Amortization of right-of-use assets	$207	$214	$413	$469
Interest on lease liabilities	169	180	341	362
Total finance lease cost	$376	$394	$754	$831

Operating lease cost	$17,777	$15,193	$35,079	$29,216
Short-term lease cost	1,034	1,013	1,840	1,910
Variable lease cost	6,192	5,281	12,134	10,750
Total lease cost	$25,379	$21,881	$49,807	$42,707

The following table summarizes future lease payments as of September 30, 2023:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2024	$27,049	$766
2025	75,253	1,515
2026	68,651	1,552
2027	59,780	1,590
2028	53,514	1,629
Thereafter	202,678	12,896
Total	486,925	19,948
Less: Imputed interest	(88,974)	(4,212)
Present value of net lease payments	$397,951	$15,736

As of September 30, 2023, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $79.1 million.

The following table includes supplemental lease information:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	September 30, 2023	September 24, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$37,590	$28,871
Operating cash flows used for finance leases	337	—
Financing cash flows used for finance leases	441	426
	$38,368	$29,297
Lease liabilities arising from new right-of-use assets
Operating leases	$48,652	$83,811
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	8.0	8.0
Finance leases	11.9	12.9

Weighted average discount rate
Operating leases	4.8%	4.6%
Finance leases	10.9%	10.9%

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

The income tax rate was 27.3% and 25.1% for the thirteen weeks ended September 30, 2023 and September 24, 2022, respectively, and 25.8% and 24.2% for the twenty-six weeks ended September 30, 2023 and September 24, 2022, respectively. The tax rate for the thirteen and twenty-six weeks ended September 30, 2023 was higher than the tax rate for the thirteen and twenty-six weeks ended September 24, 2022, primarily due to changes to state enacted tax rates, partially offset by a higher tax benefit due to income tax accounting for share-based compensation compared to the thirteen and twenty-six weeks ended September 24, 2022. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of September 30, 2023. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2023 and April 1, 2023, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of September 30, 2023, the Company is not aware of tax examinations (current or potential) in any tax jurisdictions.

9. Related Party Transactions

During the thirteen and twenty-six weeks ended September 30, 2023 and September 24, 2022, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to less than $0.1 million and zero in the thirteen weeks ended September 30, 2023 and September 24, 2022, respectively, and were recorded as property and equipment, net on the consolidated balance sheets. These capital expenditures amounted to less than $0.1 million and $0.1 million in the twenty-six weeks ended September 30, 2023 and September 24, 2022, respectively, and were recorded as property and equipment, net on the consolidated balance sheets. One member of the Company’s board of directors currently serves on the board of directors at Floor & Decor Holdings, Inc. Additionally, one member of the Company’s board of directors served as an executive officer at Floor & Decor Holdings, Inc. through April 2022.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen and twenty-six weeks ended September 30, 2023 and September 24, 2022 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$27,680	$32,054	$61,933	$71,372

Weighted average basic shares outstanding	30,137	29,808	30,029	29,778
Dilutive effect of options and restricted stock	490	505	511	573
Weighted average diluted shares outstanding	30,627	30,313	30,540	30,351

Basic earnings per share	$0.92	$1.08	$2.06	$2.40
Diluted earnings per share	$0.90	$1.06	$2.03	$2.35

During the thirteen weeks ended September 30, 2023 and September 24, 2022, securities outstanding totaling approximately 86,189 and 227,182 shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

During the twenty-six weeks ended September 30, 2023 and September 24, 2022, securities outstanding totaling approximately 87,229 and 198,107 shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of September 30, 2023, we operated 371 stores in 44 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces. Additionally, during fiscal 2023, we launched a Boot Barn app, which has become an additional sales channel for the business. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	September 24,	September 30,	September 24,
(dollars in thousands)	2023	2022	2023	2022
Consolidated Statements of Operations Data:
Net sales	$374,456	$351,545	$758,151	$717,401
Cost of goods sold	240,540	222,449	482,272	450,475
Gross profit	133,916	129,096	275,879	266,926
Selling, general and administrative expenses	95,338	84,946	191,056	170,351
Income from operations	38,578	44,150	84,823	96,575
Interest expense	463	1,362	1,486	2,087
Other (loss)/income, net	(50)	—	174	(273)
Income before income taxes	38,065	42,788	83,511	94,215
Income tax expense	10,385	10,734	21,578	22,843
Net income	$27,680	$32,054	$61,933	$71,372

Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.2%	63.3%	63.6%	62.8%
Gross profit	35.8%	36.7%	36.4%	37.2%
Selling, general and administrative expenses	25.5%	24.2%	25.2%	23.7%
Income from operations	10.3%	12.6%	11.2%	13.5%
Interest expense	0.1%	0.4%	0.2%	0.3%
Other income/(loss), net	—%	—%	—%	—%
Income before income taxes	10.2%	12.2%	11.0%	13.1%
Income tax expense	2.8%	3.1%	2.8%	3.2%
Net income	7.4%	9.1%	8.2%	9.9%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended September 30, 2023 Compared to Thirteen Weeks Ended September 24, 2022

Net sales. Net sales increased $23.0 million, or 6.5%, to $374.5 million for the thirteen weeks ended September 30, 2023 from $351.5 million for the thirteen weeks ended September 24, 2022. Consolidated same store sales decreased 4.8%. Excluding the impact of the 11.7% decrease in e-commerce same store sales, same store sales decreased by 3.8%. The increase in net sales was the result of the incremental sales from new stores opened over the past twelve months, partially offset by the decrease in consolidated same store sales.

Gross profit. Gross profit increased $4.8 million, or 3.7%, to $133.9 million for the thirteen weeks ended September 30, 2023 from $129.1 million for the thirteen weeks ended September 24, 2022. As a percentage of net sales, gross profit was 35.8% and 36.7% for the thirteen weeks ended September 30, 2023 and September 24, 2022, respectively. Gross profit increased primarily due to higher sales. The decrease in gross profit rate of 90 basis points was driven primarily by 140 basis points of deleverage in buying, occupancy and distribution center costs driven primarily by occupancy costs of 50 new stores and operating costs related to the new Kansas City distribution center, partially offset by a 50 basis-point increase in merchandise margin rate. The increase in merchandise margin rate was driven by 35 basis points of product margin expansion resulting primarily from growth in exclusive brand penetration and a 15 basis-point tailwind from lower freight expense as a percentage of net sales.

Selling, general and administrative expenses. SG&A expenses increased $10.4 million, or 12.2%, to $95.3 million for the thirteen weeks ended September 30, 2023 from $84.9 million for the thirteen weeks ended September 24, 2022. The increase in SG&A expenses as compared to the prior-year period was primarily a result of higher store payroll and store-related expenses associated with operating 50 new stores and general and administrative expenses in the current year. As a percentage of net sales, SG&A increased by 130 basis points to 25.5% for the thirteen weeks ended September 30, 2023 from 24.2% for the thirteen weeks ended September 24, 2022 primarily as a result of higher store payroll and store-related expenses.

Income from operations. Income from operations decreased $5.6 million, or 12.6%, to $38.6 million for the thirteen weeks ended September 30, 2023 from $44.2 million for the thirteen weeks ended September 24, 2022. The decrease in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 10.3% and 12.6% for the thirteen weeks ended September 30, 2023 and September 24, 2022, respectively.

Interest expense. Interest expense was $0.5 million and $1.4 million for the thirteen weeks ended September 30, 2023 and September 24, 2022, respectively. The decrease in interest expense in the current-year period was primarily the result of a lower debt balance in the current year, partially offset by a higher weighted average interest rate compared to the prior-year period.

Income tax expense. Income tax expense was $10.4 million for the thirteen weeks ended September 30, 2023, compared to $10.7 million for the thirteen weeks ended September 24, 2022. Our effective tax rate was 27.3% and 25.1% for the thirteen weeks ended September 30, 2023 and September 24, 2022, respectively. The tax rate for the thirteen weeks ended September 30, 2023 was higher than the tax rate for the thirteen weeks ended September 24, 2022, primarily due to changes to state enacted tax rates, partially offset by a higher tax benefit due to income tax accounting for share-based compensation compared to the thirteen weeks ended September 24, 2022.

Net income. Net income was $27.7 million for the thirteen weeks ended September 30, 2023 compared to $32.1 million for the thirteen weeks ended September 24, 2022. The decrease in net income was primarily attributable to the factors noted above.

Twenty-Six Weeks Ended September 30, 2023 Compared to Twenty-Six Weeks Ended September 24, 2022

Net sales. Net sales increased $40.8 million, or 5.7%, to $758.2 million for the twenty-six weeks ended September 30, 2023 from $717.4 million for the twenty-six weeks ended September 24, 2022. Consolidated same store sales decreased 3.8%. Excluding the impact of the 11.3% decrease in e-commerce same store sales, same store sales decreased by 2.8%. The increase in net sales was the result of the incremental sales from new stores opened over the past twelve months, partially offset by the decrease in consolidated same store sales.

Gross profit. Gross profit increased $9.0 million, or 3.4%, to $275.9 million for the twenty-six weeks ended September 30, 2023 from $266.9 million for the twenty-six weeks ended September 24, 2022. As a percentage of net sales, gross profit was 36.4% and 37.2% for the twenty-six weeks ended September 30, 2023 and September 24, 2022, respectively. Gross profit increased primarily due to higher sales. The decrease in gross profit rate of 80 basis points was driven primarily by 150 basis points of deleverage in buying, occupancy and distribution center costs driven primarily by occupancy costs of 50 new stores and operating costs related to the new Kansas City distribution center, partially offset by a 70 basis-point increase in merchandise margin rate. The increase in merchandise margin rate was driven by 60 basis points of product margin expansion resulting primarily from growth in exclusive brand penetration and a 10 basis-point tailwind from lower freight expense as a percentage of net sales.

Selling, general and administrative expenses. SG&A expenses increased $20.7 million, or 12.2%, to $191.1 million for the twenty-six weeks ended September 30, 2023 from $170.4 million for the twenty-six weeks ended September 24, 2022. The increase in SG&A expenses as compared to the prior-year period was primarily a result of higher store payroll and store-related expenses associated with operating 50 new stores and general and administrative expenses in the current year. As a percentage of net sales, SG&A increased by 150 basis points to 25.2% for the twenty-six weeks ended September 30, 2023 from 23.7% for the twenty-six weeks ended September 24, 2022 primarily as a result of higher store payroll, store-related expenses and general and administrative expenses.

Income from operations. Income from operations decreased $11.8 million, or 12.2%, to $84.8 million for the twenty-six weeks ended September 30, 2023 from $96.6 million for the twenty-six weeks ended September 24, 2022. The decrease in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 11.2% and 13.5% for the twenty-six weeks ended September 30, 2023 and September 24, 2022, respectively.

Interest expense. Interest expense was $1.5 million and $2.1 million for the twenty-six weeks ended September 30, 2023 and September 24, 2022, respectively. The decrease in interest expense in the current-year period was primarily the result of a lower debt balance, partially offset by a higher weighted average interest rate compared to the prior-year period.

Income tax expense. Income tax expense was $21.6 million for the twenty-six weeks ended September 30, 2023, compared to $22.8 million for the twenty-six weeks ended September 24, 2022. Our effective tax rate was 25.8% and 24.2% for the twenty-six weeks ended September 30, 2023 and September 24, 2022, respectively. The tax rate for the twenty-six weeks ended September 30, 2023 was higher than the tax rate for the twenty-six weeks ended September 24, 2022, primarily due to changes to state enacted tax rates, partially offset by a higher tax benefit due to income tax accounting for share-based compensation compared to the twenty-six weeks ended September 24, 2022.

Net income. Net income was $61.9 million for the twenty-six weeks ended September 30, 2023 compared to $71.4 million for the twenty-six weeks ended September 24, 2022. The decrease in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Selected Store Data:
Same Store Sales (decline)/growth	(4.8)%	2.3%	(3.8)%	6.1%
Stores operating at end of period	371	321	371	321
Total retail store square footage, end of period (in thousands)	4,027	3,451	4,027	3,451
Average store square footage, end of period	10,855	10,751	10,855	10,751
Average net sales per store (in thousands) (1)	$909	$966	$1,841	$1,965
(1)	Average net sales per store is calculated by dividing store net sales for the applicable period by the number of stores operating at the end of the period.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. Included in our fiscal 2024 capital expenditures are continued investments in our new distribution center in Kansas City, Missouri. We estimate that our total capital expenditures in fiscal 2024 will be between $95.0 million and $105.0 million (including the capital expenditures made during the twenty-six weeks ended September 30, 2023), which is net of estimated landlord tenant allowances of $21.0 million. We anticipate that we will use cash flows from operations to fund these expenditures.

Wells Fargo Revolver

The Company currently has a $250.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (“Wells Fargo Revolver”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million and the current maturity date is July 11, 2027.

Revolving credit loans under the Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term Secured Overnight Financing Rate (defined as “Term SOFR” for the applicable interest period plus a fixed credit spread adjustment of 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one-month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For Term SOFR loans, the applicable margin ranges from 1.00% to 1.25% and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for Term SOFR loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of September 30, 2023 were zero and $0.8 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of April 1, 2023 were $66.0 million and $0.8 million, respectively. Total interest expense incurred in the thirteen and twenty-six weeks ended September 30, 2023 on the Wells Fargo Revolver was $0.3 million and $1.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 30, 2023 was 8.2%. Total interest expense incurred in the thirteen and twenty-six weeks ended September 24, 2022 on the Wells Fargo Revolver was $1.2 million and $1.7 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 24, 2022 was 3.3%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 30, 2023, the fair value of this embedded derivative was estimated and was not significant.

As of September 30, 2023, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $38.7 million as of September 30, 2023 compared to $18.2 million as of April 1, 2023.

The following table presents summary cash flow information for the periods indicated below:

	Twenty-Six Weeks Ended
	September 30,	September 24,
(in thousands)	2023	2022
Net cash provided by/(used in):
Operating activities	$145,460	$(62,137)
Investing activities	(64,687)	(52,459)
Financing activities	(60,301)	113,608
Net increase/(decrease) in cash	$20,472	$(988)

Operating Activities

Net cash provided by operating activities was $145.5 million for the twenty-six weeks ended September 30, 2023. The significant components of cash flows provided by operating activities were net income of $61.9 million, the add-back of non-cash depreciation and intangible asset amortization expense of $22.6 million, and stock-based compensation expense of $7.8 million. Accounts payable and accrued expenses and other current liabilities increased by $20.7 million due to the timing of payments. Inventory decreased by $3.9 million as a result of a decrease in purchases.

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

Investing Activities

Net cash used in investing activities was $64.7 million for the twenty-six weeks ended September 30, 2023, which was attributable to capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $52.5 million for the twenty-six weeks ended September 24, 2022, which was attributable to capital expenditures related to store construction, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $60.3 million for the twenty-six weeks ended September 30, 2023. We paid $66.0 million on our revolving line of credit and paid $2.4 million in taxes related to the vesting of restricted stock. We also received $8.6 million from the exercise of stock options.

Net cash provided by financing activities was $113.6 million for the twenty-six weeks ended September 24, 2022. We borrowed $118.3 million on our revolving line of credit and paid $4.5 million in taxes related to the vesting of restricted stock.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of September 30, 2023, we did not have an amount outstanding under the Wells Fargo Revolver.

As of September 30, 2023, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2023 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: November 2, 2023	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)