Form 10-K
period 2024-03-30
Boot Barn Holdings, Inc.
filed 2024-05-15
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $2.062 billion. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 13, 2024 was 30,399,070.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2024 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Fiscal Year

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2024, fiscal 2023, and fiscal 2022, which represent our fiscal years ended March 30, 2024, April 1, 2023 and March 26, 2022, respectively. Fiscal 2024 was a 52-week period, fiscal 2023 was a 53-week period and fiscal 2022 was a 52-week period.

PART I

Item 1. Business.

Our Company

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. With 400 stores in 45 states as of March 30, 2024, we have more than four times as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to grow our domestic store base to 900 stores. Our stores, which are typically freestanding or located in strip centers, average 10,900 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high-quality footwear and apparel. We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our vision, “To offer everyone a piece of the American spirit – one handshake at a time.”

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

Boot Barn was founded in 1978 and, over the past 46 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

Acquisitions

The Company has historically experienced growth organically and through strategic acquisitions. No acquisitions have occurred in the past three fiscal years.

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

Strong e-commerce positioning. We offer a compelling shopping experience to our customers, including 400 brick-and-mortar stores combined with our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces, as well as the Boot Barn app. Bootbarn.com and sheplers.com offer a compelling every-day low price shopping experience catered towards a lifestyle customer with western roots and a strong work influence. Countryoutfitter.com has a curated assortment appealing to a more fashion-based country lifestyle customer. Each of our e-commerce sites has distinct brand positioning and provides a differentiated shopping experience to our customers.

Fast growing specialty retailer of western and work wear in the U.S. Our broad geographic footprint, which currently spans 45 states, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Loyal customer base. Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. Our customer loyalty program, B Rewarded, enhances our connection and relationship with our customers. Our loyalty program has grown rapidly since its inception in fiscal 2011 and as of March 30, 2024, includes approximately 8.4 million members who have purchased merchandise from us in the last three fiscal years. The majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our stores and e-commerce websites, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

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

Portfolio of exclusive brands. We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of brands exclusive to us, which include Shyanne, Cody James, Moonshine Spirit, Idyllwind, Hawx, Cody James Work, El Dorado, Cleo + Wolf, Brothers & Sons, Rank 45, Blue Ranchwear and Cody James Black 1978. Our exclusive brands are currently available in stores, on bootbarn.com, sheplers.com, countryoutfitter.com and third-party marketplaces, and offer high-quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our exclusive brands address product and price segments that we believe are underserved by third-party brands and has historically achieved better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our exclusive brands have been strong, demonstrated by their increasing penetration and sales momentum across our store base and e-commerce websites.

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

Our new store model requires an average net cash investment of approximately $1.5 million and targets an average payback period of three years. Our lean operating structure, coupled with our strong supplier relationships, has allowed us to grow with minimal supply chain investments as a portion of our products ship directly from our suppliers to our stores. We believe that our proven retail model and attractive unit economics support our ability to grow our store footprint in both new and existing markets across the U.S.

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

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Continuing omni-channel leadership. Our growing national footprint, social media following and broader marketing efforts drive traffic to our stores and e-commerce websites. We operate our e-commerce websites and app as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e-commerce websites, which reached more than 86 million total visits in fiscal 2024 compared to more than 91 million total visits in fiscal 2023, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access additional boots, apparel and other items from our e-commerce distribution center inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, same day delivery and in-store fulfillment of online purchases. We have also made investments in our e-commerce infrastructure, including adding automation to our distribution centers to support expanding e-commerce growth. Our e-commerce sales as a portion of total consolidated net sales were 11.0% and 12.8% in fiscal 2024 and fiscal 2023, respectively.

Driving same store sales growth. We believe that we can grow our same store sales by increasing our brand awareness, driving additional traffic to our stores, e-commerce websites and app, and increasing the amount of merchandise purchased by customers while visiting both our stores and e-commerce channels. Our management team has several initiatives in place to accelerate growth, enhance our store associates’ selling skills, drive store-level productivity and increase customer engagement through our loyalty program.

Building our exclusive brand portfolio. We believe we can achieve gross margin enhancement by increasing the penetration of our exclusive brand sales. As of March 30, 2024, our exclusive brands include Shyanne, Cody James, Moonshine Spirit, Idyllwind, Hawx, Cody James Work, El Dorado, Cleo + Wolf, Brothers & Sons, Rank 45 Blue Ranchwear and Cody James Black 1978, and are sold in our stores, on our e-commerce websites and app, and on third-party marketplaces. Each of our exclusive brands, which address product and price segments that we believe are underserved by third-party brands, offers high quality exclusive products to our customers and has historically achieved better merchandise margins than the third-party brands that we carry.

Expanding our store base. Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2024, we opened 55 new stores with no acquisitions. We typically rebrand acquired stores within twelve months from the date of acquisition. Based on an extensive analysis, we believe that we have the potential to grow our domestic store base of 400 stores as of March 30, 2024 to approximately 900 stores over time. Over the long-term we plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made investments in personnel, information technology, distribution center infrastructure and e-commerce platforms to support the expansion of our operations.

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

Our Market Opportunity

We participate in the large, growing and highly fragmented western, country lifestyle and work wear markets of the broader apparel and footwear industry. We offer a variety of boots, apparel and accessories that are basics or necessities for our customers’ daily lives. Many of our customers are employed in the agriculture, oil and gas, manufacturing and construction industries, and are often country and western enthusiasts. We believe that growth in the western and country lifestyle markets will continue to be driven by the growth of western events, such as rodeos, the popularity of country music, growth in casual wear, affinity for outdoor activities, and the continued strength and endurance of the western lifestyle. We believe that growth in the work wear market will continue to be driven by increasing activity in construction and manufacturing. Additionally, government regulations for workplace safety have driven and, we believe, will continue to drive sales in specific categories, such as safety-toe boots and flame-resistant and high-visibility clothing for various industrial and outdoor occupations.

Our Sales Channels

During fiscal 2024, we continued to enhance our omni-channel capabilities. Our current omni-channel presence consists of both brick-and-mortar stores as well as an e-commerce platform, consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces as well as the Boot Barn app.

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

Our stores are generally located in or near high visibility, power and large neighborhood shopping centers with trade areas of five or more miles. Our stores average 10,900 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our stores are designed and managed to drive profitability and, we believe, create a compelling customer shopping experience.

During fiscal 2024, we opened 55 new stores. As of March 30, 2024, our retail footprint included 400 stores in 45 states across the U.S. All stores operate under the Boot Barn name.

The following table shows the number of stores in each of the 45 states in which we operated as of March 30, 2024.

Number of
State	stores
Alabama	4
Arizona	17
Arkansas	3
California	69
Colorado	16
Connecticut	1
Delaware	2
Florida	10
Georgia	5
Idaho	4
Illinois	5
Indiana	7
Iowa	6
Kansas	5
Kentucky	4
Louisiana	7
Massachusetts	2
Maryland	1
Michigan	4
Minnesota	5
Mississippi	1
Missouri	5
Montana	4
Nebraska	2
Nevada	12
New Hampshire	1
New Jersey	3
New Mexico	7
New York	5
North Carolina	11
North Dakota	6
Ohio	8
Oklahoma	10
Oregon	5
Pennsylvania	10
South Carolina	5
South Dakota	2
Tennessee	12
Texas	81
Utah	5
Virginia	7
Washington	7
West Virginia	2
Wisconsin	3
Wyoming	9
Total	400

E-commerce

Our e-commerce websites are an integral part of our brand and allow us to further build awareness in our current markets and reach customers not served by our current geographic footprint. During fiscal 2024, we had more than 86 million total visits to our websites and we sold merchandise to customers in all 50 states. Approximately 3.0% of our total e-commerce revenue for fiscal 2024 was generated from customers outside of the United States. Such foreign-source revenue constituted approximately 0.4% of our overall net sales in fiscal 2024.

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

Store expansion opportunities and site selection

We have substantial experience in opening stores in new and existing geographic markets. During the last three fiscal years, we have successfully added, on a net basis, 127 new stores through organic growth. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co-tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high-traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high-density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

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

Over the past several years, we have invested in construction and real estate resources, information technology and distribution center infrastructure to support the expansion of our operations. In addition, we have developed a model for new stores that assumes a leased 10,000 to 15,000 square foot space, requires an average net cash investment of approximately $1.5 million and targets an average payback period of three years. We believe that under this model we can grow our store base by at least 10% annually over the next several years without substantially modifying our current resources and infrastructure.

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

Merchandising

Strategy

We seek to establish our stores as a one-stop destination for western and work-related footwear, apparel and accessories. Our merchandising strategy is to offer a core assortment of products, brands and styles by store, department and price point. We augment and tailor this assortment by region to cater to local preferences such as toe profiles for western boots, styling for western apparel, and functions and features for work apparel and work boots depending on climate and the local industries served. In addition, we actively maintain a balance between third-party brands and our own brands that, we believe, offer our customers a compelling mix between selection, product and value.

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles tend to be items that carry over from year to year with only minor updates. In fiscal 2024, fiscal 2023 and fiscal 2022 we generated approximately 31%, 31% and 33% of our net sales during our third fiscal quarter, respectively.

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

Our products

During fiscal 2024, our products contributed to overall sales in the following manner:

●	Gender—Men’s merchandise accounted for approximately 60% of our sales with the balance being ladies, kids and unisex merchandise.
●	Styling—Western styles comprised approximately 70% of our sales, with work-related and other styles making up the balance.
●	Product category—Boots accounted for 47% of our sales, with apparel comprising an additional 36% and the balance consisting of hats, gifts, accessories and home merchandise.

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

Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high-quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, under the brand name Moonshine Spirit, that reflect his lifestyle and personality. In fiscal 2019 we entered into a new partnership with country music artist Miranda Lambert, to develop a lifestyle brand, Idyllwind, inspired by her music and creative talents, which includes boots, apparel and accessories. In fiscal 2020 we developed two additional exclusive brands, Hawx and Cody James Work. These brands offer high quality work wear and work boots to our customers. We created these brands to address segments that we believe are underserved by third-party brands. In fiscal 2022 we developed four new exclusive brands, Cleo + Wolf, Brothers & Sons, Rank 45 and Blue Ranchwear. These brands expand our exclusive merchandise assortment to our country customer. In fiscal 2024 we developed one new exclusive brand, Cody James Black 1978. We created this brand to offer premium products to our customers. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third-party brands. In fiscal 2024, sales from our exclusive brand products accounted for approximately 37.7% of our consolidated sales. These exclusive brands differentiate us from our competitors and have historically produced higher incremental merchandise margins than the third-party brands that we carry.

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

Direct mail—We conduct several direct mail campaigns, and during fiscal 2024, we sent out approximately 10.4 million mailers, ranging in size from postcards to catalogs of approximately 50 pages.

E-mail—We e-mail our e-commerce customers and members of our B Rewarded loyalty program as part of our cross-channel effort to drive traffic to our stores and websites. We sent more than two billion e-mails in fiscal 2024.

Social media—We also have a marketing strategy that has produced a fast-growing social media presence, as evidenced by our strong following on Facebook and Instagram. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each.

Strategic Partnerships— We have strategic partnerships with professional sports teams and athletes, country music artists, and NASCAR teams. We enter these partnerships to broaden our brand awareness and reach new customers.

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

Distribution

Our suppliers ship a portion of our in-store merchandise directly to our stores and a portion of our e-commerce merchandise to our e-commerce customers. The remaining units are shipped from one of our distribution centers, which are located in Fontana, California, Kansas City, Missouri, and Wichita, Kansas. Our distribution centers in California and Missouri primarily distribute our exclusive brand and volume discount purchases to our stores, and supplies inventory for sponsored events and new store openings. Our Wichita, Kansas distribution center fulfills our e-commerce orders. In accordance with our automated replenishment programs, third-party suppliers typically deliver merchandise to our stores daily, ensuring in-stock merchandise availability and a steady flow of new inventory for our customers.

Competition

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales presence, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. We also compete with farm supply stores and, to a lesser degree, mass merchants, some of which are significantly larger than us, but most of which realize only a small percentage of their total revenues from the sale of western and work wear. We have more than four times as many stores as our nearest direct competitor that sells primarily western and work wear and we believe that our nationally recognized lifestyle brand, economies of scale, breadth and depth of inventory across a variety of categories, strong in-stock position, portfolio of authentic exclusive brands, enhanced supplier partnerships, exclusive offerings and ability to recruit and retain high quality store associates favorably differentiate us from our competitors.

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

Our employees

As of March 30, 2024, we employed approximately 3,100 full-time and 8,200 part-time employees, of which approximately 1,000 were employed at our Store Support Center and distribution centers and approximately 10,300 were employed at our stores. The number of employees, especially part-time employees, fluctuates depending upon our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We have never experienced a strike or significant work stoppage.

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

Risks Related to our Business

●	Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence, local economic conditions in our markets or changes in consumer preferences.
●	Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in markets where we have newly acquired stores and in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.
●	Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including supply chain disruptions and geopolitical conditions such as the ongoing conflict between Russia and Ukraine.
●	We face intense competition in our industry and we may be unable to compete effectively.
●	Our failure to adapt to new challenges that arise when expanding into new geographic markets could adversely affect our ability to profitably operate those stores and maintain our brand image.
●	Our continued growth depends upon successfully opening new stores as well as integrating any acquired stores, and our failure to successfully open new stores or integrate acquired stores could negatively affect our business and stock price.
●	Any significant change in our distribution model could initially have an adverse impact on our cash flows and results of operations.
●	As we expand our business, we may be unable to generate significant amounts of cash from operations.
●	If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.
●	Our efforts to improve and expand our exclusive product offerings may be unsuccessful, and implementing these efforts may divert our operational, managerial, financial and administrative resources, which could harm our competitive position and reduce our revenue and profitability.
●	A rise in the cost of fabric, raw materials, labor or transportation due to inflation or otherwise could increase our cost of merchandise and cause our results of operations and margins to decline.
●	We purchase merchandise based on sales projections and our purchase of too much or too little inventory may adversely affect our overall profitability.
●	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
●	If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.
●	We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.
●	Higher wage and benefit costs could adversely affect our business.
●	If we cannot attract, train and retain qualified employees, our business could be adversely affected.
●	If we lose key management personnel, our operations could be negatively impacted.
●	Another widespread health epidemic could materially impact our business.
●	The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.
●	We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our products and adversely affect our operating results.
●	The adoption of new tax legislation could affect our financial performance.
●	We are required to make significant lease payments for our stores, Store Support Center and distribution centers, which may strain our cash flow.

●	We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.
●	Any inability to balance our exclusive brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.
●	Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.
●	If our suppliers and manufacturers fail to use acceptable labor or other practices, our reputation may be harmed, which could negatively impact our business.
●	Our e-commerce businesses subject us to numerous risks that could have an adverse effect on our results of operations.
●	The debt outstanding under our revolving credit facility has a variable rate of interest that may increase our cost of borrowing in the future.
●	Our revolving credit facility contains restrictions and limitations that could significantly impact our ability to operate our business.
●	Our leverage may reduce our cash flow available to grow our business.
●	New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.
●	Our sales can significantly fluctuate based upon shopping seasons, which may cause our results of operations to fluctuate disproportionately on a quarterly basis.
●	We buy and stock merchandise based upon seasonal weather patterns and therefore unseasonable or extreme weather could negatively impact our sales, financial condition and results of operations.
●	Litigation costs and the outcome of litigation could have a material adverse effect on our business.
●	Our failure to maintain adequate internal controls over our financial and management systems may cause errors in our financial reporting. These errors may cause a loss of investor confidence and result in a decline in the price of our common stock.
●	If we fail to obtain and retain high-visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the celebrities that we partner with is impaired, our business may suffer.
●	We may be subject to liability if we, or our suppliers, infringe upon the intellectual property rights of third parties.
●	If we are unable to protect our intellectual property rights, our financial results may be negatively impacted.
●	Union attempts to organize our employees could negatively affect our business.
●	Issues with merchandise safety could damage our reputation, sales and financial results.
●	Violations of or changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.
●	We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to our management.
●	Terrorism or civil unrest could negatively affect our business.
●	If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Risks Related To Ownership of Our Common Stock

●	The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.
●	Anti-takeover provisions in our corporate organizational documents and current credit facility and under Delaware law may delay, deter or prevent a takeover of us and the replacement or removal of our management, even if such a change of control would benefit our stockholders.
●	If securities or industry analysts do not publish research and reports or publish inaccurate or unfavorable research and reports about our business, the price and trading volume of our common stock could decline.
●	We do not currently intend to pay cash dividends on our common stock, which may make our common stock less desirable to investors and decrease its value.
●	Shareholder activism could adversely impact our business.

Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report, including our consolidated financial statements and the related notes included elsewhere in this annual report. If any of the following risks were realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence, local economic conditions in our markets or changes in consumer preferences.

We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, interest and tax rates, continued inflation, employment levels, salary and wage levels, the availability of consumer credit, the level of housing, energy and food costs, general business conditions and other challenges affecting the global economy. These risks may be exacerbated for retailers like us who focus on specialty footwear, apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in California, Texas and other states where we have a significant number of stores. Many of our stores operate in geographic areas where the local economies depend to a significant degree on oil and other commodity extraction, and many of our customers are employed in these industries. Our financial performance is accordingly susceptible to economic and other conditions relating to output and employment in these areas. Our financial performance also is impacted by conditions in the construction sector, domestic manufacturing and the transportation and warehouse sectors, the growth of which we believe is an important driver of our work wear business. In addition, our financial performance may be negatively affected if the popularity of the western and country lifestyle subsides, or if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1A. Risk Factors, including those risks associated with increased competition, decreases in store traffic, brand reputation, the interruption of the production and flow of merchandise, the ability to achieve our growth strategies, and the ability to improve and expand our exclusive product offering. These risks could be exacerbated individually or collectively.

Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

We believe that our brand image and brand awareness have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. Our ability to successfully integrate newly opened stores into their surrounding communities, to expand into new markets and to maintain the strength and distinctiveness of our brand image in our existing markets will be adversely impacted if we fail to connect with our target customers. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations or if we experience negative publicity or other negative events that affect our image and reputation. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers. Failure to successfully market and maintain our brand image in new and existing markets could harm our business, results of operations and financial condition.

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

The countries, specifically Mexico and China, in which our merchandise currently is manufactured or may be manufactured in the future could become subject to trade restrictions imposed by the United States, including increased tariffs or quotas, embargoes and customs restrictions, which could increase the cost or reduce the supply of products available to us and have a material adverse effect on our business, financial condition and results of operations. Any tariffs on imports from foreign countries, as well as changes in tax and trade policies such as a border adjustment tax or disallowance of certain tax deductions for imported merchandise could materially increase our manufacturing costs, the costs of our imported merchandise or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Any tariffs by China or other foreign countries on imports of our products could also adversely affect our international e-commerce sales. Any increase in our manufacturing costs, the cost of our merchandise or limitation on the amount of merchandise we are able to purchase, or any decrease in our international e-commerce sales, could have a material adverse effect on our financial condition and results of operations.

Additionally, public health issues, such as a resurgence of COVID-19 or another pandemic, affecting China, Mexico or another foreign country from which a large portion of our third-party and exclusive brand merchandise is purchased and imported, may result in the temporary closure of our suppliers’ facilities or shipping ports, resulting in product delivery delays. These travel restrictions, factory closures and production and logistical constraints may result in, among other things, delayed shipments and increased shipping costs. These impacts on our supply chain could have a material adverse effect on our financial condition and results of operations.

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

Our continued growth depends upon successfully opening new stores, and our failure to successfully open new stores could negatively affect our business and stock price.

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
●avoiding construction delays and cost overruns, and managing supply chain challenges, in connection with the build out of new stores;
●avoiding other costs in opening new stores, such as rebranding acquired locations and environmental liabilities;
●managing and expanding our infrastructure to accommodate growth; and
●integrating the new stores with our existing buying, distribution and other support operations.

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened 55 stores in fiscal 2024, 45 stores in fiscal 2023, and 28 stores in fiscal

2022. We plan to continue to open new stores in the coming years; however, there can be no assurance that we will open new stores in fiscal 2025 or thereafter, or that any such stores will be profitable. The expansion of our store base will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. In addition, we plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

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

Our suppliers ship a portion of our in-store merchandise directly to our stores and a portion of our e-commerce merchandise to our e-commerce customers. In the future, as part of our long-term strategic planning, we may change our distribution model to increase the amount of merchandise that we self-distribute through a centralized distribution center or centers. Changing our distribution model to increase distributions from a centralized distribution center or centers to our stores and customers would initially involve significant capital expenditures, which could increase our borrowings and interest expense or temporarily reduce the rate at which we open new stores. In addition, if we are unable to successfully integrate a new distribution model into our operations in a timely manner, our supply chain could experience significant disruptions, which could reduce our sales and adversely impact our results of operations.

As we expand our business, we may be unable to generate significant amounts of cash from operations.

As we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, purchase inventory, pay personnel, and, if necessary, further invest in our infrastructure and facilities. We primarily rely on cash flow generated from existing stores and our e-commerce businesses, as well as debt financing, to fund our current operations and our growth. It typically takes several months and a significant amount of cash to open a new store. For example, our new store model requires an average net cash investment of approximately $1.5 million. If we continue to open a large number of stores relatively close in time, the cost of these store openings and the cost of continuing operations could reduce our cash position. An increase in our net cash outflow for new stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.

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

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our exclusive brand products. During fiscal 2024, merchandise purchased from our top three suppliers accounted for approximately 24% of our consolidated sales. We operate on a purchase order basis for our exclusive brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us, including as a result of inflationary impacts (which has been experienced over the last twenty-four months and is continuing). If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

Our efforts to continue to improve and expand our exclusive product offerings may be unsuccessful, and implementing these efforts may divert our operational, managerial, financial and administrative resources, which could harm our competitive position and reduce our revenue and profitability.

We seek to continue to grow our business by improving and expanding our exclusive product offerings, which includes introducing new brands and growing and expanding our existing brands. The principal risks to our ability to successfully improve and expand our product offering are that:

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

Increases in the price, and fluctuations in the availability and quality of fabrics and raw materials, such as cotton and leather, that our suppliers use to manufacture our products, as well as the cost of labor and transportation, due to inflation or otherwise, could have adverse impacts on our cost of merchandise and our ability to meet our customers’ demands. In particular, because key components of our products are cotton and leather, any increases in the cost of cotton or leather may significantly affect the cost of our products and could have an adverse impact on our cost of merchandise. Inflation, which has been experienced over the last twenty-four months and is continuing, may cause or exacerbate these impacts. Additionally, due to competitive labor conditions, we have experienced increases in the cost of labor, which may continue into the future. We may be unable to pass all or any of these higher costs on to our customers, which could have a material adverse effect on our profitability.

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

We accept payments using a variety of methods, including cash, checks, credit and debit cards, including our private-label credit card, gift cards, and various other online payment methods, including pay-over-time options. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly.

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

Increased labor costs brough about by changes in federal or state minimum wage laws, other laws or regulations relating to employee benefits or prevailing market conditions, including highly competitive labor markets, could cause us to incur additional wage and benefit costs. Increased labor costs brought about by these factors would increase our expenses and have an adverse impact on our profitability, or could negatively impact the quality of our workforce if we fail to increase our wages competitively.

If we cannot attract, train and retain qualified employees, our business could be adversely affected.

Our success depends upon the quality of the employees we hire. We seek to recruit people who are welcoming, friendly and service-oriented, and who often live the western lifestyle or have a genuine affinity for it. Employees in many positions must have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is typically high and finding qualified candidates to fill positions may be difficult particularly in the current highly competitive labor markets. Our planned growth will require us to hire and train even more personnel. If we cannot attract, train and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary and seasonal personnel to staff our distribution centers. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively impact our operations.

If we lose key management personnel, our operations could be negatively impacted.

We depend upon the leadership and experience of our executive management team. If we are unable to retain existing management personnel who are critical to our success, or effectively transition their responsibilities to other personnel, it could result in harm to our supplier and employee relationships, the loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of any of our key management personnel could have a material adverse effect on our business and prospects, and could be viewed negatively by investors and analysts, which could cause the price of our common stock to decline. We may be unable to find qualified individuals to replace key management personnel on a timely basis, or effectively transition their responsibilities to others, without incurring increased costs or at all. We do not maintain key person life insurance covering any employee. If we lose the services of any of our key management personnel or we are unable to attract additional qualified personnel, we may be unable to successfully manage our business.

Another widespread health epidemic could materially impact our business.

As evidenced by the COVID-19 pandemic, our business could be severely impacted by other widespread regional, national, or global health epidemics. Such events may cause customers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. Additionally, these occurrences could adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

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

In addition, of the 400 stores that we operated as of March 30, 2024, 167 of these stores were located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns or natural disasters in those states where our stores are located. For example, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by an economic downturn affecting the oil, gas, and commodities industries. Any similar events in states where our stores are concentrated could have a material adverse effect on our financial condition and results of operations.

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

We do not own any real estate. Instead, we lease all of our retail store locations as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2024, our total lease expense was $103.4 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under some of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Of the store leases that will reach their termination date during fiscal 2025, thirteen of those leases do not contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

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

In fiscal 2024, sales from our exclusive brand products accounted for approximately 37.7% of our consolidated sales. As of March 30, 2024, three of our five top selling brands were exclusive brands. Our exclusive brand merchandise has historically had a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our exclusive brands in the future. However, carrying our exclusive brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.

Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of our employees and third parties, including our customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, as well as debit and credit card information. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action, or result in customers discontinuing the use of debit or credit cards in our stores or e-commerce websites, or customers not shopping in our stores or on our e-commerce websites altogether. While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover all losses related to any future incidents involving our data or systems. These consequences could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks and defects in software and hardware and to address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in various states in which we operate, including for example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires certain companies to satisfy certain requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of California residents whose data is stored to know specifically what data types each company has collected on them and, if they so choose, the right to demand that such companies delete their data. Failure to comply with the CCPA requirements could result in civil penalties. The CCPA also provides a private right of action that allows consumers to seek, either individually or as a class, statutory or actual damages and injunctive and other relief, if their sensitive personal information is subject to unauthorized access and exfiltration, theft or disclosure as a result of a business's failure to implement and maintain required reasonable security procedures. New legislation or regulation such as the CCPA, including any potential comprehensive federal privacy legislation, as well as any associated inquiries or investigations or any other government actions, could be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

The debt outstanding under our revolving credit facility has a variable rate of interest that may increase our cost of borrowing in the future.

We maintain a senior secured asset-backed revolving credit facility for which Wells Fargo, National Association, is agent (the “Wells Fargo Revolver”), and the debt outstanding thereunder bears interest at a variable rate of interest, and we may also incur additional debt in the future which rely on variable interest rates. Increases in these variable rates have occurred and may continue in the future, which increases our interest costs, which would likely reduce our cash flows.

Further, as a result of the discontinuation of the London Interbank Offered Rate, or LIBOR, beginning in 2021, our variable rate debt is currently indexed to the Secured Overnight Financing Rate, or SOFR. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements, backed by Treasury securities. Changes in SOFR can be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time. As a result, the amount of interest we may pay on indebtedness is difficult to predict.

Our revolving credit facility contains restrictions and limitations that could significantly impact our ability to operate our business.

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

As of March 30, 2024, we did not have any outstanding indebtedness under the Wells Fargo Revolver. We may incur debt in the future under the Wells Fargo Revolver. Our obligation to pay interest under the Wells Fargo Revolver will reduce our available cash flow, limiting our flexibility to respond to changing business and economic conditions and increasing any additional borrowing costs.

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

We have a significant amount of goodwill and indefinite-lived intangible assets. Our goodwill balance as of March 30, 2024 was $197.5 million. Our intangible asset balance as of March 30, 2024 was $58.7 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist, such as significant negative industry or general economic trends. Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. An impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.

The market for specialty retail stocks can be highly volatile. Since our IPO in October 2014 through May 2024, our common stock has traded as high as $134.50 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	variations in our quarterly or annual financial results and operating performance and the performance of our competitors;
●	publication of research reports or recommendations by securities or industry analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;
●	our failure or our competitors’ failure to meet analysts’ projections or guidance;
●	downgrades by any securities analysts who follow our common stock;
●	our levels of same store sales;
●	sales or anticipated sales of large blocks of our common stock;
●	changes to our management team;
●	regulatory developments negatively affecting our industry;
●	changes in stock market valuations of our competitors;
●	the development and sustainability of an active trading market for our common stock;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	the performance and successful integration of any new stores that we open or acquire;
●	actions by competitors;
●	announcements by us or our competitors of new product offerings or significant acquisitions;

●	short selling of our common stock by investors;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;
●	fluctuations in the stock markets generally and in the market for shares in the retail sector particularly; and
●	changes in general market and economic conditions, including as a result of other geopolitical conditions, such as the ongoing conflict between Russia and the Ukraine.

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

Although we regularly evaluate our capital structure and opportunities to create value for our shareholders, we currently intend to retain all of our available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations and liquidity, legal requirements and restrictions that may be imposed by the terms of our current credit facility and in any future financing instruments. Therefore, you may only receive a return on your investment in our common stock if the market price increases above the price at which you purchased it, which may never occur.

Our business could be impacted as a result of actions by activist stockholders or others.

We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions, which may include private engagement, publicity campaigns, proxy contests, efforts to force transactions not supported by our board, and litigation, could be costly and time-consuming, may not align with our strategic plan and could divert the time and attention of our board and management from our business. Perceived uncertainties as to our future direction as a result of stockholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our stock price, relationships with vendors, customers, prospective and current team members and others.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe cybersecurity is of critical importance to our success. We are susceptible to a number of significant and persistent cybersecurity threats, including those common to most industries as well as those we face as a retailer, operating in an industry characterized by a high volume of customer transactions and collection of sensitive data. These threats, which are constantly evolving, include data breaches, ransomware, and phishing attacks. We, and our vendors and suppliers, regularly face attempts by malicious actors to breach our security and compromise our information technology systems, and a cybersecurity incident impacting us or any vendor or supplier could significantly disrupt our operations and result in damage to our reputation, costly litigation and/or government enforcement action. Accordingly, we are committed to maintaining robust cybersecurity and data protection and continuously evaluate the impact of cybersecurity threats, considering both immediate and potential long-term effects of these threats on our business strategy, operations, and financial condition.

The Audit Committee, under oversight of the Board of Directors, has responsibility for oversight of risks from cybersecurity threats, and the assessment and management of cybersecurity risks is the responsibility of the Information Security (“INFOSEC”) team. The INFOSEC team is managed by the Vice President, Information Technology, who reports to our Chief Executive Officer. Our current Vice President, Information Technology and other members of our INFOSEC team collectively have more than 60 years of experience in information technology and extensive education and industry experience managing cybersecurity risks, developing and implementing cybersecurity policies, and responding to cybersecurity incidents.

Under the oversight of the Audit Committee, our management and the INFOSEC team have established comprehensive processes for identifying, assessing and managing material risks from cybersecurity threats, and these processes are integrated into our overall enterprise risk management program. Our approach is proactive and adaptive, featuring regular security assessments, third-party audits, team member training, and continuous improvement of our cybersecurity infrastructure. We work to align our practices with industry best practices and regulatory standards. We continually evaluate our information technology systems to identify new and monitor existing cybersecurity risks based on observed activity on the systems. We evaluate the nature and severity of identified risks, and whether changes to the system are necessary. We perform annual cybersecurity training for all employees with access to our systems and conduct regular test phishing campaigns. We engage a third-party to assist in monitoring, preventing and detecting potential cybersecurity vulnerabilities and incidents, including performing scans of our information technology systems and penetration testing. We use the results of the various tests to inform our response plan, update our systems, and train employees.

Upon the identification of a cybersecurity incident, the Incident Response Team (IRT) initiates our Security Incident Response Policy. This includes determining the scope and risk level of the incident, the incident response, and the steps necessary to reduce the likelihood of reoccurrence. Depending on the severity of the incident, the IRT communicates with the appropriate stakeholders, which may include the Audit Committee. In addition, a summary of cybersecurity incidents, results of testing, corporate security training and planned enhancements are reported to the Audit Committee at least quarterly by the Vice President, Information Technology.

Our third-party vendors and service providers also play a role in our cybersecurity. These third parties are integral to our operations but pose cybersecurity challenges due to their access to our data and our reliance for various aspects of our operations, including our supply chain. We have developed a third-party vendor risk management program to assess and manage the risks associated with third-party partnerships, particularly in data security and cybersecurity. We conduct due diligence before onboarding new vendors and maintain ongoing evaluations to ensure compliance with our security standards.

As of the date of this report, no cybersecurity incidents have had, either individually or in the aggregate, nor are we aware of any cybersecurity risks that are reasonably likely to have, a material adverse impact our business strategy, results of operations, or financial condition. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For additional discussion of the risks we face from cybersecurity threats, see risk factor titled “Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.” in Item 1A. “Risk Factors.”

Item 2. Properties

Our Store Support Center, e-commerce operations and distribution centers are located in California, Kansas, and Missouri. As of March 30, 2024, our Store Support Center is located in Irvine, California, where we currently occupy an 84,580 square foot building. The existing lease will expire January 31, 2025, and does not contain an option to renew beyond the current lease term.

We have entered into lease agreements to lease a 116,261 square foot building in Irvine, California. We will be relocating our Store Support Center during fiscal 2025.

In Fontana, California, we lease a 398,471 square foot distribution center that holds inventory to support our exclusive brand initiatives, bulk purchasing programs, event sales, new store openings, and our e-commerce business. Our existing lease expires May 31, 2026, and contains one option to renew, for an additional period of five years.

In Wichita, Kansas, we lease a 133,428 square foot distribution center to support our e-commerce business and 30,000 square feet of office space. This lease expires August 31, 2035 and contains four additional options to renew, each for a period of five years. We also lease an additional freestanding building in Wichita, Kansas, totaling 21,275 square feet. The building is being used as office and distribution center space to support our e-commerce business. The lease expires September 30, 2025 and does not contain an option to renew, but we are seeking an additional two year extension.

In Kansas City, Missouri, we lease a 459,680 square foot distribution center that holds inventory to support our exclusive brand initiatives, bulk purchasing programs, and our e-commerce business. Our lease expires November 30, 2032 and contains two options to renew, each for an additional five years.

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Of the store leases that will reach their termination date during fiscal 2025, thirteen of those leases do not contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. As of May 13, 2024, we had 4 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Since our common stock began trading, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future. The agreements governing our indebtedness contain restrictions on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended March 30, 2024 (the “2024 Proxy Statement”).

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between March 30, 2019 and March 30, 2024 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc.; DBI, Inc. (formerly DSW, Inc.); Foot Locker, Inc.; Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. This graph assumes an initial investment of $100 on March 30, 2019 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on March 30, 2019 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

March 2018 - April 2023

$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
3/30/2019
3/28/2020
3/27/2021
3/26/2022
4/1/2023
3/30/2024
Boot Barn Holdings, Inc.
NYSE Composite—Total Return
Peer Group

	March 30,	March 28,	March 27,	March 26,	April 1,	March 30,
	2019	2020	2021	2022	2023	2024
Boot Barn Holdings, Inc.	$ 100.00	$ 45.41	$ 215.01	$ 327.89	$ 260.33	$ 323.20
NYSE Composite—Total Return	$ 100.00	$ 82.31	$ 129.68	$ 141.84	$ 133.21	$ 161.69
Peer Group	$ 100.00	$ 71.71	$ 161.11	$ 211.80	$ 220.59	$ 259.08

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

We have omitted discussion of our fiscal 2023 results where it would be redundant of information previously disclosed. For a comparison of our fiscal 2023 versus fiscal 2022 results, please see the discussion previously included in Part II, Item 7 of our fiscal 2023 Annual Report on Form 10-K filed with the SEC on May 18, 2023.

Overview

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. As of March 30, 2024, we operated 400 stores in 45 states, as well as an e-commerce channel, consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers, and as a result, many of our customers make purchases in both the western and work wear sections of our stores. We target a broad and growing demographic, ranging from passionate western and country enthusiasts, to workers seeking dependable, high-quality footwear and clothing. Our broad geographic footprint, which comprises more than four times as many stores as our nearest direct competitor that sells primarily western and work wear, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Growth Strategies and Outlook

Over the long-term we plan to continue to expand our business, increase our sales growth and profitability and enhance our competitive position by executing the following strategies:

●	continuing omni-channel leadership;
●	driving same store sales growth;
●	building our exclusive brand portfolio; and
●	expanding our store base

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, selling, general and administrative (“SG&A”) expenses, and operating income.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. In fiscal 2024, fiscal 2023 and fiscal 2022 we generated approximately 31%, 31% and 33% of our net sales during our third fiscal quarter, respectively. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

Same store sales

The term “same store sales” generally refers to net sales from stores that have been open at least 13 full fiscal months (“comparable stores”) as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

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

Opening new stores is an important part of our growth strategy. We opened 55, 45, and 28 stores in fiscal 2024, 2023 and 2022, respectively. We also closed one store in fiscal 2022 (and none in fiscal 2024 or 2023). Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

Fiscal Year

We operate on a fiscal calendar which results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Fiscal 2024 was a 52-week period, fiscal 2023 was a 53-week period and fiscal 2022 was a 52-week period. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2024, fiscal 2023, and fiscal 2022, which represent our fiscal years ended March 30, 2024, April 1, 2023 and March 26, 2022. Fiscal 2024 was a 52-week period, fiscal 2023 was a 53-week period and fiscal 2022 was a 52-week period.

	Fiscal Year Ended
	March 30,	April 1,	March 26,
(dollars in thousands)	2024	2023	2022
Consolidated Statements of Operations Data:
Net sales	$1,667,009	$1,657,615	$1,488,256
Cost of goods sold	1,052,585	1,047,043	913,183
Gross profit	614,424	610,572	575,073
Selling, general and administrative expenses	416,210	378,785	316,735
Income from operations	198,214	231,787	258,338
Interest expense	2,238	5,880	5,780
Other (loss)/income, net	1,396	(29)	35
Income before income taxes	197,372	225,878	252,593
Income tax expense	50,376	55,325	60,143
Net income	$146,996	$170,553	$192,450

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.1%	63.2%	61.4%
Gross profit	36.9%	36.8%	38.6%
Selling, general and administrative expenses	25.0%	22.9%	21.3%
Income from operations	11.9%	14.0%	17.4%
Interest expense	0.1%	0.4%	0.4%
Other (loss)/income, net	0.1%	—%	—%
Income before income taxes	11.8%	13.6%	17.0%
Income tax expense	3.0%	3.3%	4.0%
Net income	8.8%	10.3%	12.9%
(1)	Percentages may not total 100% due to rounding.

Fiscal 2024 compared to Fiscal 2023

Net sales. Net sales in fiscal 2024 increased by $9.4 million, or 0.6%, to $1.667 billion compared to $1.658 billion in fiscal 2023. Consolidated same store sales decreased 6.2%. Excluding the impact of the 10.6% decrease in e-commerce same store sales, same store sales decreased by 5.6%. Net sales increased primarily due to the incremental sales from new stores opened over the past twelve months partially offset by the decrease in consolidated same store sales and sales from the 53rd week in the prior year.

Gross profit. Gross profit increased by $3.8 million, or 0.6%, to $614.4 million in fiscal 2024 from $610.6 million in fiscal 2023. As a percentage of net sales, gross profit was 36.9% and 36.8% for fiscal 2024 and fiscal 2023, respectively. Gross profit increased primarily due to merchandise margin expansion and sales growth. As a percentage of net sales, gross profit rate was approximately flat driven primarily by a 160 basis-point increase in merchandise margin rate offset by 160 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was driven primarily by a 120 basis-point improvement in freight expense as a percentage of net sales and 40 basis points of product margin expansion resulting primarily from growth in exclusive brand penetration and buying economies of scale. The deleverage in buying, occupancy and distribution center costs was driven primarily by the higher occupancy costs of new stores, depreciation expense related to the opening of the new Kansas City distribution center and the impact of a 52-week year when compared to a 53-week year last year.

Selling, general and administrative expenses. SG&A expenses increased by $37.4 million, or 9.9%, to $416.2 million in fiscal 2024 from $378.8 million in fiscal 2023. As a percentage of net sales, SG&A expenses were 25.0% for fiscal 2024 compared to 22.9% for fiscal 2023. SG&A expenses increased primarily as a result of higher general and administrative expenses, store payroll associated with operating 55 new stores and other operating expenses in the current year. SG&A expenses as a percentage of net sales increased by approximately 210 basis points primarily as a result of higher general and administrative expenses and store payroll costs.

Income from operations. Income from operations decreased by $33.6 million, or 14.5%, to $198.2 million for fiscal 2024 from $231.8 million for fiscal 2023. As a percentage of net sales, income from operations was 11.9% and 14.0% for fiscal 2024 and fiscal 2023, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense. Interest expense decreased by $3.6 million, or 61.9%, to $2.2 million in fiscal 2024 from $5.9 million in fiscal 2023. The decrease in interest expense was primarily the result of a lower debt balance, partially offset by a higher weighted average interest rate compared to the prior year.

Income tax expense. Income tax expense was $50.4 million in fiscal 2024 compared to $55.3 million in fiscal 2023. Our effective tax rate was 25.5% and 24.5% for fiscal 2024 and fiscal 2023, respectively. The effective tax rate for fiscal 2024 is higher than fiscal 2023 primarily due to changes to state enacted tax rates, partially offset by a higher tax benefit due to income tax accounting for share-based compensation compared to the prior year.

Net income. Net income decreased by $23.6 million, or 13.8%, to $147.0 million in fiscal 2024 from net income of $170.6 million in fiscal 2023. The change in net income was attributable to the factors noted above.

Store Operating Data

The following table presents store operating data for the periods indicated:

	Fiscal Year Ended

	March 30,	April 1,	March 26,
	2024	2023	2022
Selected Store Data (unaudited):
Same Store Sales (decline)/growth	(6.2)%	(0.1)%	53.7%
Stores operating at end of period	400	345	300
Comparable stores open at end of period	335	290	265
Total retail store square footage, end of period (in thousands)	4,371	3,735	3,194
Average store square footage, end of period	10,929	10,825	10,648
Average sales per comparable store (in thousands)(1)	$4,081	$4,554	$4,449
(1)	Average sales per comparable store is calculated by dividing comparable store trailing twelve-month sales for the applicable period by the number of comparable stores operating at the end of the period.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations increased in fiscal 2024 compared to fiscal 2023, primarily as a result of a $105.6 million decrease in cash paid for inventories year-over-year, a $14.8 million decrease in cash paid for prepaid expenses and other current assets, and a $15.4 million increase in cash provided by accounts payable and accrued expenses and other current liabilities.

As of the end of fiscal 2024, we did not have any material capital expenditure commitments. As of March 30, 2024, we did not have an amount outstanding under the Wells Fargo Revolver. We had $250.0 million of remaining availability under the Wells Fargo Revolver and $75.8 million of cash on hand as of March 30, 2024. Our primary ongoing sources of liquidity include funds provided by operations and borrowings under our revolving credit facility. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We estimate that our capital expenditures in fiscal 2025 will be between approximately $115.0 million and $120.0 million, which is net of estimated landlord tenant allowances of $30.2 million. We anticipate that we will use cash flows from operations to fund these expenditures.

Current Credit Facility

The Company currently has a $250.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (“Wells Fargo Revolver”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million and the current maturity date is July 11, 2027. The Company previously had a $200.0 million syndicated senior secured term loan for which GCI Capital Markets LLC was agent (“2015 Golub Term Loan”).

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 30, 2024 were zero and $2.3 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of April 1, 2023 were $66.0 million and $0.8 million, respectively. Total interest expense incurred in fiscal 2024 on the Wells Fargo Revolver was $1.7 million and the weighted average interest rate for fiscal 2024 was 7.0%. Total interest expense incurred in fiscal 2023 on the Wells Fargo Revolver was $5.2 million and the weighted average interest rate for fiscal 2023 was 4.3%. Total interest expense incurred in fiscal 2022 on the Wells Fargo Revolver was $0.7 million and the weighted average interest rate for fiscal 2022 was 3.4%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 30, 2024, the fair value of this embedded derivative was estimated and was not significant.

As of March 30, 2024, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $75.8 million as of March 30, 2024 compared to $18.2 million as of April 1, 2023.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	March 30,	April 1,	March 26,
	2024	2023	2022

	(In thousands)
Net cash provided by/(used in):
Operating activities	$236,080	$88,887	$88,864
Investing activities	(118,782)	(124,534)	(60,443)
Financing activities	(59,644)	33,166	(80,895)
Net (decrease)/increase in cash	$57,654	$(2,481)	$(52,474)

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items including depreciation, amortization and stock-based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $236.1 million for the fiscal year ended March 30, 2024. The significant components of cash flows provided by operating activities were net income of $147.0 million, the add-back of non-cash depreciation and amortization expense of $49.5 million and stock-based compensation expense of $12.9 million. Inventories increased $9.6 million as a result of an increase in purchases. Accounts payable and accrued expenses and other current liabilities decreased by $5.8 million due to the timing of payments.

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

Net cash used in investing activities was $118.8 million for fiscal 2024, which was primarily attributable to capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $124.5 million for fiscal 2023, which was primarily attributable to capital expenditures related to store construction, investments in a new distribution center in Kansas City, Missouri, improvements to our e-commerce information technology infrastructure, and improvements to our stores and distribution facilities.

Financing activities

Cash used in financing activities consists primarily of repayments on our line of credit borrowings.

Net cash used in financing activities was $59.6 million for fiscal 2024. We paid $66.0 million on our revolving line of credit and paid $2.5 million in taxes related to the vesting of restricted stock. We also received $9.7 million from the exercise of stock options.

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

As of March 30, 2024, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$554,488	$74,848	$154,542	$171,177	$153,921
Finance lease obligations	19,181	1,515	3,142	5,007	9,517
Line of credit	—	—	—	—	—
Unutilized line of credit fees	2,055	625	1,250	180	—
Total	$575,724	$76,988	$158,934	$176,364	$163,438

We lease our stores, facilities and certain other equipment under non-cancelable operating leases. These operating leases expire at various dates through fiscal 2043, and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. They also generally contain renewal provisions for varying periods. Our future operating lease obligations would change if we were to exercise these renewal provisions or if we were willing to enter into additional operating leases.

Finance lease obligations primarily relate to the acquisition of two retail stores, two office buildings, one distribution center facility and land as part of our acquisition of Sheplers, Inc. and Sheplers Holding Corporation in June of fiscal 2016. The lease related to these finance lease obligations expires in fiscal 2036.

As of March 30, 2024, we did not have an amount outstanding under the Wells Fargo Revolver. The maturity date of the Wells Fargo Revolver is July 11, 2027.

Interest expense on line of credit relates to our Wells Fargo Revolver and was determined using an interest rate of 0.25% applied to the unutilized portion of the $250.0 million revolving line of credit on March 30, 2024, the last day of the fiscal year.

Off-balance sheet arrangements. We are not a party to any off-balance sheet arrangements, except for purchase obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements.

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

Goodwill, intangible and long-lived assets

Goodwill and indefinite-lived intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets with indefinite lives include the Boot Barn trademark that was acquired as part of the recapitalization with Freeman Spogli & Co. on December 12, 2011, the Sheplers trademark acquired as part of our acquisition of Sheplers, Inc. and Sheplers Holding Corporation in June of fiscal 2016, the cost to register the Boot Barn trademark in Hong Kong, and the www.countryoutfitter.com website trademark we acquired as part of our asset acquisition in

February of fiscal 2017. We test goodwill and indefinite-lived intangible assets for impairment at least annually on the first day of the fourth quarter or more frequently if indicators of impairment exist, in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other. This guidance provides us the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

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

Definite-lived intangible assets and long-lived assets. Definite-lived intangible assets consist of certain customer lists. Customer lists are amortized over a five-year useful life based on their estimated attrition rate.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facility, which bears interest at variable rates. As of March 30, 2024, we did not have an amount outstanding on our revolving credit facility.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Boot Barn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 30, 2024 and April 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Given the judgments made by management to estimate the net realizable value of inventories, such as estimating future sales prices and foreseeable demand, auditing the adjustments to inventories for obsolescence involved a higher degree of auditor judgment and the involvement of more senior members of the engagement team in executing, supervising, and reviewing the results of the procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventories included the following, among others:

●	We tested the effectiveness of controls over the inventory valuation process, including controls over the inputs, such as the historical rate at which merchandise has sold below cost during the average selling cycle and the value of merchandise currently priced below original cost, that are used in management’s estimate.

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing its estimate of the inventory valuation adjustment calculation.

●	We evaluated the appropriateness, completeness, and accuracy of the specific inputs supporting management’s estimate, including the age of on-hand inventory levels, the historical rate at which merchandise has sold below cost, and the value and nature of merchandise currently priced to sell below cost.

●	We tested the mathematical accuracy of the Company’s inventory valuation adjustment calculation.

●	We performed a retrospective review of the adjustment rate used in the prior year inventory adjustment calculation compared to current year sales of aged inventories in order to evaluate management’s ability to accurately estimate the valuation of inventories.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

May 14, 2024

We have served as the Company's auditor since 2012.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 30,	April 1,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$75,847	$18,193
Accounts receivable, net	9,964	13,145
Inventories	599,120	589,494
Prepaid expenses and other current assets	44,718	48,341
Total current assets	729,649	669,173
Property and equipment, net	323,667	257,143
Right-of-use assets, net	390,501	326,623
Goodwill	197,502	197,502
Intangible assets, net	58,697	60,751
Other assets	5,576	6,189
Total assets	$1,705,592	$1,517,381
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$66,043
Accounts payable	132,877	134,246
Accrued expenses and other current liabilities	116,477	122,958
Short-term lease liabilities	63,454	51,595
Total current liabilities	312,808	374,842
Deferred taxes	42,033	33,260
Long-term lease liabilities	403,303	330,081
Other liabilities	3,805	2,748
Total liabilities	761,949	740,931

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.0001 par value; March 30, 2024 - 100,000 shares authorized, 30,572 shares issued; April 1, 2023 - 100,000 shares authorized, 30,072 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	232,636	209,964
Retained earnings	723,026	576,030
Less: Common stock held in treasury, at cost, 228 and 192 shares at March 30, 2024 and April 1, 2023, respectively	(12,022)	(9,547)
Total stockholders’ equity	943,643	776,450
Total liabilities and stockholders’ equity	$1,705,592	$1,517,381

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 30,	April 1,	March 26,
	2024	2023	2022

Net sales	$1,667,009	$1,657,615	$1,488,256
Cost of goods sold	1,052,585	1,047,043	913,183
Gross profit	614,424	610,572	575,073
Selling, general and administrative expenses	416,210	378,785	316,735
Income from operations	198,214	231,787	258,338
Interest expense	2,238	5,880	5,780
Other income/(loss) net	1,396	(29)	35
Income before income taxes	197,372	225,878	252,593
Income tax expense	50,376	55,325	60,143
Net income	$146,996	$170,553	$192,450

Earnings per share:
Basic	$4.87	$5.72	$6.51
Diluted	$4.80	$5.62	$6.33
Weighted average shares outstanding:
Basic	30,167	29,805	29,556
Diluted	30,611	30,370	30,391

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 27, 2021	29,348	$3	$183,815	$213,027	(96)	$(1,954)	$394,891
Net income	—	—	—	192,450	—	—	192,450
Issuance of common stock related to stock-based compensation	472	—	5,764	—	—	—	5,764
Tax withholding for net share settlement	—	—	—	—	(39)	(2,904)	(2,904)
Stock-based compensation expense	—	—	9,475	—	—	—	9,475
Balance at March 26, 2022	29,820	$3	$199,054	$405,477	(135)	$(4,858)	$599,676
Net income	—	—	—	170,553	—	—	170,553
Issuance of common stock related to stock-based compensation	252	—	1,199	—	—	—	1,199
Tax withholding for net share settlement	—	—	—	—	(57)	(4,689)	(4,689)
Stock-based compensation expense	—	—	9,711	—	—	—	9,711
Balance at April 1, 2023	30,072	$3	$209,964	$576,030	(192)	$(9,547)	$776,450
Net income	—	—	—	146,996	—	—	146,996
Issuance of common stock related to stock-based compensation	500	—	9,737	—	—	—	9,737
Tax withholding for net share settlement	—	—	—	—	(36)	(2,475)	(2,475)
Stock-based compensation expense	—	—	12,935	—	—	—	12,935
Balance at March 30, 2024	30,572	$3	$232,636	$723,026	(228)	$(12,022)	$943,643

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	March 30,	April 1,	March 26,
	2024	2023	2022

Cash flows from operating activities
Net income	$146,996	$170,553	$192,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,531	35,883	27,280
Stock-based compensation	12,935	9,711	9,475
Amortization of intangible assets	54	62	72
Impairment of intangible assets	2,000	—	—
Noncash lease expense	55,148	47,869	39,286
Amortization and write-off of debt issuance fees and debt discount	108	130	1,878
Loss on disposal of property and equipment	660	334	175
(Gain)/loss on adjustment of right-of-use assets and lease liabilities	—	—	(259)
Deferred taxes	8,773	6,365	4,902
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	3,282	(2,716)	5,222
Inventories	(9,626)	(115,194)	(198,540)
Prepaid expenses and other current assets	3,515	(11,276)	(24,577)
Other assets	613	(2,874)	(236)
Accounts payable	425	(2,636)	25,502
Accrued expenses and other current liabilities	(6,208)	(18,541)	45,229
Other liabilities	1,057	516	(1,192)
Operating leases	(33,183)	(29,299)	(37,803)
Net cash provided by operating activities	$236,080	$88,887	$88,864
Cash flows from investing activities
Purchases of property and equipment	(118,782)	(124,534)	(60,443)
Net cash used in investing activities	$(118,782)	$(124,534)	$(60,443)
Cash flows from financing activities
Borrowings/(payments) on line of credit - net	(66,043)	37,494	28,549
Repayments on debt and finance lease obligations	(863)	(838)	(112,304)
Tax withholding payments for net share settlement	(2,475)	(4,689)	(2,904)
Proceeds from the exercise of stock options	9,737	1,199	5,764
Net cash (used in)/provided by financing activities	$(59,644)	$33,166	$(80,895)
Net increase/(decrease) in cash and cash equivalents	57,654	(2,481)	(52,474)
Cash and cash equivalents, beginning of period	18,193	20,674	73,148
Cash and cash equivalents, end of period	$75,847	$18,193	$20,674

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$57,157	$60,171	$41,684
Cash paid for interest	$2,385	$5,835	$3,808
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$17,269	$21,487	$14,963

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,343,690 and 29,879,611 outstanding shares of common stock as of March 30, 2024 and April 1, 2023, respectively. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 400 stores in 45 states as of March 30, 2024, 345 stores in 43 states as of April 1, 2023 and 300 stores in 38 states as of March 26, 2022. As of the fiscal year ending March 30, 2024, all stores operate under the Boot Barn name.

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

Fiscal Year

The Company reports its results of operations and cash flows on a 52- or 53-week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The year ended March 30, 2024 (“fiscal 2024”) was a 52-week period, the year ended April 1, 2023 (“fiscal 2023”) was a 53-week period and the year ended March 26, 2022 (“fiscal 2022”) was a 52-week period.

2. Summary of Significant Accounting Policies

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

Accounts Receivable

The Company’s accounts receivable consist of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co-operative arrangements. The Company’s allowance for doubtful accounts was $0.6 million and $0.4 million as of March 30, 2024 and April 1, 2023, respectively.

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

If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to compare the fair value of the reporting unit with its carrying amount. We evaluate the fair value of the reporting unit by using market-based analysis to review market capitalization and by reviewing a discounted cash flow analysis using management’s assumptions. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we recognize an impairment loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit. The Company concluded that there was no impairment of goodwill during fiscal 2024, 2023, or 2022.

Intangible assets with indefinite lives, which include the Boot Barn, Sheplers and Country Outfitter trademarks, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value, an impairment charge is recorded. During fiscal 2024, the Company recognized an impairment related to the Sheplers indefinite lived trademark of $2.0 million. The remaining Sheplers trademark value is $7.2 million as of March 30, 2024. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2023 or 2022.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of certain customer lists. Customer lists are amortized over a five-year useful life based on their estimated attrition rate.

Long-Lived Assets

Long-lived assets consist of property and equipment and definite-lived intangible assets. The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements. During fiscal 2024, fiscal 2023 and fiscal 2022, the Company did not record asset impairment charges related to its stores.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $7.5 million and $8.4 million as of March 30, 2024 and April 1, 2023, respectively and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company accounts for the return asset and liability separately on a gross basis.

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, recorded as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $5.0 million, $4.1 million, and $3.5 million as of March 30, 2024, April 1, 2023, and March 26, 2022, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	March 30,	April 1,	March 26,
(In thousands)	2024	2023	2022
Beginning balance	$4,145	$3,504	$2,485
Current year provisions	17,694	18,731	13,794
Current year award redemptions	(16,789)	(18,090)	(12,775)
Ending balance	$5,050	$4,145	$3,504

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

Gift Card Program	Fiscal Year Ended
	March 30,	April 1,	March 26,
(In thousands)	2024	2023	2022
Beginning balance	$19,855	$15,392	$11,569
Current year issuances	44,193	42,117	32,893
Current year redemptions	(39,533)	(36,787)	(27,702)
Current year breakage and escheatment	(866)	(867)	(1,368)
Ending balance	$23,649	$19,855	$15,392

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Fiscal Year Ended
% of Net Sales	March 30, 2024	April 1, 2023	March 26, 2022
Footwear	47%	47%	48%
Apparel	36%	37%	36%
Hats, accessories and other	17%	16%	16%
Total	100%	100%	100%

The Company also disaggregates net sales between stores and e-commerce:

	Fiscal Year Ended
% of Net Sales	March 30, 2024	April 1, 2023	March 26, 2022
Stores	89%	87%	85%
E-commerce	11%	13%	15%
Total	100%	100%	100%

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

Advertising Costs

Certain advertising costs, including pay-per-click, direct mail, television and radio promotions, event sponsorship, in-store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $2.4 million and $1.4 million as of March 30, 2024 and April 1, 2023, respectively. All other advertising costs are expensed as incurred. The Company recognized $44.0 million, $40.7 million, and $34.5 million in advertising costs during fiscal 2024, 2023, and 2022, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for the fiscal years ended March 30, 2024 or April 1, 2023.

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

Although a market quote for the fair value of its outstanding debt arrangement discussed in Note 7 “Revolving credit facilities and long-term debt” is not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no material financial assets or liabilities requiring fair value measurements as of March 30, 2024 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 24% of net sales in fiscal 2024, 24% of net sales in fiscal 2023, and 27% of net sales in fiscal 2022.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU’) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of adoption on its financial disclosures.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 30,	April 1,
	2024	2023
Prepaid advertising	$2,398	$1,375
Prepaid insurance	2,549	2,335
Income tax receivable	10,268	—
Returns Allowance	3,444	3,808
Prepaid merchandise	18,989	33,707
Other	7,070	7,116
Total prepaid expenses and other current assets	$44,718	$48,341

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 30,	April 1,
	2024	2023
Leasehold improvements	$211,508	$136,490
Machinery and equipment	70,845	54,522
Furniture and fixtures	196,478	141,085
Construction in progress	27,743	61,489
Vehicles	3,201	1,896
	509,775	395,482
Less: Accumulated depreciation	(186,108)	(138,339)
Property and equipment, net	$323,667	$257,143

Depreciation expense was $49.5 million, $35.9 million, and $27.3 million for fiscal years 2024, 2023, and 2022, respectively.

5. Goodwill and Intangible Assets, Net

Our goodwill balance totaled $197.5 million for fiscal 2024. There were no changes to the carrying amount of goodwill for fiscal 2024, 2023, and 2022.

Net intangible assets consisted of the following:

	March 30, 2024
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

	(in thousands, except for weighted average useful life)
Customer lists—definite lived	$345	$(325)	$20	5.0
Trademarks—indefinite lived	58,677	—	58,677
Total intangible assets	$59,022	$(325)	$58,697

	April 1, 2023
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

	(in thousands, except for weighted average useful life)
Customer lists—definite lived	$345	$(271)	$74	5.0
Trademarks—indefinite lived	60,677	—	60,677
Total intangible assets	$61,022	$(271)	$60,751

Amortization expense for intangible assets totaled $0.1 million for each of fiscal 2024, 2023 and 2022, and is included in selling, general and administrative expenses.

The company recognized an impairment of $2.0 million related to the Sheplers indefinite lived trademark in fiscal 2024, and none in fiscal 2023 and 2022, which is included in selling, general and administrative expenses in the consolidated statements of operations. The remaining value of the Sheplers trademark is $7.2 million as of March 30, 2024.

As of March 30, 2024, estimated future amortization of intangible assets was as follows:

Fiscal year	(in thousands)
2025	$20
Thereafter	—
Total	$20

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 30,	April 1,
	2024	2023
Accrued compensation	$26,033	$24,711
Deferred revenue	26,378	22,272
Sales tax liability	13,472	14,928
Income taxes payable	—	5,301
Accrued occupancy expense	5,909	8,738
Accrued interest	161	195
Sales reward redemption liability	5,050	4,145
Accrued expenses	15,722	18,458
Accrued property and equipment	11,448	13,872
Sales returns reserve	7,549	8,372
Other	4,755	1,966
Total accrued expenses and other current liabilities	$116,477	$122,958

7. Revolving Credit Facility and Long-Term Debt

The Company currently has a $250.0 million syndicated senior secured asset-based revolving credit facility for which Wells Fargo Bank, National Association is agent (“Wells Fargo Revolver”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million and the current maturity date is July 11, 2027. The Company previously had a $200.0 million syndicated senior secured term loan for which GCI Capital Markets LLC was agent (“2015 Golub Term Loan”).

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 30, 2024 were zero and $2.3 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of April 1, 2023 were $66.0 million and $0.8 million, respectively. Total interest expense incurred in fiscal 2024 on the Wells Fargo Revolver was $1.7 million and the weighted average interest rate for fiscal 2024 was 7.0%. Total interest expense incurred in fiscal 2023 on the Wells Fargo Revolver was $5.2 million and the weighted average interest rate for fiscal 2023 was 4.3%. Total interest expense incurred in fiscal 2022 on the Wells Fargo Revolver was $0.7 million and the weighted average interest rate for fiscal 2022 was 3.4%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 30, 2024, the fair value of this embedded derivative was estimated and was not significant.

As of March 30, 2024, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million were incurred under the Wells Fargo Revolver and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.4 million and $0.5 million as of March 30, 2024 and April 1, 2023, respectively. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of $0.1 million, $0.1 million and $0.4 million related to the Wells Fargo Revolver and 2015 Golub Term Loan is included as a component of interest expense in fiscal 2024, 2023 and 2022, respectively. Interest expenses in fiscal 2022 also includes the write-off of $1.4 million of debt issuance costs and debt discount associated with the paydown of the 2015 Golub Term Loan.

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

On August 26, 2020, the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the Company to issue awards to employees and directors for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. As of March 30, 2024, all awards granted by the Company under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan are subject to the vesting criteria discussed further below. Restricted stock units vest over service periods of one, three or four years, as determined by the Compensation Committee of our board of directors. Performance share units granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During fiscal 2024, the Company did not grant options to purchase shares.

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

Stock price	$86.96
Exercise price	$86.96
Expected option term(1)	6.5	years
Expected volatility(2)	65.9%
Risk-free interest rate(3)	2.8%
Expected annual dividend yield	0%
(1)	The Company has limited historical information regarding the expected option term. Accordingly, the Company determined the expected life of the options using the simplified method.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term.

During fiscal 2023, the Company did not grant any other options to purchase shares.

During fiscal 2022, the Company did not grant options to purchase shares.

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The following table summarizes the stock award activity for the fiscal year ended March 30, 2024:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at April 1, 2023	739,480	$31.60
Granted	—	$—
Exercised	(398,875)	$24.41		$26,774
Cancelled, forfeited or expired	—	$—
Outstanding at March 30, 2024	340,605	$40.00	5.5	$18,783
Vested and expected to vest after March 30, 2024	340,605	$40.00	5.5	$18,783
Exercisable at March 30, 2024	186,118	$24.67	4.3	$13,117

A summary of the status of non-vested stock options as of March 30, 2024 and changes during fiscal 2024 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2023	480,252	$16.26
Granted	—	$—
Vested	(325,765)	$9.37
Nonvested shares forfeited	—	$—
Nonvested at March 30, 2024	154,487	$30.63

Restricted Stock Units

During fiscal 2024, the Company granted 132,713 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first day following the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2024 totaled $8.6 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of grant.

During fiscal 2023, the Company granted 94,262 restricted stock units to various directors and employees under the 2020 Plan. The shares granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first day following the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2023 totaled $8.2 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of grant.

During fiscal 2022, the Company granted 65,662 restricted stock units to various directors and employees under the 2014 Plan. The shares granted to employees vest in four equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The shares granted to the Company’s directors vest on the first day following the first anniversary of the date of grant. The grant date fair value of these awards for fiscal 2022 totaled $5.2 million. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of grant.

Performance Share Units

During fiscal 2024, 2023 and 2022, the Company granted 112,740, 57,843 and 33,571 performance share units, respectively, to various employees under the 2020 Plan with grant date fair values of $7.3 million, $5.0 million and $2.6 million, respectively. Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company's performance against its cumulative earnings per share target over a three-year performance period. The performance period for fiscal 2024 awards began April 2, 2023 and ends March 28, 2026, fiscal 2023 awards began March 27, 2022 and ends March 29, 2025, and fiscal 2022 awards began March 28, 2021 and ended March 30, 2024.

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

The grant date fair values of the performance share units granted during fiscal 2024, 2023 and 2022 were initially measured using the Company's closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, any previously recognized stock compensation expense is reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

Stock-Based Compensation Expense

Stock-based compensation expense was $12.9 million, $9.7 million, and $9.5 million for fiscal 2024, 2023, and 2022, respectively. Stock-based compensation expense of $2.4 million, $1.3 million, and $2.6 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2024, 2023, and 2022, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of March 30, 2024, there was $1.6 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 1.07 years. As of March 30, 2024, there was $7.8 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 1.69 years. As of March 30, 2024, there was $3.8 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.13 years.

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

On February 27, 2020, one employee, on behalf of themself and all other similarly situated employees, filed a class action lawsuit against the Company, which includes claims for penalties under California’s Private Attorney General Act, in the Sacramento County Superior Court, alleging violations of California’s wage and hour, overtime, meal periods and rest breaks, and an alleged violation of the suitable seating requirement as per California Labor Law among other things. The Company reached a settlement for an amount that is not material to the consolidated financial statements, and all settlement amounts were paid in July 2023, and there were no outstanding amounts as of March 30, 2024.

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

ROU assets are tested for impairment in the same manner as long-lived assets. During fiscal 2024, 2023 and 2022, the Company did not record ROU asset impairment charges related to its stores.

ROU assets and lease liabilities as of March 30, 2024 and April 1, 2023 consist of the following (in thousands):

	Balance Sheet Classification	March 30, 2024	April 1, 2023
Assets
Finance lease assets	Right-of-use assets, net	$8,537	$9,357
Operating lease assets	Right-of-use assets, net	381,964	317,266
Total lease assets		$390,501	$326,623

Liabilities
Current
Finance	Short-term lease liabilities	$873	$863
Operating	Short-term lease liabilities	62,581	50,732
Total short-term lease liabilities		$63,454	$51,595

Non-Current
Finance	Long-term lease liabilities	$14,428	$15,301
Operating	Long-term lease liabilities	388,875	314,780
Total long-term lease liabilities		$403,303	$330,081
Total lease liabilities		$466,757	$381,676

Total lease costs for each of fiscal 2024, 2023 and 2022 were:

	Fiscal Year Ended
(in thousands)	March 30, 2024	April 1, 2023	March 26, 2022
Finance lease cost
Amortization of right-of-use assets	$805	$886	$930
Interest on lease liabilities	672	713	774
Total finance lease cost	$1,477	$1,599	$1,704

Operating lease cost	$73,577	$61,600	$50,197
Short-term lease cost	4,403	5,085	3,934
Variable lease cost	23,920	22,305	20,286
Sublease income	—	—	—
Total lease cost	$103,377	$90,589	$76,121

The following table summarizes future lease payments as of March 30, 2024:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2025	$74,848	$1,515
2026	81,750	1,552
2027	72,792	1,590
2028	64,838	1,629
2029	57,275	1,669
Thereafter	202,985	11,226
Total	554,488	19,181
Less: Imputed interest	(103,031)	(3,881)
Present value of net lease payments	$451,457	$15,300

As of March 30, 2024, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $88.7 million.

The following table includes supplemental lease information:

	Fiscal Year Ended
Supplemental Cash Flow Information (dollars in thousands)	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$77,270	$61,783
Operating cash flows from finance leases	663	522
Financing cash flows from finance leases	880	1,038
	$78,813	$63,343
Lease liabilities arising from new right-of-use assets
Operating leases	$119,026	$133,356
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.9	8.1
Finance leases	11.4	12.4

Weighted average discount rate
Operating leases	5.0%	4.7%
Finance leases	10.9%	10.9%

11. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides a matching contribution for all employees that work a minimum of 1,000 hours per year. Contributions to the plan are based on certain criteria as defined in the agreement governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $2.3 million, $2.1 million, and $1.6 million for fiscal 2024, 2023, and 2022, respectively.

12. Income Taxes

Income tax expense consisted of the following:

	Fiscal Year Ended
	March 30,	April 1,	March 26,
(in thousands)	2024	2023	2022
Current:
Federal	$32,160	$37,404	$43,883
State	9,442	11,556	11,358
Foreign	—	—	—
Total current	41,602	48,960	55,241
Deferred:
Federal	5,774	6,927	3,942
State	3,000	(562)	960
Foreign	—	—	—
Total deferred	8,774	6,365	4,902
Total income tax expense	$50,376	$55,325	$60,143

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	March 30,	April 1,	March 26,
	2024	2023	2022
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	4.2	4.0	4.0
Permanent items	0.1	0.1	—
Excess tax benefit of stock-based compensation	(3.2)	(1.5)	(2.9)
IRC Section 162(M)	3.1	1.3	1.7
Other	0.2	(0.4)	—
Effective tax rate	25.4%	24.5%	23.8%

Differences between the effective tax rate and the statutory rate relate primarily to excess tax benefits due to income tax accounting for share-based compensation, IRC Section 162(M) and state taxes.

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax liabilities as of March 30, 2024 and April 1, 2023 consisted of the following (in thousands):

	March 30	April 1,
	2024	2023
Deferred tax assets:
State taxes	$937	$1,324
Accrued liabilities	2,980	2,037
Award program liabilities	632	466
Deferred revenue	2,902	2,131
Inventories	6,382	5,950
Stock options	2,811	2,165
Lease liabilities	111,813	84,731
Other, net	1,964	2,896
Total deferred tax assets	130,421	101,700
Deferred tax liabilities:
Depreciation and amortization	(75,295)	(53,917)
Prepaid expenses	(934)	(782)
Right-of-use assets	(96,225)	(80,261)
Total deferred tax liabilities	(172,454)	(134,960)
Valuation allowance	—	—
Net deferred tax liabilities	$(42,033)	$(33,260)

As of March 30, 2024, the Company had no net operating loss carryforwards for federal and state tax purposes.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is not necessary as of March 30, 2024.

The Company applies ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At March 30, 2024 and April 1, 2023, no material amounts were recorded for any uncertain tax positions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 30, 2024 and April 1, 2023.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2019 through 2023 returns are subject to examination by the U.S. federal and various state tax authorities.

13. Related Party Transactions

The Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to less than $0.1 million, $0.1 million, and $0.6 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, and were recorded as property and equipment, net on the consolidated balance sheets. During these fiscal years, certain members of the Company’s board of directors either served on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

John Grijalva, the husband of Laurie Grijalva, Chief Merchandising Officer, works as an independent sales representative primarily for Dan Post Boot Company, Outback Trading Company, LTD and KS Marketing LLC. Mr. Grijalva conducts his business as an independent sales representative through a limited liability company of which he and Ms. Grijalva are members. We purchased merchandise from these suppliers in the aggregate approximate amounts of $32.8 million, $45.0 million, and $39.5 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. Mr. Grijalva was paid commissions by the companies he represents amounting to approximately $2.2 million, $3.2 million, and $2.4 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, a portion of which were passed on to other sales representatives working for Mr. Grijalva.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2024, 2023, and 2022 are as follows:

	Fiscal Year Ended
	March 30,	April 1,	March 26,
(in thousands, except per share data)	2024	2023	2022
Net income	$146,996	$170,553	$192,450

Weighted average basic shares outstanding	30,167	29,805	29,556
Dilutive effect of options and restricted stock	444	565	835
Weighted average diluted shares outstanding	30,611	30,370	30,391

Basic earnings per share	$4.87	$5.72	$6.51
Diluted earnings per share	$4.80	$5.62	$6.33

During fiscal 2024, fiscal 2023 and fiscal 2022, securities outstanding totaling approximately 86,882, 198,511, and 1,387 shares, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 30, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2024, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 30, 2024. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 30, 2024.

The effectiveness of our internal control over financial reporting as of March 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Boot Barn Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boot Barn Holdings, Inc. and subsidiaries (the “Company”) as of March 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 30, 2024, of the Company and our report dated May 14, 2024, expressed an unqualified opinion on those financial statements.

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

May 14, 2024

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Rule 10b5-1 Trading Arrangements

During the quarter ended March 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Present Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2024 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended March 30, 2024, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

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

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Amended and Restated Bylaws of the Registrant
3.2.1(4)	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
4.2(5)	Description of Capital Stock
10.1†(6)	Amended and Restated Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.1.1†(7)	Form of Employee Restricted Stock Unit Issuance Agreement under the Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.1.2†(7)	Form of Stock Option Agreement under Boot Barn Holdings, Inc. 2014 Equity Incentive Plan
10.2†(8)	Boot Barn Holdings, Inc. 2020 Equity Incentive Plan
10.2.1†(9)	Amendment 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan
10.2.2†	Form of Employee Restricted Stock Unit Issuance Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan
10.2.3†	Form of Performance Unit Issuance Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan
10.2.4†	Form of Market-Based Stock Option Agreement, by and between Boot Barn Holdings, Inc. and James G. Conroy
10.3†(8)	Boot Barn Holdings, Inc. Amended and Restated Cash Incentive Plan for Executives
10.4†(10)	Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy
10.5†(11)	Continued Employment Agreement, effective as of January 26, 2015, by and between Boot Barn, Inc. and Paul Iacono
10.6†(2)	Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.7†(2)	Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva
10.8†(12)	Employment Agreement, dated October 26, 2021, by and between Boot Barn, Inc. and James Watkins
10.9†(8)	Boot Barn Holdings, Inc. Cash Incentive Plan for Executives
10.10(3)	NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc.
10.11 (3)	Form of Amended and Restated Indemnification Agreement
10.12(13)

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

10.13(14)

Guaranty Agreement dated as of June 29, 2015 by and among Boot Barn, Inc. and Sheplers, Inc. as Borrowers, Boot Barn Holdings, Inc., Sheplers Holdings Corporation and certain of their Subsidiaries as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.14(14)

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc. and certain of their Subsidiaries as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

10.15(14)	Trademark Security Agreement, dated as of June 29, 2015, by Sheplers, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.16(14)	Trademark Security Agreement, dated as of June 29, 2015, by Boot Barn, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent.

Exhibit Number	Description
10.17(15)	Employment Agreement, effective on or around April 2, 2018, by and between Boot Barn, Inc. and John Hazen.
10.18(15)	Employment Agreement, effective on May 5, 2014, by and between Boot Barn, Inc. and Michael A. Love.
10.18.1(15)	Supplemental Employment Letter Agreement, effective on April 1, 2017, by and between Boot Barn, Inc. and Michael A. Love.
10.18.2(15)	Supplemental Employment Letter Agreement, effective on or around June 12, 2018, by and between Boot Barn, Inc. and Michael A. Love.
19.1	Boot Barn Holdings, Inc. Insider Trading Policy
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Boot Barn Holdings, Inc. Compensation Recoupment Policy adopted November 14, 2023
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024, formatted in iXBRL in Exhibit 101.

†	Indicates management contract or compensation plan.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 3, 2015.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on December 9, 2014.
(3)	Incorporated by reference to our Registration Statement on Form S-1, File No. 333-199008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2015.
(5)	Incorporated by reference to our Annual Report on Form 10-K filed on May 24, 2019
(6)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2016.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 2, 2019.
(8)	Incorporated by reference to Current Report on Form 8-K filed on September 1, 2020
(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 26, 2021.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on April 8, 2015.
(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 9, 2015.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on October 27, 2021.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2015.
(15)	Incorporated by reference to our Annual Report on Form 10-K filed on May 24, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOT BARN HOLDINGS, INC.

Date: May 14, 2024	By:	/s/ James G. Conroy
		Name:	James G. Conroy
		Title:	President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Conroy	President, CEO and Director (Principal Executive Officer)	May 14, 2024
James G. Conroy

/s/ James M. Watkins	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 14, 2024
James M. Watkins

/s/ Chris Bruzzo	Director	May 14, 2024
Chris Bruzzo

/s/ Gene Eddie Burt	Director	May 14, 2024
Gene Eddie Burt

/s/ Lisa G. Laube	Director	May 14, 2024
Lisa G. Laube

/s/ Brenda I. Morris	Director	May 14, 2024
Brenda I. Morris

/s/ Anne MacDonald	Director	May 14, 2024
Anne MacDonald

/s/ Peter Starrett	Director	May 14, 2024
Peter Starrett

/s/ Bradley M. Weston	Director	May 14, 2024
Bradley M. Weston