Form 10-Q
period 2024-06-29
Boot Barn Holdings, Inc.
filed 2024-08-08
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2024

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

As of August 6, 2024, the registrant had 30,503,687 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen Weeks Ended June 29, 2024

Part 1. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 29,	March 30,
	2024	2024

Assets
Current assets:
Cash and cash equivalents	$83,387	$75,847
Accounts receivable, net	7,916	9,964
Inventories	627,108	599,120
Prepaid expenses and other current assets	37,572	44,718
Total current assets	755,983	729,649
Property and equipment, net	346,668	323,667
Right-of-use assets, net	409,794	390,501
Goodwill	197,502	197,502
Intangible assets, net	58,685	58,697
Other assets	5,827	5,576
Total assets	$1,774,459	$1,705,592
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$133,974	$132,877
Accrued expenses and other current liabilities	121,378	116,477
Short-term lease liabilities	67,764	63,454
Total current liabilities	323,116	312,808
Deferred taxes	42,111	42,033
Long-term lease liabilities	423,374	403,303
Other liabilities	4,036	3,805
Total liabilities	792,637	761,949

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; June 29, 2024 - 100,000 shares authorized, 30,800 shares issued; March 30, 2024 - 100,000 shares authorized, 30,572 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	239,351	232,636
Retained earnings	761,935	723,026
Less: Common stock held in treasury, at cost, 297 and 228 shares at June 29, 2024 and March 30, 2024, respectively	(19,467)	(12,022)
Total stockholders’ equity	981,822	943,643
Total liabilities and stockholders’ equity	$1,774,459	$1,705,592

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	June 29,	July 1,
	2024	2023

Net sales	$423,386	$383,695
Cost of goods sold	266,637	241,732
Gross profit	156,749	141,963
Selling, general and administrative expenses	106,527	95,718
Income from operations	50,222	46,245
Interest expense	351	1,023
Other income, net	596	224
Income before income taxes	50,467	45,446
Income tax expense	11,558	11,193
Net income	$38,909	$34,253

Earnings per share:
Basic	$1.28	$1.14
Diluted	$1.26	$1.13
Weighted average shares outstanding:
Basic	30,433	29,922
Diluted	30,815	30,444

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2024	30,572	$3	$232,636	$723,026	(228)	$(12,022)	$943,643
Net income	—	—	—	38,909	—	—	38,909
Issuance of common stock related to stock-based compensation	228	—	951	—	—	—	951
Tax withholding for net share settlement	—	—	—	—	(69)	(7,445)	(7,445)
Stock-based compensation expense	—	—	5,764	—	—	—	5,764
Balance at June 29, 2024	30,800	$3	$239,351	$761,935	(297)	$(19,467)	$981,822

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2023	30,072	$3	$209,964	$576,030	(192)	$(9,547)	$776,450
Net income	—	—	—	34,253	—	—	34,253
Issuance of common stock related to stock-based compensation	123	—	345	—	—	—	345
Tax withholding for net share settlement	—	—	—	—	(34)	(2,305)	(2,305)
Stock-based compensation expense	—	—	4,953	—	—	—	4,953
Balance at July 1, 2023	30,195	$3	$215,262	$610,283	(226)	$(11,852)	$813,696

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 29,	July 1,
	2024	2023

Cash flows from operating activities
Net income	$38,909	$34,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,268	10,603
Stock-based compensation	5,764	4,953
Amortization of intangible assets	12	14
Noncash lease expense	15,908	13,117
Amortization and write-off of debt issuance fees and debt discount	27	27
Loss on disposal of assets	55	176
Deferred taxes	78	727
Changes in operating assets and liabilities:
Accounts receivable, net	2,059	1,452
Inventories	(27,988)	23,200
Prepaid expenses and other current assets	6,909	11,486
Other assets	(251)	354
Accounts payable	1,848	(24,872)
Accrued expenses and other current liabilities	(6,108)	158
Other liabilities	231	498
Operating leases	(10,410)	(5,344)
Net cash provided by operating activities	$41,311	$70,802
Cash flows from investing activities
Purchases of property and equipment	(27,066)	(29,895)
Net cash used in investing activities	$(27,066)	$(29,895)
Cash flows from financing activities
Payments on line of credit, net	—	(39,828)
Repayments on debt and finance lease obligations	(211)	(213)
Tax withholding payments for net share settlement	(7,445)	(2,305)
Proceeds from the exercise of stock options	951	345
Net cash used in financing activities	$(6,705)	$(42,001)
Net increase/(decrease) in cash and cash equivalents	7,540	(1,094)
Cash and cash equivalents, beginning of period	75,847	18,193
Cash and cash equivalents, end of period	$83,387	$17,099

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$584	$646
Cash paid for interest	$322	$1,151
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$23,197	$17,517

The accompanying notes are an integral part of these consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,799,513 issued and 30,502,351 outstanding shares of common stock as of June 29, 2024. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 411 stores in 46 states as of June 29, 2024 and 400 stores in 45 states as of March 30, 2024. As of June 29, 2024, all stores operate under the Boot Barn name.

Recent Developments

Our business and opportunities for growth depend on consumer discretionary spending, and as such, the Company’s results are particularly sensitive to economic conditions and consumer confidence. Inflation and other challenges affecting the global economy could impact the Company’s operations and will depend on future developments, which are uncertain. These and other effects make it more challenging for management to estimate the future performance of the Company’s business, particularly over the near-to-medium term. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Fiscal 2024 10-K”).

Basis of Presentation

The Company’s consolidated financial statements as of June 29, 2024 and March 30, 2024 and for the thirteen weeks ended June 29, 2024 and July 1, 2023 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (collectively with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position, results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 2025.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the current fiscal year ending on March 29, 2025 (“fiscal 2025”) and the fiscal year ended on March 30, 2024 (“fiscal 2024”) consist of 52 weeks.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Fiscal 2024 10-K. Presented below and in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

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

Although market quotes for the fair value of the outstanding debt arrangement discussed in Note 4, “Revolving Credit Facility”, is not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of June 29, 2024.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption or expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $5.2 million as of June 29, 2024, and $4.3 million as of July 1, 2023. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	June 29, 2024	July 1, 2023
Beginning balance as of March 30, 2024 and April 1, 2023, respectively	$5,050	$4,145
Year-to-date provisions	4,051	3,562
Year-to-date award redemptions	(3,883)	(3,391)
Ending balance	$5,218	$4,316

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

Gift Card Program
(in thousands)	June 29, 2024	July 1, 2023
Beginning balance as of March 30, 2024 and April 1, 2023, respectively	$23,649	$19,855
Year-to-date issued	7,688	7,262
Year-to-date redemptions	(8,167)	(7,620)
Ending balance	$23,170	$19,497

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended
% of Net Sales	June 29, 2024	July 1, 2023
Footwear	49%	49%
Apparel	34%	34%
Hats, accessories and other	17%	17%
Total	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended
% of Net Sales	June 29, 2024	July 1, 2023
Stores	91%	90%
E-commerce	9%	10%
Total	100%	100%

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU’) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about an entity’s effective tax rate reconciliation, as well as information on income taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. The amendments should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

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

3. Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both June 29, 2024 and March 30, 2024. As of June 29, 2024, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During both the thirteen weeks ended June 29, 2024 and July 1, 2023, the Company did not record any long-lived asset impairment charges.

Net intangible assets as of June 29, 2024 and March 30, 2024 consisted of the following (in thousands, except for weighted average useful life):

	June 29, 2024
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(337)	$8	5.0
Trademarks—indefinite lived	58,677	—	58,677
Total intangible assets	$59,022	$(337)	$58,685

	March 30, 2024
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(325)	$20	5.0
Trademarks—indefinite lived	58,677	—	58,677
Total intangible assets	$59,022	$(325)	$58,697

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen weeks ended June 29, 2024 and July 1, 2023, and is included in selling, general and administrative expenses.

As of June 29, 2024, estimated future amortization of intangible assets was as follows:

Fiscal Year	(in thousands)
2025 (Remainder)	$8
Thereafter	-
Total	$8

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of June 29, 2024 and March 30, 2024 were zero and $2.3 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended June 29, 2024 was $0.2 million, and the weighted average interest rate for the thirteen weeks ended June 29, 2024 was 8.5%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended July 1, 2023 was $0.9 million, and the weighted average interest rate for the thirteen weeks ended July 1, 2023 was 6.6%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 29, 2024, the fair value of this embedded derivative was estimated and was not significant.

As of June 29, 2024, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million have been incurred under the Wells Fargo Revolver and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.3 million and $0.4 million as of June 29, 2024 and March 30, 2024, respectively. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of less than $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirteen weeks ended June 29, 2024 and July 1, 2023.

5. Stock-Based Compensation

Equity Incentive Plans

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorizes the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. All awards granted by the Company under the 2014 Plan were nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vest over service periods of four or five years or in connection with certain events as defined by the 2014 Plan and as determined by the Compensation Committee of the Company’s board of directors (the “Compensation Committee”). Restricted stock awards granted under the 2014 Plan vested over one or four years, as determined by the Compensation Committee. Restricted stock units granted under the 2014 Plan vest over service periods of one, four or five years, as determined by the Compensation Committee. Performance share units granted under the 2014 Plan are subject to the vesting criteria discussed further below.

On August 26, 2020 (the “Effective Date”), the Company’s stockholders approved the Boot Barns Holdings, Inc. 2020 Equity Incentive Plan, and on August 25, 2021, the Company’s stockholders approved Amendment No. 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2020 Plan) and non-employee directors of the Company’s board of directors or any member of any board of directors of any Affiliate for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. As of June 29, 2024, all awards granted by the Company under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan are subject to the vesting criteria discussed in Note 8 to the Company’s consolidated financial statements included in the Fiscal 2024 10-K. Restricted stock units granted under the 2020 Plan vest over service periods of one, three or four years, as determined by the Compensation Committee. Performance share units granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During both the thirteen weeks ended June 29, 2024 and July 1, 2023, the Company did not grant options to purchase shares.

The following table summarizes the stock option activity for the thirteen weeks ended June 29, 2024:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (1)
			(in years)	(in thousands)
Outstanding at March 30, 2024	340,605	$40.00
Granted	—	—
Exercised	(40,470)	23.49		$3,585
Cancelled, forfeited or expired	—	—
Outstanding at June 29, 2024	300,135	$42.23	5.7	$26,021
Vested and expected to vest after June 29, 2024	300,135	$42.23	5.7	$26,021
Exercisable at June 29, 2024	208,237	$24.23	4.9	$21,803
(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of the in-the-money stock options outstanding at the end of each fiscal period.

A summary of the status of non-vested stock options as of June 29, 2024, including changes during the thirteen weeks ended June 29, 2024, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 30, 2024	154,487	$30.63
Granted	—	—
Vested	(62,589)	10.58
Nonvested shares forfeited	—	—
Nonvested at June 29, 2024	91,898	$44.28

Restricted Stock Units

During the thirteen weeks ended June 29, 2024, the Company granted 96,060 restricted stock units to various non-employee directors and employees under the 2020 Plan. The restricted stock units granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The restricted stock units granted to the Company’s non-employee directors vest on the first anniversary of the date of the grant. The grant date fair value of these awards for the thirteen weeks ended June 29, 2024 totaled $10.7 million. The Company recognizes the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the grant date.

During the thirteen weeks ended July 1, 2023, the Company granted 132,713 restricted stock units to various non-employee directors and employees under the 2020 Plan. The restricted stock units granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The restricted stock units granted to the Company’s non-employee directors vest on the first day following the first anniversary of the date of the grant. The grant date fair value of these awards for the thirteen weeks ended July 1, 2023 totaled $8.6 million. The Company recognizes the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the grant date.

Performance Share Units

During the thirteen weeks ended June 29, 2024 and July 1, 2023, the Company granted 61,530 and 112,740 performance share units, respectively, to various employees under the 2020 Plan with grant date fair values of $6.9 million and $7.3 million, respectively. Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance period for the awards granted during the thirteen weeks ended June 29, 2024 began March 31, 2024 and ends March 27, 2027, and the performance period for the awards granted during the thirteen weeks ended July 1, 2023 began April 2, 2023 and ends March 28, 2026.

The performance metrics for these awards were established at the beginning of the performance periods. At the end of the performance periods, the number of performance share units to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance share units to vest will be 0%, if the performance goals are at the threshold level, the number of performance share units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance share units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance share units to vest will be 200% of the target amounts, each subject to continued service by the applicable award recipients through the last day of the performance periods (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance share units to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant’s target award.

The grant date fair value of the performance share units granted during both the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively, was initially measured using the Company's closing stock price on the dates of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting periods (subject to certain exceptions). The expense recognized over the vesting periods is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance periods. If the performance metrics are not probable of achievement during the performance periods, any previously recognized stock compensation expense is reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance periods.

Stock-Based Compensation Expense

Stock-based compensation expense was $5.8 million and $5.0 million for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively. Stock-based compensation expense of $1.8 million and $1.4 million was recorded in cost of goods sold in the consolidated statements of operations for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

As of June 29, 2024, there was $1.2 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 0.87 years. As of June 29, 2024, there was $15.0 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 2.17 years. As of June 29, 2024, there was $8.7 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.49 years.

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

ROU assets are tested for impairment in the same manner as long-lived assets. During the thirteen weeks ended June 29, 2024 and July 1, 2023, the Company did not record ROU asset impairment charges related to its stores.

ROU assets and lease liabilities as of June 29, 2024 and March 30, 2024 consisted of the following:

		June 29, 2024	March 30, 2024
	Balance Sheet Classification	(in thousands)	(in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$8,350	$8,537
Operating lease assets	Right-of-use assets, net	401,444	381,964
Total lease assets		$409,794	$390,501

Liabilities
Current
Finance	Short-term lease liabilities	$891	$873
Operating	Short-term lease liabilities	66,873	62,581
Total short-term lease liabilities		$67,764	$63,454

Non-Current
Finance	Long-term lease liabilities	$14,199	$14,428
Operating	Long-term lease liabilities	409,175	388,875
Total long-term lease liabilities		$423,374	$403,303
Total lease liabilities		$491,138	$466,757

Total lease costs for the thirteen weeks ended June 29, 2024 and July 1, 2023 were:

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023
Finance lease cost
Amortization of right-of-use assets	$187	$207
Interest on lease liabilities	162	172
Total finance lease cost	$349	$379

Operating lease cost	$21,422	$17,302
Short-term lease cost	659	806
Variable lease cost	7,351	5,941
Total lease cost	$29,781	$24,428

The following table summarizes future lease payments as of June 29, 2024:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2025 (Remainder)	$58,636	$1,143
2026	89,516	1,552
2027	80,866	1,590
2028	70,358	1,629
2029	62,862	1,669
Thereafter	220,651	11,226
Total	582,889	18,809
Less: Imputed interest	(106,841)	(3,719)
Present value of net lease payments	$476,048	$15,090

As of June 29, 2024, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $89.1 million.

The following table includes supplemental lease information:

	Thirteen Weeks Ended	Thirteen Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$21,387	$17,848
Operating cash flows used for finance leases	160	170
Financing cash flows used for finance leases	212	215
	$21,759	$18,233
Lease liabilities arising from new right-of-use assets
Operating leases	$35,201	$20,897
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.8	8.1
Finance leases	11.2	12.1

Weighted average discount rate
Operating leases	5.0%	4.7%
Finance leases	10.9%	10.9%

8. Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”). In accordance with ASC 740, the Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. ASC 740 prescribes the recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. ASC 740 requires the Company to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, ASC 740 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure and transition.

The income tax rate was 22.9% and 24.6% for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively. The tax rate for the thirteen weeks ended June 29, 2024 was lower than the tax rate for the thirteen weeks ended July 1, 2023, primarily due to a higher tax benefit due to income tax accounting for share-based compensation compared to the thirteen weeks ended July 1, 2023. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of June 29, 2024. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 29, 2024 and March 30, 2024, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of June 29, 2024, the Company was not aware of tax examinations (current or potential) in any tax jurisdictions.

9. Related Party Transactions

During the thirteen weeks ended June 29, 2024, the Company had no capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. During the thirteen weeks ended July 1, 2023, the Company had capital expenditures with Floor & Decor Holdings, Inc., that amounted to less than $0.1 million, and were recorded as property and equipment, net on the consolidated balance sheet. One member of the Company’s board of directors currently serves on the board of directors at Floor & Decor Holdings, Inc. Additionally, one member of the Company’s board of directors served as an executive officer at Floor & Decor Holdings, Inc. through April 2022.

10. Earnings Per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method, whereby proceeds from such exercise and unamortized compensation, if any, on stock-based awards, are assumed to be used by the Company to purchase the shares of common stock at the average market price during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income. Performance share units are included in the calculation of diluted earnings per share to the extent that shares underlying such awards would be issuable if the end of the reporting period were the end of the contingency period. Market-based stock option awards are excluded from the calculation of diluted earnings per share until their respective market criteria has been achieved.

The components of basic and diluted earnings per share of common stock, in aggregate, for the thirteen weeks ended June 29, 2024 and July 1, 2023 were as follows:

	Thirteen Weeks Ended
	June 29,	July 1,
(in thousands, except per share data)	2024	2023
Net income	$38,909	$34,253

Weighted average basic shares outstanding	30,433	29,922
Dilutive effect of options and restricted stock	382	522
Weighted average diluted shares outstanding	30,815	30,444

Basic earnings per share	$1.28	$1.14
Diluted earnings per share	$1.26	$1.13

During the thirteen weeks ended June 29, 2024 and July 1, 2023, securities outstanding totaling approximately zero and 87,229 shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited financial statements and related notes of Boot Barn Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on May 15, 2024 (the “Fiscal 2024 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2024 10-K, and those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. Inflation and other challenges affecting the global economy could impact our operations and will depend on future developments, which are uncertain. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of our Fiscal 2024 10-K.

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of June 29, 2024, we operated 411 stores in 46 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces, as well as the Boot Barn app. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators that we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, and selling, general and administrative (“SG&A”) expenses, and operating income.

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

Our business is moderately seasonal, and as a result, our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors, including the timing of holidays, weather patterns, rodeos and country concerts. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately larger operating income than the other quarters of our fiscal year. However, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

Same store sales

The term “same store sales” generally refers to net sales from stores that have been open at least 13 full fiscal months (“comparable stores”) as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

●	stores that are closed for five or fewer consecutive days in any fiscal month are included in same store sales;
●	stores that are closed temporarily, but for more than five consecutive days in any fiscal month, are excluded from same store sales beginning in the fiscal month in which the temporary closure begins (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes) until the first full month of operation once the store re-opens;
●	stores that are closed temporarily and relocated within their respective trade areas are included in same store sales;
●	stores that are permanently closed are excluded from same store sales beginning in the month preceding closure (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes); and
●	acquired stores are added to same store sales beginning on the later of (a) the applicable acquisition date and (b) the first day of the first fiscal month after the store has been open for at least 13 full fiscal months, regardless of whether the store has been operated under our management or predecessor management.

If the criteria described with respect to acquired stores above are met, then all net sales of such acquired store, excluding those net sales before our acquisition of that store, are included for the period presented. However, when an acquired store is included for the period presented, the net sales of such acquired store for periods before its acquisition are included (to the extent relevant) for purposes of calculating “same store sales growth” and illustrating the comparison between the applicable periods. Pre-acquisition net sales numbers are derived from the books and records of the acquired company, as prepared prior to the acquisition, and are not been independently verified by us.

In addition to retail store sales, same store sales also include e-commerce sales, e-commerce shipping and handling revenue and actual retail store or e-commerce sales returns. Sales as a result of an e-commerce asset acquisition are excluded from same store sales until the 13th full fiscal month subsequent to the Company’s acquisition of such assets.

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

Opening new stores is an important part of our growth strategy, and we anticipate that a percentage of our net sales in the near future will come from stores not included in our same store sales calculation. Accordingly, same store sales are only one measure that we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this Quarterly Report on Form 10-Q regarding our same store sales may not be comparable to similar data made available by other retailers.

New store openings

New store openings reflect the number of stores, excluding acquired stores, that are opened during a particular reporting period. In connection with opening new stores, we incur pre-opening costs. Pre-opening costs consist of costs incurred prior to opening a new store and primarily consist of manager and other employee payroll, travel and training costs, marketing expenses, initial opening supplies and costs of transporting initial inventory and certain fixtures to store locations, as well as occupancy costs incurred from the time that we take possession of a store site to the opening of that store. Occupancy costs are included in cost of goods sold, and the other pre-opening costs are included in SG&A expenses. All of these costs are expensed as incurred.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to the Company’s consolidated financial statements included in the Fiscal 2024 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2024 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2024 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the current fiscal year ending on March 29, 2025 (“fiscal 2025”) and the fiscal year ended on March 30, 2024 (“fiscal 2024”) consist of 52 weeks.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	June 29,	July 1,
(dollars in thousands)	2024	2023
Consolidated Statements of Operations Data:
Net sales	$423,386	$383,695
Cost of goods sold	266,637	241,732
Gross profit	156,749	141,963
Selling, general and administrative expenses	106,527	95,718
Income from operations	50,222	46,245
Interest expense	351	1,023
Other income, net	596	224
Income before income taxes	50,467	45,446
Income tax expense	11,558	11,193
Net income	$38,909	$34,253

Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	63.0%	63.0%
Gross profit	37.0%	37.0%
Selling, general and administrative expenses	25.2%	24.9%
Income from operations	11.9%	12.1%
Interest expense	0.1%	0.3%
Other income, net	0.1%	0.1%
Income before income taxes	11.9%	11.8%
Income tax expense	2.7%	2.9%
Net income	9.2%	8.9%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended June 29, 2024 Compared to Thirteen Weeks Ended July 1, 2023

Net sales. Net sales increased $39.7 million, or 10.3%, to $423.4 million for the thirteen weeks ended June 29, 2024 from $383.7 million for the thirteen weeks ended July 1, 2023. Consolidated same store sales increased 1.4%. Excluding the impact of the 6.7% increase in e-commerce same store sales, same store sales increased by 0.8%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $14.7 million, or 10.4%, to $156.7 million for the thirteen weeks ended June 29, 2024 from $142.0 million for the thirteen weeks ended July 1, 2023. As a percentage of net sales, gross profit was 37.0% for both the thirteen weeks ended June 29, 2024 and July 1, 2023. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. Gross profit rate was flat when compared to the prior-year period, as a result of a 100 basis-point increase in merchandise margin rate, offset by 100 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was the result of supply chain efficiencies, while the deleverage in buying, occupancy and distribution center costs was driven primarily by the addition of new stores.

Selling, general and administrative expenses. SG&A expenses increased $10.8 million, or 11.3%, to $106.5 million for the thirteen weeks ended June 29, 2024 from $95.7 million for the thirteen weeks ended July 1, 2023. The increase in selling, general and administrative expenses as compared to the prior-year period was primarily a result of higher store payroll and store-related expenses associated with operating more stores, corporate general and administrative expenses, and marketing expenses in the current year. As a percentage of net sales, SG&A increased by 20 basis points to 25.2% for the thirteen weeks ended June 29, 2024 from 24.9% for the thirteen weeks ended July 1, 2023, primarily as a result of higher marketing expenses and higher corporate general and administrative expenses, partially offset by lower store-related expenses.

Income from operations. Income from operations increased $4.0 million, or 8.6%, to $50.2 million for the thirteen weeks ended June 29, 2024 from $46.2 million for the thirteen weeks ended July 1, 2023. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 11.9% and 12.1% for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively.

Interest expense. Interest expense was $0.3 million and $1.0 million for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively. The decrease in interest expense in the current-year period was primarily the result of a lower debt balance in the current year.

Income tax expense. Income tax expense was $11.6 million for the thirteen weeks ended June 29, 2024, compared to $11.2 million for the thirteen weeks ended July 1, 2023. Our effective tax rate was 22.9% and 24.6% for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively. The tax rate for the thirteen weeks ended June 29, 2024 was lower than the tax rate for the thirteen weeks ended July 1, 2023, primarily due to a higher tax benefit due to income tax accounting for share-based compensation compared to the thirteen weeks ended July 1, 2023.

Net income. Net income was $38.9 million for the thirteen weeks ended June 29, 2024 compared to $34.3 million for the thirteen weeks ended July 1, 2023. The increase in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	June 29,	July 1,
	2024	2023
Selected Store Data:
Same Store Sales growth/(decline)	1.4%	(2.9)%
Stores operating at end of period	411	361
Comparable stores open during period	349	302
Total retail store selling square footage, end of period (in thousands)	4,547	3,914
Average retail store selling square footage, end of period	11,063	10,841
Average sales per comparable store (in thousands)(1)	$980	$1,014
(1)	Average sales per comparable store is calculated by dividing comparable store trailing three-month sales for the applicable period by the number of comparable stores operating during the period.

Liquidity and Capital Resources

We rely on cash flows from operating activities and our credit facility as our primary sources of liquidity. Our primary cash needs are for inventories, operating expenses, occupancy expenses, capital expenditures associated with opening new stores and remodeling or refurbishing existing stores, improvements to our distribution facilities, marketing and information technology expenditures, debt service and taxes. We have historically used cash for acquisitions and the subsequent rebranding and integration of the stores acquired in those acquisitions. In addition to cash and cash equivalents, the most significant components of our working capital are accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities. We believe that cash flows from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements, anticipated capital expenditures and other anticipated cash needs for at least the next 12 months from the date of this filing.

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we increase our inventory in advance of the Christmas shopping season.

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. Included in our fiscal 2025 capital expenditures are continued investments in our new distribution center in Kansas City, Missouri. We estimate that our total capital expenditures in fiscal 2025 will be between $115.0 million and $120.0 million (including the capital expenditures made during the thirteen weeks ended June 29, 2024), which is net of estimated landlord tenant allowances of $30.2 million. We anticipate that we will use cash flows from operations to fund these expenditures.

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of June 29, 2024 and March 30, 2024 were zero and $2.3 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended June 29, 2024 was $0.2 million, and the weighted average interest rate for the thirteen weeks ended June 29, 2024 was 8.5%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended July 1, 2023 was $0.9 million, and the weighted average interest rate for the thirteen weeks ended July 1, 2023 was 6.6%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 29, 2024, the fair value of this embedded derivative was estimated and was not significant.

As of June 29, 2024, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $83.4 million as of June 29, 2024 compared to $75.8 million as of March 30, 2024.

The following table presents summary cash flow information for the periods indicated below:

	Thirteen Weeks Ended
	June 29,	July 1,
(in thousands)	2024	2023
Net cash provided by/(used in):
Operating activities	$41,311	$70,802
Investing activities	(27,066)	(29,895)
Financing activities	(6,705)	(42,001)
Net increase in cash	$7,540	$(1,094)

Operating Activities

Net cash provided by operating activities was $41.3 million for the thirteen weeks ended June 29, 2024. The significant components of cash flows provided by operating activities were net income of $38.9 million, the add-back of non-cash depreciation and intangible asset amortization expense of $14.3 million, and stock-based compensation expense of $5.8 million. Accounts payable and accrued expenses and other current liabilities decreased by $4.3 million due to the timing of payments. Inventory increased by $28.0 million as a result of an increase in purchases.

Net cash provided by operating activities was $70.8 million for the thirteen weeks ended July 1, 2023. The significant components of cash flows used in operating activities were net income of $34.3 million, the add-back of non-cash depreciation and intangible asset amortization expense of $10.6 million, and stock-based compensation expense of $5.0 million. Accounts payable and accrued expenses and other current liabilities increased by $24.7 million due to the timing of payments. Inventory decreased by $23.2 million as a result of a decrease in purchases.

Investing Activities

Net cash used in investing activities was $27.1 million for the thirteen weeks ended June 29, 2024, which was attributable to capital expenditures related to store construction, continued investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $29.9 million for the thirteen weeks ended July 1, 2023, which was attributable to $29.9 million in capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $6.7 million for the thirteen weeks ended June 29, 2024. We paid $7.4 million in taxes related to the vesting of restricted stock, partially offset by the receipt of $1.0 million related to the exercise of stock options.

Net cash used in financing activities was $42.0 million for the thirteen weeks ended July 1, 2023. We paid $39.8 million on our revolving line of credit and paid $2.3 million in taxes related to the vesting of restricted stock.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of June 29, 2024, there were no amounts outstanding under the Wells Fargo Revolver.

As of June 29, 2024, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2024 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 29, 2024, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2024 10-K. As of June 29, 2024, there were no material changes to the risks described in our Fiscal 2024 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Rule 10b5-1 Trading Arrangements

On May 31, 2024, James Watkins, the Company’s Chief Financial Officer and Secretary, adopted a written plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). The 10b5-1 Plan provides for the potential sale of up to 9,356 shares of the Company’s common stock, including the sale of up to 3,601 shares of the Company’s common stock that Mr. Watkins may acquire upon the exercise of outstanding stock options, beginning August 30, 2024 through January 29, 2027.

During the quarter ended June 29, 2024, except as described above, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: August 7, 2024	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)