Form 10-Q
period 2024-09-28
Boot Barn Holdings, Inc.
filed 2024-10-30
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2024

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

As of October 29, 2024, the registrant had 30,525,252 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended September 28, 2024

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 28,	March 30,
	2024	2024

Assets
Current assets:
Cash and cash equivalents	$37,377	$75,847
Accounts receivable, net	7,886	9,964
Inventories	712,991	599,120
Prepaid expenses and other current assets	48,851	44,718
Total current assets	807,105	729,649
Property and equipment, net	368,289	323,667
Right-of-use assets, net	429,020	390,501
Goodwill	197,502	197,502
Intangible assets, net	58,677	58,697
Other assets	6,184	5,576
Total assets	$1,866,777	$1,705,592
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$153,564	$132,877
Accrued expenses and other current liabilities	134,302	116,477
Short-term lease liabilities	70,540	63,454
Total current liabilities	358,406	312,808
Deferred taxes	41,267	42,033
Long-term lease liabilities	446,068	403,303
Other liabilities	4,378	3,805
Total liabilities	850,119	761,949

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; September 28, 2024 - 100,000 shares authorized, 30,824 shares issued; March 30, 2024 - 100,000 shares authorized, 30,572 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	244,931	232,636
Retained earnings	791,363	723,026
Less: Common stock held in treasury, at cost, 298 and 228 shares at September 28, 2024 and March 30, 2024, respectively	(19,639)	(12,022)
Total stockholders’ equity	1,016,658	943,643
Total liabilities and stockholders’ equity	$1,866,777	$1,705,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023

Net sales	$425,799	$374,456	$849,185	$758,151
Cost of goods sold	272,941	240,540	539,578	482,272
Gross profit	152,858	133,916	309,607	275,879
Selling, general and administrative expenses	112,879	95,338	219,406	191,056
Income from operations	39,979	38,578	90,201	84,823
Interest expense	384	463	735	1,486
Other income (loss), net	949	(50)	1,545	174
Income before income taxes	40,544	38,065	91,011	83,511
Income tax expense	11,116	10,385	22,674	21,578
Net income	$29,428	$27,680	$68,337	$61,933

Earnings per share:
Basic	$0.96	$0.92	$2.24	$2.06
Diluted	$0.95	$0.90	$2.21	$2.03
Weighted average shares outstanding:
Basic	30,510	30,137	30,471	30,029
Diluted	30,899	30,627	30,859	30,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2024	30,572	$3	$232,636	$723,026	(228)	$(12,022)	$943,643
Net income	—	—	—	38,909	—	—	38,909
Issuance of common stock related to stock-based compensation	228	—	951	—	—	—	951
Tax withholding for net share settlement	—	—	—	—	(69)	(7,445)	(7,445)
Stock-based compensation expense	—	—	5,764	—	—	—	5,764
Balance at June 29, 2024	30,800	$3	$239,351	$761,935	(297)	$(19,467)	$981,822
Net income	—	—	—	29,428	—	—	29,428
Issuance of common stock related to stock-based compensation	24	—	480	—	—	—	480
Tax withholding for net share settlement	—	—	—	—	(1)	(172)	(172)
Stock-based compensation expense	—	—	5,100	—	—	—	5,100
Balance at September 28, 2024	30,824	$3	$244,931	$791,363	(298)	$(19,639)	$1,016,658

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2023	30,072	$3	$209,964	$576,030	(192)	$(9,547)	$776,450
Net income	—	—	—	34,253	—	—	34,253
Issuance of common stock related to stock-based compensation	123	—	345	—	—	—	345
Tax withholding for net share settlement	—	—	—	—	(34)	(2,305)	(2,305)
Stock-based compensation expense	—	—	4,953	—	—	—	4,953
Balance at July 1, 2023	30,195	$3	$215,262	$610,283	(226)	$(11,852)	$813,696
Net income	—	—	—	27,680	—	—	27,680
Issuance of common stock related to stock-based compensation	316	—	8,237	—	—	—	8,237
Tax withholding for net share settlement	—	—	—	—	(1)	(107)	(107)
Stock-based compensation expense	—	—	2,880	—	—	—	2,880
Balance at September 30, 2023	30,511	$3	$226,379	$637,963	(227)	$(11,959)	$852,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 28,	September 30,
	2024	2023

Cash flows from operating activities
Net income	$68,337	$61,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,540	22,597
Stock-based compensation	10,864	7,833
Amortization of intangible assets	20	27
Noncash lease expense	32,229	26,487
Amortization and write-off of debt issuance fees and debt discount	54	54
Loss on disposal of assets	134	298
Deferred taxes	(766)	2,993
Changes in operating assets and liabilities:
Accounts receivable, net	2,097	3,046
Inventories	(113,871)	3,921
Prepaid expenses and other current assets	(4,397)	9,243
Other assets	(608)	1,302
Accounts payable	19,722	7,051
Accrued expenses and other current liabilities	9,897	13,600
Other liabilities	573	510
Operating leases	(20,283)	(15,435)
Net cash provided by operating activities	$33,542	$145,460
Cash flows from investing activities
Purchases of property and equipment	(65,403)	(64,687)
Net cash used in investing activities	$(65,403)	$(64,687)
Cash flows from financing activities
Payments on line of credit, net	—	(66,043)
Repayments on debt and finance lease obligations	(423)	(428)
Tax withholding payments for net share settlement	(7,617)	(2,412)
Proceeds from the exercise of stock options	1,431	8,582
Net cash used in financing activities	$(6,609)	$(60,301)
Net (decrease)/increase in cash and cash equivalents	(38,470)	20,472
Cash and cash equivalents, beginning of period	75,847	18,193
Cash and cash equivalents, end of period	$37,377	$38,665

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$17,770	$2,822
Cash paid for interest	$677	$1,399
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$24,061	$14,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,823,649 issued and 30,525,252 outstanding shares of common stock as of September 28, 2024. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 425 stores in 46 states as of September 28, 2024 and 400 stores in 45 states as of March 30, 2024. As of September 28, 2024, all stores operate under the Boot Barn name.

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of September 28, 2024 and March 30, 2024 and for the thirteen and twenty-six weeks ended September 28, 2024 and September 30, 2023 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (together with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Although market quotes for the fair value of the outstanding debt arrangement discussed in Note 4, “Revolving Credit Facility”, is not readily available, the Company believes that its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of September 28, 2024.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption or expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $5.4 million and $4.5 million as of September 28, 2024, and September 30, 2023, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	September 28, 2024	September 30, 2023
Beginning balance as of March 30, 2024 and April 1, 2023, respectively	$5,050	$4,145
Year-to-date provisions	8,100	7,223
Year-to-date award redemptions	(7,740)	(6,880)
Ending balance	$5,410	$4,488

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

Gift Card Program
(in thousands)	September 28, 2024	September 30, 2023
Beginning balance as of March 30, 2024 and April 1, 2023, respectively	$23,649	$19,855
Year-to-date issued	13,934	13,154
Year-to-date redemptions	(15,124)	(14,081)
Ending balance	$22,459	$18,928

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
% of Net Sales	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Footwear	48%	49%	49%	49%
Apparel	35%	35%	35%	34%
Hats, accessories and other	17%	16%	16%	17%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
% of Net Sales	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Stores	90%	90%	90%	90%
E-commerce	10%	10%	10%	10%
Total	100%	100%	100%	100%

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU’) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about an entity’s effective tax rate reconciliation, as well as information on income taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. The amendments should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

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

3. Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both September 28, 2024 and March 30, 2024. As of September 28, 2024, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During both the thirteen and twenty-six weeks ended September 28, 2024 and September 30, 2023, the Company did not record any long-lived asset impairment charges.

Net intangible assets as of September 28, 2024 and March 30, 2024 consisted of the following (in thousands, except for weighted average useful life):

	September 28, 2024
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(345)	$—	5.0
Trademarks—indefinite lived	58,677	—	58,677
Total intangible assets	$59,022	$(345)	$58,677

	March 30, 2024
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life
Customer lists—definite lived	$345	$(325)	$20	5.0
Trademarks—indefinite lived	58,677	—	58,677
Total intangible assets	$59,022	$(325)	$58,697

Amortization expense for intangible assets totaled less than $0.1 million for both the thirteen and twenty-six weeks ended September 28, 2024 and September 30, 2023, and is included in selling, general and administrative expenses.

4. Revolving Credit Facility

The Company has a $250.0 million syndicated senior secured asset-based revolving credit facility (the “Wells Fargo Revolver”) for which Wells Fargo Bank, National Association is agent (“Wells Fargo”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million, and the maturity date is July 11, 2027.

Revolving credit loans under the Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term Secured Overnight Financing Rate (defined as “Term SOFR” for the applicable interest period plus a fixed credit spread adjustment of 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one-month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For Term SOFR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for Term SOFR loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of September 28, 2024 and March 30, 2024 were zero and $2.3 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 28, 2024 was $0.2 million and $0.4 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 28, 2024 was 8.5%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 30, 2023 was $0.3 million and $1.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 30, 2023 was 8.2%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 28, 2024, the fair value of this embedded derivative was estimated and was not significant.

As of September 28, 2024, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million have been incurred under the Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.3 million and $0.4 million as of September 28, 2024 and March 30, 2024, respectively. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of less than $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirteen weeks ended September 28, 2024 and September 30, 2023.

Total amortization expense of $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the twenty-six weeks ended September 28, 2024 and September 30, 2023.

5. Stock-Based Compensation

Equity Incentive Plans

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorized the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. All awards granted by the Company under the 2014 Plan were nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vested over service periods of four or five years or in connection with certain events as defined by the 2014 Plan and as determined by the Compensation Committee of the Company’s board of directors (the “Compensation Committee”). Restricted stock awards granted under the 2014 Plan vested over one or four years, as determined by the Compensation Committee. Restricted stock units granted under the 2014 Plan vested over service periods of one, four or five years, as determined by the Compensation Committee. Performance share units granted under the 2014 Plan were subject to the vesting criteria discussed further below.

On August 26, 2020 (the “Effective Date”), the Company’s stockholders approved the Boot Barns Holdings, Inc. 2020 Equity Incentive Plan, and on August 25, 2021, the Company’s stockholders approved Amendment No. 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2020 Plan) and non-employee directors of the Company’s board of directors or any member of any board of directors of any Affiliate for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. In addition, and subject to adjustment as set forth in the 2020 Plan, shares of common stock subject to outstanding awards under the 2014 Plan that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid in shares or are paid in cash after the Effective Date shall be added to the share reserve under the 2020 Plan. As of September 28, 2024, all awards granted under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan are subject to the vesting criteria discussed in Note 8 to the Company’s consolidated financial statements included in the Fiscal 2024 10-K. Restricted stock units granted under the 2020 Plan vest over service periods of one, three or four years, as determined by the Compensation Committee. Performance share units granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During both the thirteen and twenty-six weeks ended September 28, 2024 and September 30, 2023, the Company did not grant options to purchase shares.

The following table summarizes the stock option activity for the twenty-six weeks ended September 28, 2024:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (1)
			(in years)	(in thousands)
Outstanding at March 30, 2024	340,605	$40.00
Granted	—	—
Exercised	(61,483)	23.27		$6,253
Cancelled, forfeited or expired	—	—
Outstanding at September 28, 2024	279,122	$43.69	5.7	$33,893
Vested and expected to vest after September 28, 2024	279,122	$43.69	5.7	$33,893
Exercisable at September 28, 2024	192,933	$24.36	4.8	$27,157
(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of the in-the-money stock options outstanding at the end of each fiscal period.

A summary of the status of non-vested stock options as of September 28, 2024, including changes during the twenty-six weeks ended September 28, 2024, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 30, 2024	154,487	$30.63
Granted	—	—
Vested	(68,298)	10.71
Nonvested shares forfeited	—	—
Nonvested at September 28, 2024	86,189	$46.41

Restricted Stock Units

During the thirteen weeks ended September 28, 2024, the Company did not grant restricted stock units.

During the twenty-six weeks ended September 28, 2024, the Company granted 96,060 restricted stock units to various non-employee directors and employees under the 2020 Plan. The restricted stock units granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The restricted stock units granted to the Company’s non-employee directors vest on the first anniversary of the date of the grant. The grant date fair value of these awards for the twenty-six weeks ended September 28, 2024 totaled $10.7 million. The Company recognizes the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the grant date.

During the thirteen weeks ended September 30, 2023, the Company did not grant restricted stock units.

During the twenty-six weeks ended September 30, 2023, the Company granted 132,713 restricted stock units to various non-employee directors and employees under the 2020 Plan. The restricted stock units granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The restricted stock units granted to the Company’s non-employee directors vest on the first day following the first anniversary of the date of the grant. The grant date fair value of these awards for the twenty-six weeks ended September 30, 2023 totaled $8.6 million. The Company recognizes the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the grant date.

Performance Share Units

During both the thirteen weeks ended September 28, 2024 and September 30, 2023, the Company did not grant performance share units.

During the twenty-six weeks ended September 28, 2024 and September 30, 2023, the Company granted 61,530 and 112,740 performance share units, respectively, to various employees under the 2020 Plan with grant date fair values of $6.9 million and $7.3 million, respectively. Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance period for the awards granted during the twenty-six weeks ended September 28, 2024 began March 31, 2024 and ends March 27, 2027, and the performance period for the awards granted during the twenty-six weeks ended September 30, 2023 began April 2, 2023 and ends March 28, 2026.

The performance metrics for these awards were established at the beginning of the performance periods. At the end of the performance periods, the number of performance share units to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance share units to vest will be 0%, if the performance goals are at the threshold level, the number of performance share units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance share units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance share units to vest will be 200% of the target amounts, each subject to continued service by the applicable award recipients through the last day of the performance periods (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance share units that vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant’s target award.

The grant date fair value of the performance share units granted during both the twenty-six weeks ended September 28, 2024 and September 30, 2023, respectively, was initially measured using the Company's closing stock price on the dates of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting periods (subject to certain exceptions). The expense recognized over the vesting periods is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance periods. If the performance metrics are not probable of achievement during the performance periods, any previously recognized stock compensation expense is reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the performance periods.

Stock-Based Compensation Expense

Stock-based compensation expense was $5.1 million and $2.9 million for the thirteen weeks ended September 28, 2024 and September 30, 2023, respectively. Stock-based compensation expense was $10.9 million and $7.8 million for the twenty-six weeks ended September 28, 2024 and September 30, 2023, respectively. Stock-based compensation expense of $1.0 million and $0.4 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended September 28, 2024 and September 30, 2023, respectively. Stock-based compensation expense of $2.8 million and $1.8 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the twenty-six weeks ended September 28, 2024 and September 30, 2023, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of September 28, 2024, there was $0.8 million of total unrecognized stock-based compensation expense related to unvested stock options, with a weighted-average remaining recognition period of 0.62 years. As of September 28, 2024, there was $12.8 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 1.99 years. As of September 28, 2024, there was $11.3 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.34 years.

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

ROU assets are tested for impairment in the same manner as long-lived assets. During both the thirteen and twenty-six weeks ended September 28, 2024 and September 30, 2023, the Company did not record ROU asset impairment charges related to its stores.

ROU assets and lease liabilities as of September 28, 2024 and March 30, 2024 consisted of the following:

		September 28, 2024	March 30, 2024
	Balance Sheet Classification	(in thousands)	(in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$8,163	$8,537
Operating lease assets	Right-of-use assets, net	420,857	381,964
Total lease assets		$429,020	$390,501

Liabilities
Current
Finance	Short-term lease liabilities	$910	$873
Operating	Short-term lease liabilities	69,630	62,581
Total short-term lease liabilities		$70,540	$63,454

Non-Current
Finance	Long-term lease liabilities	$13,968	$14,428
Operating	Long-term lease liabilities	432,100	388,875
Total long-term lease liabilities		$446,068	$403,303
Total lease liabilities		$516,608	$466,757

Total lease costs for the thirteen and twenty-six weeks ended September 28, 2024 and September 30, 2023 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Finance lease cost
Amortization of right-of-use assets	$187	$207	$374	$413
Interest on lease liabilities	160	169	321	341
Total finance lease cost	$347	$376	$695	$754

Operating lease cost	$22,248	$17,777	$43,670	$35,079
Short-term lease cost	961	1,034	1,620	1,840
Variable lease cost	7,715	6,192	15,067	12,134
Total lease cost	$31,271	$25,379	$61,052	$49,807

The following table summarizes future lease payments as of September 28, 2024:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2025 (Remainder)	$36,619	$762
2026	95,299	1,552
2027	87,107	1,590
2028	76,634	1,629
2029	69,161	1,669
Thereafter	250,904	11,226
Total	615,724	18,428
Less: Imputed interest	(113,994)	(3,550)
Present value of net lease payments	$501,730	$14,878

As of September 28, 2024, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $113.1 million.

The following table includes supplemental lease information:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$44,320	$37,590
Operating cash flows used for finance leases	317	337
Financing cash flows used for finance leases	436	441
	$45,073	$38,368
Lease liabilities arising from new right-of-use assets
Operating leases	$70,748	$48,652
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.8	8.0
Finance leases	10.9	11.9

Weighted average discount rate
Operating leases	5.1%	4.8%
Finance leases	10.9%	10.9%

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

The income tax rate was 27.4% and 27.3% for the thirteen weeks ended September 28, 2024 and September 30, 2023, respectively, and 24.9% and 25.8% for the twenty-six weeks ended September 28, 2024 and September 30, 2023, respectively. The tax rate for the thirteen weeks ended September 28, 2024 was consistent with the tax rate for the thirteen weeks ended September 30, 2023. The tax rate for the twenty-six weeks ended September 28, 2024 was lower than the tax rate for the twenty-six weeks ended September 30, 2023, primarily due to a higher tax benefit caused by an increase in tax deductions for share-based compensation awards for the twenty-six weeks ended September 28, 2024 and changes to state enacted tax rates for the period ended September 30, 2023. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of September 28, 2024. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 28, 2024 and March 30, 2024, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of September 28, 2024, the Company was not aware of tax examinations (current or potential) in any tax jurisdictions.

9. Related Party Transactions

During both the thirteen and twenty-six weeks ended September 28, 2024 and September 30, 2023, the Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market, that amounted to less than $0.1 million, and were recorded as property and equipment, net on the condensed consolidated balance sheet. One member of the Company’s board of directors currently serves on the board of directors at Floor & Decor Holdings, Inc. Additionally, one member of the Company’s board of directors served as an executive officer at Floor & Decor Holdings, Inc. through April 2022.

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

The components of basic and diluted earnings per share of common stock, in the aggregate, for the thirteen and twenty-six weeks ended September 28, 2024 and September 30, 2023 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 30,	September 28,	September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$29,428	$27,680	$68,337	$61,933

Weighted average basic shares outstanding	30,510	30,137	30,471	30,029
Dilutive effect of options and restricted stock	389	490	388	511
Weighted average diluted shares outstanding	30,899	30,627	30,859	30,540

Basic earnings per share	$0.96	$0.92	$2.24	$2.06
Diluted earnings per share	$0.95	$0.90	$2.21	$2.03

During the thirteen weeks ended September 28, 2024 and September 30, 2023, securities outstanding totaling approximately zero and 86,189 shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

During the twenty-six weeks ended September 28, 2024 and September 30, 2023, securities outstanding totaling approximately zero and 87,229 shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

11. Subsequent Events

On October 22, 2024, James G. Conroy notified the Company of his intent to resign as the Chief Executive Officer of the Company and as a member of the Company’s Board of Directors effective November 22, 2024. On October 23, 2024, the Board of Directors appointed John Hazen, the Company’s current Chief Digital Officer, as the Interim Chief Executive Officer of the Company effective as of November 22, 2024.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of September 28, 2024, we operated 425 stores in 46 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces, as well as the Boot Barn app. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 30,	September 28,	September 30,
(dollars in thousands)	2024	2023	2024	2023
Condensed Consolidated Statements of Operations Data:
Net sales	$425,799	$374,456	$849,185	$758,151
Cost of goods sold	272,941	240,540	539,578	482,272
Gross profit	152,858	133,916	309,607	275,879
Selling, general and administrative expenses	112,879	95,338	219,406	191,056
Income from operations	39,979	38,578	90,201	84,823
Interest expense	384	463	735	1,486
Other income (loss), net	949	(50)	1,545	174
Income before income taxes	40,544	38,065	91,011	83,511
Income tax expense	11,116	10,385	22,674	21,578
Net income	$29,428	$27,680	$68,337	$61,933

Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.1%	64.2%	63.5%	63.6%
Gross profit	35.9%	35.8%	36.5%	36.4%
Selling, general and administrative expenses	26.5%	25.5%	25.8%	25.2%
Income from operations	9.4%	10.3%	10.6%	11.2%
Interest expense	0.1%	0.1%	0.1%	0.2%
Other income, net	0.2%	—%	0.2%	—%
Income before income taxes	9.5%	10.2%	10.7%	11.0%
Income tax expense	2.6%	2.8%	2.7%	2.8%
Net income	6.9%	7.4%	8.0%	8.2%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended September 28, 2024 Compared to Thirteen Weeks Ended September 30, 2023

Net sales. Net sales increased $51.3 million, or 13.7%, to $425.8 million for the thirteen weeks ended September 28, 2024 from $374.5 million for the thirteen weeks ended September 30, 2023. Consolidated same store sales increased 4.9%. Excluding the impact of the 10.1% increase in e-commerce same store sales, same store sales increased by 4.3%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $18.9 million, or 14.1%, to $152.9 million for the thirteen weeks ended September 28, 2024 from $133.9 million for the thirteen weeks ended September 30, 2023. As a percentage of net sales, gross profit increased by 10 basis points to 35.9% for the thirteen weeks ended September 28, 2024 from 35.8% for the thirteen weeks ended September 30, 2023. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. The increase in gross profit rate of 10 basis points was driven primarily by a 70 basis-point increase in merchandise margin rate, partially offset by 60 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was primarily the result of supply chain efficiencies, while the deleverage in buying, occupancy and distribution center costs was driven by the occupancy of new stores.

Selling, general and administrative expenses. SG&A expenses increased $17.6 million, or 18.4%, to $112.9 million for the thirteen weeks ended September 28, 2024 from $95.3 million for the thirteen weeks ended September 30, 2023.

The increase in selling, general and administrative expenses as compared to the prior-year period was primarily a result of higher store payroll and store-related expenses associated with operating more stores, incentive-based compensation, marketing expenses, and legal expenses in the current year. As a percentage of net sales, SG&A increased by 100 basis points to 26.5% for the thirteen weeks ended September 28, 2024 from 25.5% for the thirteen weeks ended September 30, 2023, primarily as a result of higher incentive-based compensation, legal expenses, and marketing expenses in the current year, partially offset by lower store payroll expenses.

Income from operations. Income from operations increased $1.4 million, or 3.6%, to $40.0 million for the thirteen weeks ended September 28, 2024 from $38.6 million for the thirteen weeks ended September 30, 2023. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 9.4% and 10.3% for the thirteen weeks ended September 28, 2024 and September 30, 2023, respectively.

Interest expense. Interest expense was $0.4 million and $0.5 million for the thirteen weeks ended September 28, 2024 and September 30, 2023, respectively. The decrease in interest expense in the current-year period was primarily the result of a lower average debt balance in the current year.

Income tax expense. Income tax expense was $11.1 million for the thirteen weeks ended September 28, 2024 compared to $10.4 million for the thirteen weeks ended September 30, 2023. Our effective tax rate was 27.4% and 27.3% for the thirteen weeks ended September 28, 2024 and September 30, 2023, respectively. The tax rate for the thirteen weeks ended September 28, 2024 was consistent with the tax rate for the thirteen weeks ended September 30, 2023.

Net income. Net income was $29.4 million for the thirteen weeks ended September 28, 2024 compared to $27.7 million for the thirteen weeks ended September 30, 2023. The increase in net income was primarily attributable to the factors noted above.

Twenty-Six Weeks Ended September 28, 2024 Compared to Twenty-Six Weeks Ended September 30, 2023

Net sales. Net sales increased $91.0 million, or 12.0%, to $849.2 million for the twenty-six weeks ended September 28, 2024 from $758.2 million for the twenty-six weeks ended September 30, 2023. Consolidated same store sales increased 3.1%. Excluding the impact of the 8.4% increase in e-commerce same store sales, same store sales increased by 2.5%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $33.7 million, or 12.2%, to $309.6 million for the twenty-six weeks ended September 28, 2024 from $275.9 million for the twenty-six weeks ended September 30, 2023. As a percentage of net sales, gross profit increased by 10 basis points to 36.5% for the twenty-six weeks ended September 28, 2024 from 36.4% for the twenty-six weeks ended September 30, 2023. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. The increase in gross profit rate of 10 basis points was driven primarily by an 80 basis-point increase in merchandise margin rate, partially offset by 70 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was the result of supply chain efficiencies, while the deleverage in buying, occupancy and distribution center costs was driven primarily by the occupancy of new stores.

Selling, general and administrative expenses. SG&A expenses increased $28.3 million, or 14.8%, to $219.4 million for the twenty-six weeks ended September 28, 2024 from $191.1 million for the twenty-six weeks ended September 30, 2023. The increase in selling, general and administrative expenses as compared to the prior-year period was primarily a result of higher store payroll and store-related expenses associated with operating more stores, marketing expenses, and incentive-based compensation in the current year. As a percentage of net sales, SG&A increased by 60 basis points to 25.8% for the twenty-six weeks ended September 28, 2024 from 25.2% for the twenty-six weeks ended September 30, 2023, primarily as a result of higher incentive-based compensation and marketing expenses in the current year, partially offset by lower store payroll and store-related expenses.

Income from operations. Income from operations increased $5.4 million, or 6.3%, to $90.2 million for the twenty-six weeks ended September 28, 2024 from $84.8 million for the twenty-six weeks ended September 30, 2023. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 10.6% and 11.2% for the twenty-six weeks ended September 28, 2024 and September 30, 2023, respectively.

Interest expense. Interest expense was $0.7 million and $1.5 million for the twenty-six weeks ended September 28, 2024 and September 30, 2023, respectively. The decrease in interest expense in the current-year period was primarily the result of a lower average debt balance in the current year.

Income tax expense. Income tax expense was $22.7 million for the twenty-six weeks ended September 28, 2024 compared to $21.6 million for the twenty-six weeks ended September 30, 2023. Our effective tax rate was 24.9% and 25.8% for the twenty-six weeks ended September 28, 2024 and September 30, 2023, respectively. The tax rate for the twenty-six weeks ended September 28, 2024 was lower than the tax rate for the twenty-six weeks ended September 30, 2023, primarily due to a higher tax benefit caused by an increase in tax deductions for share-based compensation awards for the twenty-six weeks ended September 28, 2024 and changes to state enacted tax rates for the period ended September 30, 2023.

Net income. Net income was $68.3 million for the twenty-six weeks ended September 28, 2024 compared to $61.9 million for the twenty-six weeks ended September 30, 2023. The increase in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Selected Store Data:
Same Store Sales growth/(decline)	4.9%	(4.8)%	3.1%	(3.8)%
Stores operating at end of period	425	371	425	371
Comparable stores open during period	363	312	363	312
Total retail store selling square footage, end of period (in thousands)	4,720	4,027	4,720	4,027
Average retail store selling square footage, end of period	11,105	10,855	11,105	10,855
Average sales per comparable store (in thousands)(1)	$952	$950	$1,894	$1,924
(1)	Average sales per comparable store is calculated by dividing comparable store trailing three-month or six-month sales for the applicable period by the number of comparable stores operating during the period.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. Included in our fiscal 2025 capital expenditures are continued investments in our new distribution center in Kansas City, Missouri. We estimate that our total capital expenditures in fiscal 2025 will be between $115.0 million and $120.0 million (including the capital expenditures made during the twenty-six weeks ended September 28, 2024), which is net of estimated landlord tenant allowances of $30.2 million. We anticipate that we will use cash flows from operations to fund these expenditures.

Wells Fargo Revolver

The Company has a $250.0 million syndicated senior secured asset-based revolving credit facility (the “Wells Fargo Revolver”) for which Wells Fargo Bank, National Association is agent (“Wells Fargo”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million, and the maturity date is July 11, 2027.

Revolving credit loans under the Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term Secured Overnight Financing Rate (defined as “Term SOFR” for the applicable interest period plus a fixed credit spread adjustment of 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate and (c) Term SOFR for a one-month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For Term SOFR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for Term SOFR loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of September 28, 2024 and March 30, 2024 were zero and $2.3 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 28, 2024 was $0.2 million and $0.4 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 28, 2024 was 8.5%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 30, 2023 was $0.3 million and $1.2 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 30, 2023 was 8.2%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 28, 2024, the fair value of this embedded derivative was estimated and was not significant.

As of September 28, 2024, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $37.4 million as of September 28, 2024 compared to $75.8 million as of March 30, 2024.

The following table presents summary cash flow information for the periods indicated below:

	Twenty-Six Weeks Ended
	September 28,	September 30,
(in thousands)	2024	2023
Net cash provided by/(used in):
Operating activities	$33,542	$145,460
Investing activities	(65,403)	(64,687)
Financing activities	(6,609)	(60,301)
Net (decrease)/increase in cash	$(38,470)	$20,472

Operating Activities

Net cash provided by operating activities was $33.5 million for the twenty-six weeks ended September 28, 2024. The significant components of cash flows provided by operating activities were net income of $68.3 million, the add-back of non-cash lease expense of $32.2 million, depreciation and intangible asset amortization expense of $29.6 million, and stock-based compensation expense of $10.9 million. Accounts payable and accrued expenses and other current liabilities increased by $29.6 million due to the timing of payments. Inventory increased by $113.9 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $65.4 million for the twenty-six weeks ended September 28, 2024, which was attributable to capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $64.7 million for the twenty-six weeks ended September 30, 2023, which was attributable to capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $6.6 million for the twenty-six weeks ended September 28, 2024. We paid $7.6 million in taxes related to the vesting of restricted stock. We also received $1.4 million from the exercise of stock options.

Net cash used in financing activities was $60.3 million for the twenty-six weeks ended September 30, 2023. We paid $66.0 million on our revolving line of credit and paid $2.4 million in taxes related to the vesting of restricted stock. We also received $8.6 million from the exercise of stock options.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of September 28, 2024, there were no amounts outstanding under the Wells Fargo Revolver.

As of September 28, 2024, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2024 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2024. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 28, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 28, 2024, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2024 10-K. As of September 28, 2024, there were no material changes to the risks described in our Fiscal 2024 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Rule 10b5-1 Trading Arrangements

On August 14, 2024, John Hazen, the Company’s Chief Digital Officer, adopted a written plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). The 10b5-1 Plan provides for the potential sale of up to 6,311 shares of the Company’s common stock that Mr. Hazen may acquire upon the exercise of outstanding stock options, beginning January 2, 2025 through December 31, 2027.

During the quarter ended September 28, 2024, except as described above, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: October 30, 2024	/s/ James G. Conroy
James G. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2024	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)