Form 10-Q
period 2024-12-28
Boot Barn Holdings, Inc.
filed 2025-01-31
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2024

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

As of January 29, 2025, the registrant had 30,592,974 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Thirty-Nine weeks Ended December 28, 2024

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 28,	March 30,
	2024	2024

Assets
Current assets:
Cash and cash equivalents	$152,914	$75,847
Accounts receivable, net	10,239	9,964
Inventories	690,285	599,120
Prepaid expenses and other current assets	45,942	44,718
Total current assets	899,380	729,649
Property and equipment, net	398,157	323,667
Right-of-use assets, net	453,051	390,501
Goodwill	197,502	197,502
Intangible assets, net	58,677	58,697
Other assets	6,252	5,576
Total assets	$2,013,019	$1,705,592
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$129,265	$132,877
Accrued expenses and other current liabilities	209,483	116,477
Short-term lease liabilities	70,302	63,454
Total current liabilities	409,050	312,808
Deferred taxes	37,789	42,033
Long-term lease liabilities	471,148	403,303
Other liabilities	4,460	3,805
Total liabilities	922,447	761,949

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value; December 28, 2024 - 100,000 shares authorized, 30,885 shares issued; March 30, 2024 - 100,000 shares authorized, 30,572 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	243,779	232,636
Retained earnings	866,429	723,026
Less: Common stock held in treasury, at cost, 298 and 228 shares at December 28, 2024 and March 30, 2024, respectively	(19,639)	(12,022)
Total stockholders’ equity	1,090,572	943,643
Total liabilities and stockholders’ equity	$2,013,019	$1,705,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023

Net sales	$608,170	$520,399	$1,457,355	$1,278,550
Cost of goods sold	369,301	321,292	908,879	803,564
Gross profit	238,869	199,107	548,476	474,986
Selling, general and administrative expenses	139,405	123,960	358,811	315,016
Income from operations	99,464	75,147	189,665	159,970
Interest expense	416	522	1,151	2,008
Other income, net	110	351	1,655	525
Income before income taxes	99,158	74,976	190,169	158,487
Income tax expense	24,092	19,352	46,766	40,930
Net income	$75,066	$55,624	$143,403	$117,557

Earnings per share:
Basic	$2.46	$1.84	$4.70	$3.90
Diluted	$2.43	$1.81	$4.64	$3.84
Weighted average shares outstanding:
Basic	30,559	30,293	30,501	30,117
Diluted	30,898	30,649	30,876	30,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2024	30,572	$3	$232,636	$723,026	(228)	$(12,022)	$943,643
Net income	—	—	—	38,909	—	—	38,909
Issuance of common stock related to stock-based compensation	228	—	951	—	—	—	951
Tax withholding for net share settlement	—	—	—	—	(69)	(7,445)	(7,445)
Stock-based compensation expense	—	—	5,764	—	—	—	5,764
Balance at June 29, 2024	30,800	$3	$239,351	$761,935	(297)	$(19,467)	$981,822
Net income	—	—	—	29,428	—	—	29,428
Issuance of common stock related to stock-based compensation	24	—	480	—	—	—	480
Tax withholding for net share settlement	—	—	—	—	(1)	(172)	(172)
Stock-based compensation expense	—	—	5,100	—	—	—	5,100
Balance at September 28, 2024	30,824	$3	$244,931	$791,363	(298)	$(19,639)	$1,016,658
Net income	—	—	—	75,066	—	—	75,066
Issuance of common stock related to stock-based compensation	61	—	1,518	—	—	—	1,518
Stock-based compensation expense (Note 5)	—	—	(2,670)	—	—	—	(2,670)
Balance at December 28, 2024	30,885	$3	$243,779	$866,429	(298)	$(19,639)	$1,090,572

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2023	30,072	$3	$209,964	$576,030	(192)	$(9,547)	$776,450
Net income	—	—	—	34,253	—	—	34,253
Issuance of common stock related to stock-based compensation	123	—	345	—	—	—	345
Tax withholding for net share settlement	—	—	—	—	(34)	(2,305)	(2,305)
Stock-based compensation expense	—	—	4,953	—	—	—	4,953
Balance at July 1, 2023	30,195	$3	$215,262	$610,283	(226)	$(11,852)	$813,696
Net income	—	—	—	27,680	—	—	27,680
Issuance of common stock related to stock-based compensation	316	—	8,237	—	—	—	8,237
Tax withholding for net share settlement	—	—	—	—	(1)	(107)	(107)
Stock-based compensation expense	—	—	2,880	—	—	—	2,880
Balance at September 30, 2023	30,511	$3	$226,379	$637,963	(227)	$(11,959)	$852,386
Net income	—	—	—	55,624	—	—	55,624
Issuance of common stock related to stock-based compensation	17	—	347	—	—	—	347
Tax withholding for net share settlement	—	—	—	—	—	(8)	(8)
Stock-based compensation expense	—	—	2,596	—	—	—	2,596
Balance at December 30, 2023	30,528	$3	$229,322	$693,587	(227)	$(11,967)	$910,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 28,	December 30,
	2024	2023

Cash flows from operating activities
Net income	$143,403	$117,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,801	35,801
Stock-based compensation	8,194	10,429
Amortization of intangible assets	20	41
Noncash lease expense	49,316	40,361
Amortization and write-off of debt issuance fees and debt discount	81	81
Loss on disposal of assets	119	660
Deferred taxes	(4,244)	6,689
Changes in operating assets and liabilities:
Accounts receivable, net	(252)	2,905
Inventories	(91,165)	26,116
Prepaid expenses and other current assets	(1,515)	(5,945)
Other assets	(676)	855
Accounts payable	(3,388)	2,588
Accrued expenses and other current liabilities	80,678	28,476
Other liabilities	655	916
Operating leases	(36,340)	(27,071)
Net cash provided by operating activities	$190,687	$240,459
Cash flows from investing activities
Purchases of property and equipment	(108,361)	(91,297)
Proceeds from sale of property and equipment	55	—
Net cash used in investing activities	$(108,306)	$(91,297)
Cash flows from financing activities
Payments on line of credit, net	—	(66,043)
Repayments on debt and finance lease obligations	(646)	(655)
Tax withholding payments for net share settlement	(7,617)	(2,420)
Proceeds from the exercise of stock options	2,949	8,929
Net cash used in financing activities	$(5,314)	$(60,189)
Net increase in cash and cash equivalents	77,067	88,973
Cash and cash equivalents, beginning of period	75,847	18,193
Cash and cash equivalents, end of period	$152,914	$107,166

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$29,220	$45,637
Cash paid for interest	$1,047	$1,931
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$28,370	$15,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,885,060 issued and 30,586,663 outstanding shares of common stock as of December 28, 2024. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 438 stores in 46 states as of December 28, 2024 and 400 stores in 45 states as of March 30, 2024. As of December 28, 2024, all stores operate under the Boot Barn name.

Recent Developments

The Company’s business and opportunities for growth depend on consumer discretionary spending, and as such, the Company’s results are particularly sensitive to economic conditions and consumer confidence. Inflation and other challenges affecting the global economy could impact the Company’s operations and will depend on future developments, which are uncertain. These and other effects make it more challenging for management to estimate the future performance of the Company’s business, particularly over the near-to-medium term. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Fiscal 2024 10-K”).

Basis of Presentation

The Company’s condensed consolidated financial statements as of December 28, 2024 and March 30, 2024 and for the thirteen and thirty-nine weeks ended December 28, 2024 and December 30, 2023 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (together with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Leases

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates for its population of leases. Related operating and finance lease right-of-use (“ROU”) assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations. The majority of total lease costs is recorded as part of cost of goods sold, with the balance recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations.

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

Although market quotes for the fair value of the outstanding debt arrangement discussed in Note 4, “Revolving Credit Facility”, is not readily available, the Company believes that its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of December 28, 2024.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption or expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $7.0 million and $5.6 million as of December 28, 2024 and December 30, 2023, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	December 28, 2024	December 30, 2023
Beginning balance as of March 30, 2024 and April 1, 2023, respectively	$5,050	$4,145
Year-to-date provisions	15,659	13,970
Year-to-date award redemptions	(13,690)	(12,497)
Ending balance	$7,019	$5,618

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

Gift Card Program
(in thousands)	December 28, 2024	December 30, 2023
Beginning balance as of March 30, 2024 and April 1, 2023, respectively	$23,649	$19,855
Year-to-date issued	38,771	34,937
Year-to-date redemptions	(27,535)	(25,786)
Ending balance	$34,885	$29,006

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Footwear	43%	43%	46%	47%
Apparel	41%	40%	37%	37%
Hats, accessories and other	16%	17%	17%	16%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Stores	88%	87%	89%	89%
E-commerce	12%	13%	11%	11%
Total	100%	100%	100%	100%

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires additional disclosure of certain costs and expenses within the notes to the financial statements. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendments should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adoption on its financial disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about an entity’s effective tax rate reconciliation, as well as information on income taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. The amendments should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending March 29, 2025, and subsequent interim periods, with early application permitted. The Company is currently assessing the effect of this update on the Company’s consolidated financial statements and related disclosures.

3. Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both December 28, 2024 and March 30, 2024. As of December 28, 2024, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During both the thirteen and thirty-nine weeks ended December 28, 2024 and December 30, 2023, the Company did not record any long-lived asset impairment charges.

Net intangible assets as of December 28, 2024 and March 30, 2024 consisted of the following (in thousands, except for weighted average useful life):

	December 28, 2024
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

During the thirteen weeks ended December 28, 2024, the Company did not record amortization expense for intangible assets. During the thirteen weeks ended December 30, 2023 and thirty-nine weeks ended December 28, 2024 and December 30, 2023, amortization expense for intangible assets totaled less than $0.1 million and is included in selling, general and administrative expenses.

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of December 28, 2024 were zero and $2.9 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 30, 2024 were zero and $2.3 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and thirty-nine weeks ended December 28, 2024 was $0.2 million and $0.6 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 28, 2024 was 7.8%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and thirty-nine weeks ended December 30, 2023 was $0.4 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 30, 2023 was 8.5%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 28, 2024, the fair value of this embedded derivative was estimated and was not significant.

As of December 28, 2024, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million have been incurred under the Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.3 million and $0.4 million as of December 28, 2024 and March 30, 2024, respectively. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of less than $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirteen weeks ended December 28, 2024 and December 30, 2023.

Total amortization expense of $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirty-nine weeks ended December 28, 2024 and December 30, 2023.

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

On August 26, 2020 (the “Effective Date”), the Company’s stockholders approved the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan, and on August 25, 2021, the Company’s stockholders approved Amendment No. 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2020 Plan) and non-employee directors of the Company’s Board of Directors or any member of any board of directors of any Affiliate for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. In addition, and subject to adjustment as set forth in the 2020 Plan, shares of common stock subject to outstanding awards under the 2014 Plan that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid in shares or are paid in cash after the Effective Date shall be added to the share reserve under the 2020 Plan. As of December 28, 2024, all awards granted under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan are subject to the vesting criteria discussed in Note 8 to the Company’s consolidated financial statements included in the Fiscal 2024 10-K. Restricted stock units granted under the 2020 Plan vest over service periods ranging from one to four years, as determined by the Compensation Committee. Performance share units granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During both the thirteen and thirty-nine weeks ended December 28, 2024 and December 30, 2023, the Company did not grant options to purchase shares.

The following table summarizes the stock option activity for the thirty-nine weeks ended December 28, 2024:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (1)
			(in years)	(in thousands)
Outstanding at March 30, 2024	340,605	$40.00
Granted	—	—
Exercised	(122,547)	24.06		$12,999
Cancelled, forfeited or expired	(86,189)	86.96
Outstanding at December 28, 2024	131,869	$24.13	4.4	$17,478
Vested and expected to vest after December 28, 2024	131,869	$24.13	4.4	$17,478
Exercisable at December 28, 2024	131,869	$24.13	4.4	$17,478
(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of the in-the-money stock options outstanding at the end of each fiscal period.

A summary of the status of non-vested stock options as of December 28, 2024, including changes during the thirty-nine weeks ended December 28, 2024, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 30, 2024	154,487	$30.63
Granted	—	—
Vested	(68,298)	10.71
Nonvested shares forfeited	(86,189)	46.41
Nonvested at December 28, 2024	—	$—

Restricted Stock Units

During the thirteen weeks ended December 28, 2024, the Company granted 12,953 restricted stock units to the Executive Chairman of the Company’s Board of Directors and various employees under the 2020 Plan. The restricted stock units granted cliff vest on the second anniversary of the grant date, provided that the respective award recipient continues to be employed by the Company through the vest date. The grant date fair value of the awards granted during the thirteen weeks ended December 28, 2024 totaled $1.8 million. The Company recognizes the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the grant date.

During the thirty-nine weeks ended December 28, 2024, the Company granted 109,013 restricted stock units to various non-employee directors, the Executive Chairman of the Company’s Board of Directors, and various employees under the 2020 Plan. The restricted stock units granted vest in periods ranging from one to three years, provided that the respective award recipient continues to be employed by the Company through the vesting period (subject to certain exceptions). The grant date fair value of the awards granted during the thirty-nine weeks ended December 28, 2024 totaled $12.5 million. The Company recognizes the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the grant date.

During the thirteen weeks ended December 30, 2023, the Company did not grant restricted stock units.

During the thirty-nine weeks ended December 30, 2023, the Company granted 132,713 restricted stock units to various non-employee directors and employees under the 2020 Plan. The restricted stock units granted to employees vest in three equal annual installments beginning on the grant date, provided that the respective award recipient continues to be employed by the Company through each of those dates (subject to certain exceptions). The restricted stock units granted to the Company’s non-employee directors vest on the first day following the first anniversary of the date of the grant. The grant date fair value of the awards granted during the thirty-nine weeks ended December 30, 2023 totaled $8.6 million. The Company recognizes the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the grant date.

Performance Share Units

The Company did not grant performance share units during the thirteen weeks ended December 28, 2024 and December 30, 2023.

During the thirty-nine weeks ended December 28, 2024 and December 30, 2023, the Company granted 61,530 and 112,740 performance share units, respectively, to various employees under the 2020 Plan with grant date fair values of $6.9 million and $7.3 million, respectively. Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance period for the awards granted during the thirty-nine weeks ended December 28, 2024 began March 31, 2024 and ends March 27, 2027, and the performance period for the awards granted during the thirty-nine weeks ended December 30, 2023 began April 2, 2023 and ends March 28, 2026.

The performance metrics for these awards were established at the beginning of the performance periods. At the end of the performance periods, the number of performance share units to be issued is fixed based upon the degree of achievement of the performance goals. If the cumulative three-year performance goals are below the threshold level, the number of performance share units to vest will be 0%, if the performance goals are at the threshold level, the number of performance share units to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of performance share units to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of performance share units to vest will be 200% of the target amounts, each subject to continued service by the applicable award recipients through the last day of the respective performance periods (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of performance share units that vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant’s target award.

The grant date fair value of the performance share units granted during both the thirty-nine weeks ended December 28, 2024 and December 30, 2023, respectively, was initially measured using the Company’s closing stock price on the dates of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting periods (subject to certain exceptions). The expense recognized over the vesting periods is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance periods. If the performance metrics are not probable of achievement during the performance periods, any previously recognized stock compensation expense is reversed. The awards are forfeited if the threshold performance goals are not achieved as of the end of the respective performance periods.

Stock-Based Compensation Expense

During the thirteen weeks ended December 28, 2024, the Company’s Chief Executive Officer (“CEO”) resigned and forfeited all of his unvested equity awards. This resulted in a net reversal of stock-based compensation expense of $6.0 million associated with the former CEO’s unvested equity awards during the thirteen weeks ended December 28, 2024. Stock-based compensation expense was ($2.7 million) and $2.6 million for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively. Stock-based compensation expense was $8.2 million and $10.4 million for the thirty-nine weeks ended December 28, 2024 and December 30, 2023, respectively. Stock-based compensation expense of $0.9 million and $0.3 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively. Stock-based compensation expense of $3.7 million and $2.1 million was recorded in cost of goods sold in the condensed consolidated statements of operations for the thirty-nine weeks ended December 28, 2024 and December 30, 2023, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of December 28, 2024, there was no unrecognized stock-based compensation expense related to unvested stock options. As of December 28, 2024, there was $9.0 million of total unrecognized stock-based compensation expense related to restricted stock units, with a weighted-average remaining recognition period of 1.82 years. As of December 28, 2024, there was $6.2 million of total unrecognized stock-based compensation expense related to performance share units, with a weighted-average remaining recognition period of 2.12 years.

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

ROU assets are tested for impairment in the same manner as long-lived assets. The Company did not record ROU asset impairment charges related to its stores during the thirteen and thirty-nine weeks ended December 28, 2024 and December 30, 2023.

ROU assets and lease liabilities as of December 28, 2024 and March 30, 2024 consisted of the following:

		December 28, 2024	March 30, 2024
	Balance Sheet Classification	(in thousands)	(in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$7,976	$8,537
Operating lease assets	Right-of-use assets, net	445,075	381,964
Total lease assets		$453,051	$390,501

Liabilities
Current
Finance	Short-term lease liabilities	$929	$873
Operating	Short-term lease liabilities	69,373	62,581
Total short-term lease liabilities		$70,302	$63,454

Non-Current
Finance	Long-term lease liabilities	$13,726	$14,428
Operating	Long-term lease liabilities	457,422	388,875
Total long-term lease liabilities		$471,148	$403,303
Total lease liabilities		$541,450	$466,757

Total lease costs for the thirteen and thirty-nine weeks ended December 28, 2024 and December 30, 2023 were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Finance lease cost
Amortization of right-of-use assets	$187	$205	$561	$618
Interest on lease liabilities	157	167	479	508
Total finance lease cost	$344	$372	$1,040	$1,126

Operating lease cost	$23,469	$18,515	$67,140	$53,594
Short-term lease cost	1,301	1,298	2,921	3,138
Variable lease cost	8,176	6,132	23,243	18,266
Total lease cost	$33,290	$26,317	$94,344	$76,124

The following table summarizes future lease payments as of December 28, 2024:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2025 (Remainder)	$11,974	$381
2026	94,352	1,552
2027	94,170	1,590
2028	83,883	1,629
2029	76,359	1,669
Thereafter	289,459	11,226
Total	650,197	18,047
Less: Imputed interest	(123,402)	(3,392)
Present value of net lease payments	$526,795	$14,655

As of December 28, 2024, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $122.1 million.

The following table includes supplemental lease information:

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$71,301	$57,127
Operating cash flows used for finance leases	472	501
Financing cash flows used for finance leases	662	670
	$72,435	$58,298
Lease liabilities arising from new right-of-use assets
Operating leases	$111,866	$80,498
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.8	8.0
Finance leases	10.7	11.7

Weighted average discount rate
Operating leases	5.1%	4.9%
Finance leases	10.9%	10.9%

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

The income tax rate was 24.3% and 25.8% for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively, and 24.6% and 25.8% for the thirty-nine weeks ended December 28, 2024 and December 30, 2023, respectively. The tax rate for the thirteen weeks ended December 28, 2024 was lower than the tax rate for the thirteen weeks ended December 30, 2023, primarily due to reductions in nondeductible expenses.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance is not required as of December 28, 2024. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 28, 2024 and March 30, 2024, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 28, 2024, the Company was aware of one ongoing state tax examination but had not accrued any additional tax liability in connection therewith.

9. Related Party Transactions

During the thirteen weeks ended December 28, 2024, the Company had no capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. During the thirty-nine weeks ended December 28, 2024 and both the thirteen and thirty-nine weeks ended December 30, 2023, the Company had capital expenditures with Floor & Decor Holdings, Inc. that amounted to less than $0.1 million, and were recorded as property and equipment, net on the condensed consolidated balance sheet. One member of the Company’s Board of Directors currently serves on the board of directors at Floor & Decor Holdings, Inc. Additionally, one member of the Company’s Board of Directors served as an executive officer at Floor & Decor Holdings, Inc. through April 2022.

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

The components of basic and diluted earnings per share of common stock, in the aggregate, for the thirteen and thirty-nine weeks ended December 28, 2024 and December 30, 2023 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 30,	December 28,	December 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$75,066	$55,624	$143,403	$117,557

Weighted average basic shares outstanding	30,559	30,293	30,501	30,117
Dilutive effect of options and restricted stock	339	356	375	458
Weighted average diluted shares outstanding	30,898	30,649	30,876	30,575

Basic earnings per share	$2.46	$1.84	$4.70	$3.90
Diluted earnings per share	$2.43	$1.81	$4.64	$3.84

During the thirteen weeks ended December 28, 2024 and December 30, 2023, securities outstanding totaling approximately zero and 89,098 shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

During the thirty-nine weeks ended December 28, 2024 and December 30, 2023, securities outstanding totaling approximately 12,953 and 86,882 shares, respectively, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited financial statements and related notes of Boot Barn Holdings, Inc. and its subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on

May 15, 2024 (the “Fiscal 2024 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Company”, “Boot Barn”, “we”, “our” and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the U.S. As of December 28, 2024, we operated 438 stores in 46 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces, as well as the Boot Barn app. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

If the criteria described with respect to acquired stores above are met, then all net sales of such acquired store, excluding those net sales before our acquisition of that store, are included for the period presented. However, when an acquired store is included for the period presented, the net sales of such acquired store for periods before its acquisition are included (to the extent relevant) for purposes of calculating “same store sales growth” and illustrating the comparison between the applicable periods. Pre-acquisition net sales numbers are derived from the books and records of the acquired company, as prepared prior to the acquisition, and are not independently verified by us.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 30,	December 28,	December 30,
(dollars in thousands)	2024	2023	2024	2023
Condensed Consolidated Statements of Operations Data:
Net sales	$608,170	$520,399	$1,457,355	$1,278,550
Cost of goods sold	369,301	321,292	908,879	803,564
Gross profit	238,869	199,107	548,476	474,986
Selling, general and administrative expenses	139,405	123,960	358,811	315,016
Income from operations	99,464	75,147	189,665	159,970
Interest expense	416	522	1,151	2,008
Other income, net	110	351	1,655	525
Income before income taxes	99,158	74,976	190,169	158,487
Income tax expense	24,092	19,352	46,766	40,930
Net income	$75,066	$55,624	$143,403	$117,557

Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.7%	61.7%	62.4%	62.8%
Gross profit	39.3%	38.3%	37.6%	37.2%
Selling, general and administrative expenses	22.9%	23.8%	24.6%	24.6%
Income from operations	16.4%	14.4%	13.0%	12.5%
Interest expense	0.1%	0.1%	0.1%	0.2%
Other income, net	—%	0.1%	0.1%	—%
Income before income taxes	16.3%	14.4%	13.0%	12.4%
Income tax expense	4.0%	3.7%	3.2%	3.2%
Net income	12.3%	10.7%	9.8%	9.2%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended December 28, 2024 Compared to Thirteen Weeks Ended December 30, 2023

Net sales. Net sales increased $87.8 million, or 16.9%, to $608.2 million for the thirteen weeks ended December 28, 2024 from $520.4 million for the thirteen weeks ended December 30, 2023. Consolidated same store sales increased 8.6%. Excluding the impact of the 11.1% increase in e-commerce same store sales, same store sales increased by 8.2%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $39.8 million, or 20.0%, to $238.9 million for the thirteen weeks ended December 28, 2024 from $199.1 million for the thirteen weeks ended December 30, 2023. As a percentage of net sales, gross profit increased by 100 basis points to 39.3% for the thirteen weeks ended December 28, 2024 from 38.3% for the thirteen weeks ended December 30, 2023. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. The increase in gross profit rate of 100 basis points was driven primarily by a 130 basis-point increase in merchandise margin rate, partially offset by 30 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was primarily the result of supply chain efficiencies, better buying economies of scale, and growth in exclusive brand penetration. The deleverage in buying, occupancy and distribution center costs was driven by the occupancy costs of new stores.

Selling, general and administrative expenses. SG&A expenses increased $15.4 million, or 12.5%, to $139.4 million for the thirteen weeks ended December 28, 2024 from $124.0 million for the thirteen weeks ended December 30, 2023.

The increase in selling, general and administrative expenses as compared to the prior-year period was primarily the result of higher store payroll and store-related expenses associated with operating more stores, marketing expenses, and incentive-based compensation in the current year, partially offset by the Company’s former Chief Executive Officer’s (“CEO”) forfeiture of unvested long-term equity incentive compensation and the reversal of fiscal 2025 cash incentive bonus expense as a result of his resignation. As a percentage of net sales, SG&A decreased by 90 basis points to 22.9% for the thirteen weeks ended December 28, 2024 from 23.8% for the thirteen weeks ended December 30, 2023, primarily as a result of the aforementioned forfeiture of unvested long-term equity incentive compensation and reversal of 2025 cash incentive bonus expense.

Income from operations. Income from operations increased $24.3 million, or 32.4%, to $99.5 million for the thirteen weeks ended December 28, 2024 from $75.1 million for the thirteen weeks ended December 30, 2023. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 16.4% and 14.4% for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively.

Interest expense. Interest expense was $0.4 million and $0.5 million for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively. The decrease in interest expense in the current-year period was primarily the result of a lower average debt balance in the current year.

Income tax expense. Income tax expense was $24.1 million for the thirteen weeks ended December 28, 2024 compared to $19.4 million for the thirteen weeks ended December 30, 2023. Our effective tax rate was 24.3% and 25.8% for the thirteen weeks ended December 28, 2024 and December 30, 2023, respectively. The tax rate for the thirteen weeks ended December 28, 2024 was lower than the tax rate for the thirteen weeks ended December 30, 2023, primarily due to reductions in nondeductible expenses.

Net income. Net income was $75.1 million for the thirteen weeks ended December 28, 2024 compared to $55.6 million for the thirteen weeks ended December 30, 2023. The increase in net income was primarily attributable to the factors noted above.

Thirty-Nine weeks Ended December 28, 2024 Compared to Thirty-Nine weeks Ended December 30, 2023

Net sales. Net sales increased $178.8 million, or 14.0%, to $1.457 billion for the thirty-nine weeks ended December 28, 2024 from $1.279 billion for the thirty-nine weeks ended December 30, 2023. Consolidated same store sales increased 5.4%. Excluding the impact of the 9.7% increase in e-commerce same store sales, same store sales increased by 4.8%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $73.5 million, or 15.5%, to $548.5 million for the thirty-nine weeks ended December 28, 2024 from $475.0 million for the thirty-nine weeks ended December 30, 2023. As a percentage of net sales, gross profit increased by 50 basis points to 37.6% for the thirty-nine weeks ended December 28, 2024 from 37.2% for the thirty-nine weeks ended December 30, 2023. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. The increase in gross profit rate of 50 basis points was driven primarily by a 100 basis-point increase in merchandise margin rate, partially offset by 50 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was the result of supply chain efficiencies, while the deleverage in buying, occupancy and distribution center costs was driven primarily by the occupancy costs of new stores.

Selling, general and administrative expenses. SG&A expenses increased $43.8 million, or 13.9%, to $358.8 million for the thirty-nine weeks ended December 28, 2024 from $315.0 million for the thirty-nine weeks ended December 30, 2023. The increase in selling, general and administrative expenses as compared to the prior-year period was primarily the result of higher store payroll and store-related expenses associated with operating more stores, corporate general and administrative expenses, and marketing expenses in the current year, partially offset by the Company’s former CEO’s forfeiture of unvested long-term equity incentive compensation and the reversal of fiscal 2025 cash incentive bonus expense as a result of his resignation. As a percentage of net sales, SG&A was 24.6% for both the thirty-nine weeks ended December 28, 2024 and December 30, 2023.

Income from operations. Income from operations increased $29.7 million, or 18.6%, to $189.7 million for the thirty-nine weeks ended December 28, 2024 from $160.0 million for the thirty-nine weeks ended December 30, 2023. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 13.0% and 12.5% for the thirty-nine weeks ended December 28, 2024 and December 30, 2023, respectively.

Interest expense. Interest expense was $1.2 million and $2.0 million for the thirty-nine weeks ended December 28, 2024 and December 30, 2023, respectively. The decrease in interest expense in the current-year period was primarily the result of a lower average debt balance in the current year.

Income tax expense. Income tax expense was $46.8 million for the thirty-nine weeks ended December 28, 2024 compared to $40.9 million for the thirty-nine weeks ended December 30, 2023. Our effective tax rate was 24.6% and 25.8% for the thirty-nine weeks ended December 28, 2024 and December 30, 2023, respectively. The tax rate for the thirty-nine weeks ended December 28, 2024 was lower than the tax rate for the thirty-nine weeks ended December 30, 2023, primarily due to reductions in nondeductible expenses and a higher tax benefit caused by an increase in tax deductions for share-based compensation awards for the thirty-nine weeks ended December 28, 2024, and changes to state enacted tax rates for the period ended December 30, 2023.

Net income. Net income was $143.4 million for the thirty-nine weeks ended December 28, 2024 compared to $117.6 million for the thirty-nine weeks ended December 30, 2023. The increase in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Selected Store Data:
Same Store Sales growth/(decline)	8.6%	(9.7)%	5.4%	(6.3)%
Stores operating at end of period	438	382	438	382
Comparable stores open during period	374	322	375	322
Total retail store selling square footage, end of period (in thousands)	4,877	4,153	4,877	4,153
Average retail store selling square footage, end of period	11,134	10,872	11,134	10,872
Average sales per comparable store (in thousands)(1)	$1,301	$1,256	$3,131	$3,119
(1)	Average sales per comparable store is calculated by dividing comparable store trailing three-month or nine-month sales for the applicable period by the number of comparable stores operating during the period.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. Included in our fiscal 2025 capital expenditures are continued investments in our new distribution center in Kansas City, Missouri. We estimate that our total capital expenditures in fiscal 2025 will be between $115.0 million and $120.0 million (including the capital expenditures made during the thirty-nine weeks ended December 28, 2024), which is net of estimated landlord tenant allowances of $30.2 million. We anticipate that we will use cash flows from operations to fund these expenditures.

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of December 28, 2024 were zero and $2.9 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 30, 2024 were zero and $2.3 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and thirty-nine weeks ended December 28, 2024 was $0.2 million and $0.6 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 28, 2024 was 7.8%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and thirty-nine weeks ended December 30, 2023 was $0.4 million and $1.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 30, 2023 was 8.5%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 28, 2024, the fair value of this embedded derivative was estimated and was not significant.

As of December 28, 2024, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $152.9 million as of December 28, 2024 compared to $75.8 million as of March 30, 2024.

The following table presents summary cash flow information for the periods indicated below:

	Thirty-Nine Weeks Ended
	December 28,	December 30,
(in thousands)	2024	2023
Net cash provided by/(used in):
Operating activities	$190,687	$240,459
Investing activities	(108,306)	(91,297)
Financing activities	(5,314)	(60,189)
Net increase in cash	$77,067	$88,973

Operating Activities

Net cash provided by operating activities was $190.7 million for the thirty-nine weeks ended December 28, 2024. The significant components of cash flows provided by operating activities were net income of $143.4 million, the add-back of non-cash lease expense of $49.3 million, depreciation and intangible asset amortization expense of $45.8 million, and stock-based compensation expense of $8.2 million. Accounts payable and accrued expenses and other current liabilities increased by $77.3 million due to the timing of payments. Inventory increased by $91.2 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $108.3 million for the thirty-nine weeks ended December 28, 2024, which was attributable to capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Net cash used in investing activities was $91.3 million for the thirty-nine weeks ended December 30, 2023, which was attributable to capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $5.3 million for the thirty-nine weeks ended December 28, 2024. We paid $7.6 million in taxes related to the vesting of restricted stock. We also received $2.9 million from the exercise of stock options.

Net cash used in financing activities was $60.2 million for the thirty-nine weeks ended December 30, 2023. We paid $66.0 million on our revolving line of credit and paid $2.4 million in taxes related to the vesting of restricted stock. We also received $8.9 million from the exercise of stock options.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of December 28, 2024, there were no amounts outstanding under the Wells Fargo Revolver.

As of December 28, 2024, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2024 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2024. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 28, 2024, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 28, 2024, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2024 10-K. As of December 28, 2024, there were no material changes to the risks described in our Fiscal 2024 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended December 28, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

10.1	Form of Restricted Stock Award Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: January 30, 2025	/s/ John Hazen
John Hazen
Interim Chief Executive Officer (Principal Executive Officer)

Date: January 30, 2025	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)