Form 10-K
period 2025-03-29
Boot Barn Holdings, Inc.
filed 2025-05-15
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36711

BOOT BARN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0776290 (I.R.S. Employer Identification No.)

17100 Laguna Canyon Road

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $3.766 billion. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 9, 2025 was 30,594,094.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2025 fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Fiscal Year

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations, and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2025, fiscal 2024, and fiscal 2023, which represent our fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023, respectively. Fiscal 2025 and 2024 were each 52-week periods and fiscal 2023 was a 53-week period.

PART I

Item 1. Business.

Our Company

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. With 459 stores in 49 states as of March 29, 2025, we have more than four times as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to grow our domestic store base to 900 stores. Our stores, which are typically freestanding or located in strip centers, average 11,200 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high-quality footwear and apparel. We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our vision, “To offer everyone a piece of the American spirit – one handshake at a time.”

Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends. Accordingly, a majority of our inventory is kept in stock through automated replenishment programs. Our boot selection, which comprises approximately one-third of each store’s selling square footage space, is merchandised on self-service fixtures with western boots arranged by size and work boots arranged by style and function. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market-leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western-style jewelry and accessories. Our western assortment includes many of the industry’s most sought-after brands, such as Ariat, Cinch, Cody James, Corral, Dan Post, Durango, El Dorado, Idyllwind, Justin, Laredo, Levi’s, Miss Me, Montana Silversmiths, Moonshine Spirit, Resistol, Shyanne, Stetson, Tony Lama, Twisted X, and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety-toe boots and flame-resistant and high-visibility clothing. Among the top work brands sold in our stores are Carhartt, Cody James Work, Georgia Boot, Hawx, Thorogood, Timberland Pro and Wolverine. Our merchandise is also available on our e-commerce websites.

Boot Barn was founded in 1978 and, over the past 47 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

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

Strong e-commerce positioning. We offer a compelling shopping experience to our customers, including 459 brick-and-mortar stores (as of March 29, 2025) combined with our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces, as well as the Boot Barn app. Bootbarn.com and sheplers.com offer a compelling every-day low price shopping experience catered towards a lifestyle customer with western roots and a strong work influence. Countryoutfitter.com has a curated assortment appealing to a more fashion-based country lifestyle customer. Each of our e-commerce sites has distinct brand positioning and provides a differentiated shopping experience to our customers.

Fast growing specialty retailer of western and work wear in the U.S. Our broad geographic footprint, which currently spans 49 states (as of March 29, 2025), provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Loyal customer base. Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. Our customer loyalty program, B Rewarded, enhances our connection and relationship with our customers. Our loyalty program has grown rapidly since its inception in fiscal 2011 and as of March 29, 2025, includes approximately 9.6 million members who have purchased merchandise from us in the last three fiscal years. The majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our stores and e-commerce websites, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

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

Portfolio of exclusive brands. We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of brands exclusive to us, which include Cody James, Shyanne, Idyllwind, Hawx, Moonshine Spirit, Rank 45, Cody James Black 1978, Gibson, Cody James Work, Cleo + Wolf, Brothers & Sons, El Dorado, and Blue Ranchwear. Our exclusive brands are currently available in stores, on bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces, and offer high-quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our exclusive brands address product and price segments that we believe are underserved by third-party brands and has historically achieved better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our exclusive brands have been strong, demonstrated by their increasing penetration and sales momentum across our store base and e-commerce websites.

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

Our new store model requires an average net cash investment of approximately $1.7 million and targets an average payback period of three years. Our lean operating structure, coupled with our strong supplier relationships, has allowed us to grow with minimal supply chain investments as a portion of our products ship directly from our suppliers to our stores. We believe that our proven retail model and attractive unit economics support our ability to grow our store footprint in both new and existing markets across the U.S.

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

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Continuing omni-channel leadership. Our growing national footprint, social media following and broader marketing efforts drive traffic to our stores and e-commerce websites. We operate our e-commerce websites and app as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e-commerce websites, which reached more than 114 million total visits during fiscal 2025, as compared to more than 86 million total visits in fiscal 2024, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access additional boots, apparel and other items from our e-commerce distribution center inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, same day delivery and in-store fulfillment of online purchases. We have also made investments in our e-commerce infrastructure, including adding automation to our distribution centers to support expanding e-commerce growth. Our e-commerce sales as a portion of total consolidated net sales were 10.5% and 11.0% in fiscal 2025 and fiscal 2024, respectively.

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

Building our exclusive brand portfolio. We believe we can achieve gross margin enhancement by increasing the penetration of our exclusive brand sales. As of March 29, 2025, our exclusive brands include Cody James, Shyanne, Idyllwind, Hawx, Moonshine Spirit, Rank 45, Cody James Black 1978, Gibson, Cody James Work, Cleo + Wolf, Brothers & Sons, El Dorado, and Blue Ranchwear, and are sold in our stores, on our e-commerce websites and app, and on third-party marketplaces. Each of our exclusive brands, which address product and price segments that we believe are underserved by third-party brands, offers high quality exclusive products to our customers and has historically achieved better merchandise margins than the third-party brands that we carry.

Expanding our store base. Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2025, we opened 60 new stores with no acquisitions. We typically rebrand acquired stores within twelve months from the date of acquisition. Based on an extensive analysis, we believe that we have the potential to grow our domestic store base of 459 stores as of March 29, 2025 to approximately 900 stores over time. Over the long-term we plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made investments in personnel, information technology, distribution center infrastructure and e-commerce platforms to support the expansion of our operations.

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

Enhancing brand awareness. We intend to enhance our brand awareness and customer loyalty in a number of ways, such as continuing to grow our store base and our online and social media initiatives. We use broadcast media such as radio, linear and connected television, and outdoor advertisements to reach customers in new and existing markets. We also maintain our strong market position through our grassroots marketing efforts, including sponsorship of rodeos, stock shows and other western industry events, as well as our association with country music, including partnerships with Miranda Lambert and Brad Paisley and up-and-coming country musicians. We have an effective social media strategy with high customer engagement, as evidenced by our strong following on Facebook and Instagram.

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

Our Sales Channels

During fiscal 2025, we continued to enhance our omni-channel capabilities. Our current omni-channel presence consists of both brick-and-mortar stores as well as an e-commerce platform, consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces as well as the Boot Barn app.

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

Our stores are generally located in or near high visibility, power and large neighborhood shopping centers with trade areas of five or more miles. Our stores average 11,200 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our stores are designed and managed to drive profitability and, we believe, create a compelling customer shopping experience.

During fiscal 2025, we opened 60 new stores. As of March 29, 2025, our retail footprint included 459 stores in 49 states across the U.S. All stores operate under the Boot Barn name.

The following table shows the number of stores in each of the 49 states in which we operated as of March 29, 2025.

Number of
State	stores
Alabama	5
Alaska	1
Arizona	19
Arkansas	3
California	69
Colorado	16
Connecticut	2
Delaware	2
Florida	12
Georgia	6
Idaho	4
Illinois	6
Indiana	7
Iowa	6
Kansas	6
Kentucky	4
Louisiana	8
Maine	1
Maryland	2
Massachusetts	4
Michigan	5
Minnesota	7
Mississippi	2
Missouri	5
Montana	4
Nebraska	3
Nevada	13
New Hampshire	2
New Jersey	6
New Mexico	7
New York	10
North Carolina	13
North Dakota	6
Ohio	11
Oklahoma	11
Oregon	5
Pennsylvania	13
Rhode Island	1
South Carolina	5
South Dakota	2
Tennessee	14
Texas	88
Utah	6
Vermont	1
Virginia	9
Washington	10
West Virginia	3
Wisconsin	5
Wyoming	9
Total	459

E-commerce

Our e-commerce websites are an integral part of our brand and allow us to further build awareness in our current markets and reach customers not served by our current geographic footprint. During fiscal 2025, we had more than 114 million total visits to our websites, and we sold merchandise to customers in all 50 states. Approximately 3.2% of our total e-commerce revenue for fiscal 2025 was generated from customers outside of the United States. Such foreign-source revenue constituted approximately 0.4% of our overall net sales in fiscal 2025.

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

Store expansion opportunities and site selection

We have substantial experience in opening stores in new and existing geographic markets. During the last three fiscal years, we have successfully added, on a net basis, 159 new stores through organic growth. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co-tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high-traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high-density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

Based on an extensive internal and external analysis of our current customer base, store performance drivers and competitor penetration, we believe that the U.S. market supports the ability to grow our current domestic store base to approximately 900 stores. We utilized multiple methods for measuring market size, including a review of demographic and psychographic factors by core-based statistical areas across the United States. We supplemented that data by analyzing our share of the geographic markets in which we currently operate and extrapolating that share to new geographic markets. Based on our market analysis, we have created a regional and state-by-state development plan to strategically extend our store portfolio. Careful consideration was given to operational constraints and merchandising differences in new and existing markets, while balancing the relevant risks associated with opening stores in those markets.

Over the past several years, we have invested in construction and real estate resources, information technology and distribution center infrastructure to support the expansion of our operations. In addition, we have developed a model for new stores that assumes a leased 12,000 to 15,000 square foot space, requires an average net cash investment of approximately $1.7 million and targets an average payback period of three years. We believe that under this model we can grow our store base by at least 10% annually over the next several years without substantially modifying our current resources and infrastructure.

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

Given the importance of both fit and function in selling much of our product, we utilize a well-developed sales, service and product training program. We provide more than 20 hours of training for new store associates, as well as ongoing product, sales and leadership training. Additionally, we provide home office and supplier-led workshops on products, selling skills and leadership at our annual five-day store manager meeting. Our store management training programs emphasize building skills that lead to effective store management and overall leadership. Our store managers are responsible for hiring and staffing our stores and are empowered with the sales, customer service and operational tools necessary to monitor employee and store performance. We believe that our continued investments in training our employees help drive loyalty from our store associates and, in turn, our customers. We are committed to providing the right merchandise solution for each of our customers based on the ultimate end use of our products. Our goal is to train each of our store associates to be able to guide a customer throughout a store and provide helpful knowledge on product fit, functions and features across our departments. Rather than rely heavily on sales commissions and supplier-specific incentive programs, we utilize a system under which the vast majority of our store associates’ compensation is based on an hourly wage. We believe that this produces a team-oriented culture, creates a less pressured selling environment and helps ensure that our store associates are focused on the specific needs of our customers.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles tend to be items that carry over from year to year with only minor updates. In fiscal 2025, fiscal 2024 and fiscal 2023, we generated approximately 32%, 31% and 31% of our net sales during our third fiscal quarter, respectively.

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

During fiscal 2025, our products contributed to overall sales in the following manner:

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

Our scale has also allowed us to introduce our own proprietary western wear brands, Shyanne and Cody James, which offer high-quality western boots, shirts, jackets and hats for women and men, respectively. We also have an exclusive license agreement with country music star Brad Paisley, who designs a collection of boots, apparel and accessories for us, under the brand name Moonshine Spirit, that reflect his lifestyle and personality. In fiscal 2019, we entered into a new partnership with country music artist Miranda Lambert, to develop a lifestyle brand, Idyllwind, inspired by her music and creative talents, which includes boots, apparel and accessories. In fiscal 2020, we developed two additional exclusive brands, Hawx and Cody James Work. These brands offer high quality work wear and work boots to our customers. We created these brands to address segments that we believe are underserved by third-party brands. In fiscal 2022, we developed four new exclusive brands, Cleo + Wolf, Brothers & Sons, Rank 45 and Blue Ranchwear. These brands expand our exclusive merchandise assortment to our country customer. In fiscal 2024, we developed one new exclusive brand, Cody James Black 1978. We created this brand to offer premium products to our customers. We have a dedicated product development team that designs and sources merchandise from suppliers around the world. These product assortments are exclusive to Boot Barn and are merchandised and marketed as if they were third-party brands. In fiscal 2025, sales from our exclusive brand products accounted for approximately 38.6% of our consolidated sales. These exclusive brands differentiate us from our competitors and have historically produced higher incremental merchandise margins than the third-party brands that we carry.

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

Radio and television—We purchase spots on both national and regional radio stations to draw customers to nearby locations. We also maintain relationships with several country music artists in order to capitalize on the popularity of country music, using our stores and marketing communications to promote their concerts or album sales. These country music artists occasionally make in-store appearances, mention us on social media or give private performances. We also purchase both regional and national television spots on linear and connected television devices to create awareness in new markets, grow our brand recognition in existing markets and occasionally help support grand openings of new stores.

Direct mail—We conduct several direct mail campaigns, and during fiscal 2025, we sent out approximately 9.8 million mailers, ranging in size from postcards to catalogs of approximately 70 pages.

E-mail—We e-mail our e-commerce customers and members of our B Rewarded loyalty program as part of our cross-channel effort to drive traffic to our stores and websites. We sent more than two billion e-mails in fiscal 2025.

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

Distribution

Our suppliers ship a portion of our in-store merchandise directly to our stores and a portion of our e-commerce merchandise to our e-commerce customers. The remaining units are shipped from one of our distribution centers, which are located in Fontana, California, Kansas City, Missouri, and Wichita, Kansas. Our distribution centers in California and Missouri primarily distribute our exclusive brand and volume discount purchases to our stores, and supply inventory for sponsored events and new store openings. Our Wichita, Kansas distribution center fulfills our e-commerce orders. In accordance with our automated replenishment programs, third-party suppliers typically deliver merchandise to our stores daily, ensuring in-stock merchandise availability and a steady flow of new inventory for our customers.

Competition

The retail industry for western and work wear is highly fragmented and characterized by primarily regional competitors. We estimate that there are thousands of independent specialty stores scattered across the country. We believe that we compete primarily with smaller regional chains and independents on the basis of product quality, brand recognition, price, customer service and the ability to identify and satisfy consumer demand. In addition, as we expand our e-commerce sales presence, we are competing to an increasing degree with online retailers and the e-commerce offerings of traditional competitors. We also compete with farm supply stores and, to a lesser degree, mass merchants, some of which are significantly larger than us, but most of which realize only a small percentage of their total revenues from the sale of western and work wear. We have more than four times as many stores as our nearest direct competitor that sells primarily western and work wear, and we believe that our nationally recognized lifestyle brand, economies of scale, breadth and depth of inventory across a variety of categories, strong in-stock position, portfolio of authentic exclusive brands, enhanced supplier partnerships, exclusive offerings and ability to recruit and retain high quality store associates favorably differentiate us from our competitors.

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

Intellectual property

We regard our trademarks as having value and as being important to our marketing efforts. We have registered our trademarks in the U.S. and other countries where our products are manufactured and/or sold. We have registered trademarks for our key brands, including Boot Barn, Cody James, Country Outfitter, Hawx, Sheplers, and Shyanne. We also own the domain name for www.bootbarn.com, www.sheplers.com and www.countryoutfitter.com. Our policy is to pursue registration of our trademarks and to rigorously defend their infringement by third parties.

Human capital management

At Boot Barn, we strive to work together to make a positive impact on the world around us, and by working collectively, we consider ourselves “Partners.”

Our Partners—As of March 29, 2025, we employed approximately 3,300 full-time and 7,100 part-time Partners, of which approximately 1,100 were employed at our Store Support Center and Distribution Centers and approximately 9,300 were employed at our stores. The number of Partners, especially part-time Partners, fluctuates depending upon our seasonal needs.

The Company strives to be a career destination for talented individuals, who seek purpose, growth, and balance. We believe that hiring, retaining, and developing talented Partners is critically important to enhance our culture and ensure the future success of our business. We aim to support each Partner during the full-life cycle of their journey as a Boot Barn Partner -beginning with a Partner’s candidacy and onboarding to offering and maintaining competitive pay and comprehensive benefits packages to supporting career advancement and professional development throughout their tenure at Boot Barn.

Talent Development—We invest deeply in our Partners and strive to champion a homegrown, promote-from-within mentality. We offer robust onboarding experiences and strategically-designed programs that aim to provide each Partner with a strong foundation to begin their Boot Barn career and support their progress on a clearly-defined career path. Our in-house learning and development resources include an extensive library of courses covering leadership, communication, technical skills, and more.

Compensation & Benefits—The Company offers a comprehensive suite of benefits designed to support the financial, physical, and emotional needs of our full-time Partners at all levels. Our benefits range from health benefits, including medical and prescription coverage, dental, vision and life insurance, to pet insurance, legal coverage, and identity theft protection. Partners are also eligible to contribute to a 401(k) retirement plan and receive a Company match after completing one year of service. Partners also receive a generous employee discount on merchandise.

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

Available Information

Our internet address is www.bootbarn.com and the investor relations section of our website is located at investor.bootbarn.com, where we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information on our website should not be considered part of this Annual Report on Form 10-K unless specifically incorporated by reference herein.

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

Risks Related to our Business

●	Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence or local economic conditions.
●	Changes in consumer preferences and our failure to anticipate such consumer preferences and changing fashion trends could have a material adverse impact on our business.
●	Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in markets where we have newly-acquired stores and in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.
●	Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including tariffs, supply chain disruptions and geopolitical conditions such as the ongoing conflict between Russia and Ukraine.
●	Changes to U.S. or other countries’ trade policies and tariff and import/export regulations or our failure to comply with such regulations may have an adverse effect on our business, financial condition, and results of operations.
●	We face intense competition in our industry, and we may be unable to compete effectively.
●	Our failure to adapt to new challenges that arise when expanding into new geographic markets could adversely affect our ability to profitably operate those stores and maintain our brand image.
●	Our continued growth depends upon successfully opening new stores, as well as integrating any acquired stores, and our failure to successfully open new stores or integrate acquired stores could negatively affect our business and stock price.
●	Any significant change in our distribution model could initially have an adverse impact on our cash flows and results of operations.
●	If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.
●	Our efforts to improve and expand our exclusive product offerings may be unsuccessful, and implementing these efforts may divert our operational, managerial, financial and administrative resources, which could harm our competitive position and reduce our revenue and profitability.
●	A rise in the cost of fabric, raw materials, labor or transportation due to inflation, trade relations, or otherwise could increase our cost of merchandise and cause our results of operations and margins to decline.
●	We purchase merchandise based on sales projections and our purchase of too much or too little inventory may adversely affect our overall profitability.
●	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
●	If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.
●	We rely on UPS and the United States Postal Service to deliver our e-commerce merchandise to our customers, and our business could be negatively impacted by disruptions in the operations of these third-party service providers.
●	If we cannot attract, train and retain qualified employees, our business could be adversely affected.
●	If we lose key management personnel, our operations could be negatively impacted.
●	The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.
●	The adoption of new tax legislation or fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations could have a material adverse impact on our business.

●	We are required to make significant lease payments for our stores, Store Support Center and distribution centers, which may strain our cash flow.
●	We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.
●	Any inability to balance our exclusive brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.
●	Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.
●	If our suppliers and manufacturers fail to use acceptable labor or other practices, our reputation may be harmed, which could negatively impact our business.
●	Our e-commerce businesses subject us to numerous risks that could have an adverse effect on our results of operations.
●	The debt outstanding under our revolving credit facility has a variable rate of interest that may increase our cost of borrowing in the future.
●	Our revolving credit facility contains restrictions and limitations that could significantly impact our ability to operate our business.
●	New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.
●	Our sales can significantly fluctuate based upon shopping seasons, which may cause our results of operations to fluctuate disproportionately on a quarterly basis.
●	We buy and stock merchandise based upon seasonal weather patterns and therefore unseasonable or extreme weather could negatively impact our sales, financial condition and results of operations.
●	If we fail to obtain and retain high-visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the celebrities that we partner with is impaired, our business may suffer.
●	We may be subject to liability if we, or our suppliers, infringe upon the intellectual property rights of third parties.
●	If we are unable to protect our intellectual property rights, our financial results may be negatively impacted.
●	Union attempts to organize our employees could negatively affect our business.
●	Issues with merchandise safety could damage our reputation, sales and financial results.
●	Violations of or changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.
●	We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to our management.
●	If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Risks Related To Ownership of Our Common Stock

●	The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.
●	Anti-takeover provisions in our corporate organizational documents and current credit facility and under Delaware law may delay, deter or prevent a takeover of us and the replacement or removal of our management, even if such a change of control would benefit our stockholders.
●	If securities or industry analysts do not publish research and reports or publish inaccurate or unfavorable research and reports about our business, the price and trading volume of our common stock could decline.
●	Shareholder activism could adversely impact our business.

Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Form 10-K. If any of the following risks were realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence or local economic conditions in our markets.

We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, income taxes, payroll taxes, rising or uncertain interest rates, continued inflation, employment levels, salary and wage levels, the availability of consumer credit, consumer debt, the level of housing, energy and food costs, general business conditions and other challenges affecting the global economy. A worsening of economic conditions could adversely affect discretionary consumer spending, which could, in turn, negatively impact our revenues and operating results. Declines in consumer spending may result in decreased demand for our products, increased inventories, lower revenues, higher discounts, pricing pressure and lower gross margins.

Our financial performance is also particularly susceptible to economic and other conditions in California, Texas and other states where we have a significant number of stores. Many of our stores operate in geographic areas where the local economies depend to a significant degree on oil and other commodity extraction, and many of our customers are employed in these industries. Our financial performance is accordingly susceptible to economic and other conditions relating to output and employment in these areas. Our financial performance also is impacted by conditions in the construction sector, domestic manufacturing and the transportation and warehouse sectors, the growth of which we believe is an important driver of our work wear business.

Changes in consumer preferences and our failure to anticipate such consumer preferences and changing fashion trends could have a material adverse impact on our business.

The specialty retail apparel business fluctuates according to changes in consumer preferences, which are dictated by fashion trends and season and may shift quickly. These fluctuations can materially impact our sales and gross margins. While we work to identify trends for products and product categories, as well as consumer preferences, on an ongoing basis and aim to offer inventory and shopping experiences that meet such trends and preferences, we may not do so effectively and/or on a timely basis. As a result, we are vulnerable to changes in consumer demand, pricing shifts and the timing and selection of merchandise purchases.

Our future success depends, in part, upon our ability to anticipate, identify and respond to fashion trends and changing consumer preferences, as well as changes in consumer spending patterns, in a timely manner. Specifically, our financial performance may be negatively affected if the popularity of the western and country lifestyle subsides, or if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1A. Risk Factors, including those risks associated with increased competition, decreases in store traffic, brand reputation, the interruption of the production and flow of merchandise, the ability to achieve our growth strategies, and the ability to improve and expand our exclusive product offering. These risks could be exacerbated individually or collectively.

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

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including tariffs, supply chain disruptions or geopolitical conditions including the ongoing conflict between Russia and the Ukraine.

The majority of our exclusive brand products are manufactured in foreign countries, including Mexico and China. In addition, we purchase most of our third-party branded merchandise from domestic suppliers that have a large portion of their merchandise made in foreign countries.

See “Changes to U.S. or other countries’ trade policies and tariff and import/export regulations or our failure to comply with such regulations may have an adverse effect on our business, financial condition, and results of operations” below for a description of risks associated with recently announced and/or implemented tariffs. In addition, the countries, specifically Mexico and China, in which our merchandise currently is manufactured or may be manufactured in the future could become subject to additional trade restrictions imposed by the United States, including increased tariffs or quotas, embargoes and customs restrictions, which could increase the cost or reduce the supply of products available to us and have a material adverse effect on our business, financial condition and results of operations. Additionally, any tariffs by China or other foreign countries on imports of our products could also adversely affect our international e-commerce sales. Any increase in our manufacturing costs, the cost of our merchandise or limitation on the amount of merchandise we are able to purchase, or any decrease in our international e-commerce sales, could have a material adverse effect on our financial condition and results of operations.

Additionally, in response to the ongoing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia or other associated countries. While the existing sanctions do not materially impact our business or operations, additional sanctions may be imposed in the future that could impact our supply chain. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. These impacts could have a material adverse effect on our financial condition and results of operations.

In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.

Changes to U.S. or other countries’ trade policies and tariff and import/export regulations or our failure to comply with such regulations may have an adverse effect on our business, financial condition, and results of operations.

Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, and/or general uncertainty about potential changes in such policies, could require us to change the way we conduct business, affect our merchandise margins, and adversely affect our financial condition, results of operations, reputation, and our relationships with customers, vendors, and employees in the short- or long-term.

The U.S. government recently announced tariffs on product imports from certain countries, including Canada, Mexico, and China, then subsequently announced a 90-day suspension of such tariffs other than with respect to China. Thereafter, on May 12, 2025, the U.S. and China announced that the countries have agreed to a reduction in the previously-imposed tariffs for a 90-day period. These actions have resulted, and may further result, in retaliatory measures on U.S. goods. If implemented and maintained, these recently announced tariffs and the potential escalation of trade disputes could pose a risk to our business that could affect our revenue and cost of sourcing our merchandise. We are closely monitoring this evolving situation and evaluating our responses, which may include shifts in sourcing strategies, price adjustments, or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the financial and competitive impacts of such tariffs or trade restrictions. At this time, the overall impact on our business related to these tariffs remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges. Further, actions we take to adapt to new tariffs or trade restrictions may increase risk or may cause us to modify our operations, which could be time-consuming and expensive; impact pricing of our merchandise, which could impact our sales, profitability, and our reputation; or cause us to forgo business opportunities.

We face intense competition in our industry, and we may be unable to compete effectively.

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

Additionally, our competitors may outpace us in incorporating new technologies, such as artificial intelligence (“AI”), into their product offerings and engagement with customers, which could affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. Personal information within any dataset collected from our business for AI purposes may be vulnerable to unauthorized acquisition or access, compromise or loss, which could lead to heightened business and security costs, reputational damage, administrative penalties, significant legal and financial exposure. The content, analyses, or recommendations generated by AI programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.

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

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened 60 stores in fiscal 2025, 55 stores in fiscal 2024, and 45 stores in fiscal 2023. We plan to continue to open new stores in the coming years; however, there can be no assurance that we will open new stores in fiscal 2026 or thereafter, or that any such stores will be profitable. The expansion of our store base will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate. Although we attempt to open new stores in prominent locations, it is possible that locations which were prominent when we opened our stores may lose favor over time. In addition, we plan to open some new stores within existing markets. Some of these new stores may open close enough to our existing stores that a segment of customers will stop shopping at our existing stores and instead shop at the new stores, causing sales and profitability at those existing stores to decline. If this were to occur with a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

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

Additionally, the ability to modify existing leases, to remodel or rebrand existing locations, and to open new stores experiences requires partnership with our landlords. If our partnerships with our landlords were to deteriorate, this could adversely affect the pace of opening new store experiences or acquiring and rebranding stores and/or require us to close existing stores. In addition, if there is an increase in events such as landlord bankruptcies, or mall foreclosures, competition between retailers could increase for remaining suitable store locations. Pursuing the wrong opportunities and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations. If our investments in new stores or remodeling or rebranding existing stores do not achieve appropriate returns, our financial condition and results of operations could be adversely affected.

As we expand our business, we may be unable to generate significant amounts of cash from operations.

As we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, purchase inventory, pay personnel, and, if necessary, further invest in our infrastructure and facilities. We primarily rely on cash flow generated from existing stores and our e-commerce businesses, as well as debt financing, to fund our current operations and our growth. It typically takes several months and a significant amount of cash to open a new store. For example, our new store model requires an average net cash investment of approximately $1.7 million. If we continue to open a large number of stores relatively close in time, the cost of these store openings and the cost of continuing operations could reduce our cash position. An increase in our net cash outflow for new stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.

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

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our exclusive brand products. During fiscal 2025, merchandise purchased from our top three suppliers accounted for approximately 25% of our consolidated sales. We operate on a purchase order basis for our exclusive brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us, including as a result of inflationary impacts (which has been experienced over the last thirty-six months and is continuing). If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

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

A rise in the cost of fabric, raw materials, labor or transportation due to inflation, trade relations, or otherwise could increase our cost of merchandise and cause our results of operations and margins to decline.

Increases in the price, and fluctuations in the availability and quality of fabrics and raw materials, such as cotton and leather, that our suppliers use to manufacture our products, as well as the cost of labor and transportation, due to inflation or otherwise, could have adverse impacts on our cost of merchandise and our ability to meet our customers’ demands. In particular, because key components of our products are cotton and leather, any increases in the cost of cotton or leather may significantly affect the cost of our products and could have an adverse impact on our cost of merchandise. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields, weather patterns and other unforeseen events. For example, significant inflationary pressures have and may continue to impact the cost of labor, cotton and other raw materials. Increased global uncertainty has also impacted and may in the future impact the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise, and compliance with sanctions, customs trade orders and sourcing laws, such as those issued by the U.S. government related to the ongoing conflict in Russia and Ukraine and entities and individuals connected to China’s Xinjiang Uyghur Autonomous Region, could impact the price of cotton in the marketplace and the supply chain.

Fluctuations in the cost of transportation could also have a material adverse effect on our cost of sales and ability to meet customer demand. If the shipping operations of the third parties that we rely on for the transportation of our merchandise were disrupted, and we are unable to respond in a quick and efficient manner, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

In addition, we have experienced increasing wage pressures in recent years related to the cost of labor at our third-party manufacturers, at our distribution centers and at our stores. For example, recent government initiatives in the U.S. or changes to existing laws, such as the adoption and implementation of national, state, or local government proposals relating to increases in minimum wage rates, may increase our costs of doing business and adversely affect our results of operations. We may not be able to pass all or a portion of higher labor costs on to our customers, which could adversely affect our gross margin and results of operations.

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

We are also vulnerable to factors affecting inventory flow and availability of inventory. Impacts may be caused by natural disasters, unanticipated climate patterns and events, or inventory shrinkage due to theft (including by our employees, customers, or through organized retail crime). Such events may significantly impact anticipated customer demand or may impact availability of our inventory. If we are not able to adjust appropriately to such factors, our inventory management may be negatively affected, which could adversely impact our performance and our reputation.

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

Our success depends upon the quality of the employees we hire. We seek to recruit people who are welcoming, friendly and service-oriented, and who often live the western lifestyle or have a genuine affinity for it. Employees in many positions must have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is typically high and finding qualified candidates to fill positions may be difficult particularly in the current highly competitive labor markets. Our planned growth will require us to hire and train even more personnel. If we cannot attract, train and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary and seasonal personnel to staff our distribution centers. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively impact our operations. Additionally, as automation, AI and similar technological advancements continue to evolve, we may need to compete for talent that is familiar with these advancements in technologies in order to compete effectively with our industry peers.

If we lose key management personnel, our operations could be negatively impacted.

We depend upon the leadership and experience of our executive management team. If we are unable to retain key management personnel who are critical to our success, or effectively transition their responsibilities to other personnel, it could result in harm to our supplier and employee relationships, the loss of key information, expertise or know-how and unanticipated recruitment and training costs. Additionally, efforts related to the search or recruitment of qualified individuals to replace management personnel or the transition or reallocation of responsibilities to another member of management may divert our operational, managerial, financial and administrative resources.

Additionally, we do not maintain key person life insurance covering any employee. If we lose the services of any of our key management personnel or we are unable to attract additional qualified personnel, we may be unable to successfully manage our business.

If we do not successfully manage the transition associated with the resignation of our former chief executive officer and the appointment of our new chief executive officer, it could have an adverse impact on our business.

As previously disclosed, the Company’s former President and Chief Executive Officer resigned effective November 22, 2024, and the Company’s Board of Directors appointed the Company’s Chief Digital Officer, John Hazen, as Interim Chief Executive Officer. Following its internal and external executive search, the Company’s Board of Directors approved the appointment of Mr. Hazen as the Company’s permanent Chief Executive Officer, effective as of May 5, 2025. Although the Board is confident in the leadership of Mr. Hazen, leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to the Company’s business.

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

In addition, of the 459 stores that we operated as of March 29, 2025, 176 of these stores were located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns or natural disasters in those states where our stores are located. For example, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by an economic downturn affecting the oil, gas, and commodities industries. Any similar events in states where our stores are concentrated could have a material adverse effect on our financial condition and results of operations.

The adoption of new tax legislation or fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations could have a material adverse impact on our business.

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

Additionally, at any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year, there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows.

We are required to make significant lease payments for our stores, Store Support Center and distribution centers, which may strain our cash flow.

We do not own any real estate. Instead, we lease all of our retail store locations, as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses that permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2025, our total lease expense was $129.0 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under some of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions that increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Of the store leases that will reach their termination date during fiscal 2026, twelve of those leases do not contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.

The investing public may use same store sales or net sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of “same store sales.” Our same store sales can vary significantly from period to period for a variety of reasons, such as the age of stores, temporary store closures, changing economic factors, including those caused by macroeconomic conditions, unseasonable weather, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause same store sales or net sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations and cause the price of our common stock to be volatile during such periods.

Any inability to balance our exclusive brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.

In fiscal 2025, sales from our exclusive brand products accounted for approximately 38.6% of our consolidated sales. As of March 29, 2025, three of our five top selling brands were exclusive brands. Our exclusive brand merchandise has historically had a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our exclusive brands in the future. However, carrying our exclusive brands limits the amount of third-party branded merchandise that we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.

Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of our employees and third parties, including our customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, as well as debit and credit card information. We take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action, or result in customers discontinuing the use of debit or credit cards in our stores or e-commerce websites, or customers not shopping in our stores or on our e-commerce websites altogether. While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover all losses related to any future incidents involving our data or systems. These consequences could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks and defects in software and hardware and to address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.

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

We operate Aptos Retail on a software-as-a-service (SaaS) platform, and we use this system for integrated point-of-sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on this system, and the third-party provider of this service, for many aspects of our operations. If this service provider or this system fails, or if we are unable to continue to have access to this system on commercially reasonable terms, or at all, our operations would be severely disrupted until an equivalent system could be identified, licensed or developed, and integrated into our operations. This disruption would have a material adverse effect on our business.

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

We maintain a senior secured asset-backed revolving credit facility for which Wells Fargo, National Association, is agent (the “Wells Fargo Revolver”), and any debt outstanding thereunder bears interest at a variable rate of interest. Increases in these variable rates have occurred and may continue in the future, which increases our interest costs, which would likely reduce our cash flows. As of March 29, 2025, we did not have any outstanding indebtedness under the Wells Fargo Revolver. We may incur debt in the future under the Wells Fargo Revolver. Our obligation to pay interest under the Wells Fargo Revolver will reduce our available cash flow, limiting our flexibility to respond to changing business and economic conditions and increasing any additional borrowing costs.

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

Social media platforms, including blogs, social media websites and other forms of internet-based communication, provide access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the brands that we sell may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores and merchandise.

We also use social media platforms as marketing tools. For example, we maintain Facebook, Instagram, and X accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

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

Our business is characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, each of which exposes us to a high risk of consumer litigation. From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, compliance with the Americans with Disabilities Act of 1990, footwear, apparel and accessory safety standards, security of customer and employee personal information, contractual relations with suppliers or landlords, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We have registered our trademarks in the U.S. and other countries where our products are manufactured and/or sold. Our ability to prevent other companies from using our trademarks in foreign countries is subject to the legal frameworks of such foreign countries and we may be unable to prevent such use. Such use of our trademarks in foreign countries could negatively impact our identity in the U.S. and cause our sales to decline.

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

Various governmental authorities in the jurisdictions where we do business regulate the safety of the merchandise that we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California's Proposition 65, and similar legislation, impose restrictions and requirements on the merchandise we sell in our stores and through our e-commerce websites. These regulations change from time to time as new federal, state or local regulations are enacted. If we or our vendors are unable to comply with regulatory requirements on a timely basis or at all, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for our indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the safety of merchandise or customer concerns about such issues, regardless of our fault, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We have made strategic acquisitions in the past and may in the future consider strategic transactions and business arrangements, including, but not limited to, acquisitions, asset purchases, partnerships, joint ventures, restructurings, divestitures and investments. The success of such a transaction is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may be unable to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our operations and financial results.

The impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience could have a material adverse impact on our business.

The impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience and the associated heightened security measures taken in response to these events have disrupted commerce. Further events of this nature, domestic or abroad, including international and domestic unrest and the ongoing conflicts between Russia and Ukraine or in the Middle East, may disrupt commerce and undermine consumer confidence and consumer spending by causing a decline in traffic, store closures and a decrease in digital demand adversely affecting our operating results. Furthermore, terrorist attacks, threats of terrorist attacks or civil unrest involving public areas could cause people to avoid visiting some areas where our stores are located. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on footwear, apparel and accessories, or disrupt our ability to obtain merchandise for our stores and e-commerce websites. Such decreases in consumer spending or disruptions in our ability to obtain merchandise would likely decrease our sales and materially adversely affect our financial condition and results of operations.

If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill and indefinite-lived intangible assets. Our goodwill balance as of March 29, 2025 was $197.5 million. Our intangible asset balance as of March 29, 2025 was $58.7 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist, such as significant negative industry or general economic trends. Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. An impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.

The market for specialty retail stocks can be highly volatile. Since our IPO in October 2014 through May 2025, our common stock has traded as high as $176.64 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	variations in our quarterly or annual financial results and operating performance and the performance of our competitors;
●	publication of research reports or recommendations by securities or industry analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;
●	our failure or our competitors’ failure to meet analysts’ projections or guidance;
●	downgrades by any securities analysts who follow our common stock;
●	our levels of same store sales;
●	sales or anticipated sales of large blocks of our common stock;
●	changes to our management team;

●	regulatory developments negatively affecting our industry;
●	changes in stock market valuations of our competitors;
●	the development and sustainability of an active trading market for our common stock;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	the performance and successful integration of any new stores that we open or acquire;
●	actions by competitors;
●	announcements by us or our competitors of new product offerings or significant acquisitions;
●	short selling of our common stock by investors;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;
●	fluctuations in the stock markets generally and in the market for shares in the retail sector particularly; and
●	changes in general market and economic conditions, including as a result of other geopolitical conditions, such as the ongoing conflicts between Russia and the Ukraine or in the Middle East.

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

The anti-takeover provisions under Delaware law, as well as the provisions contained in our corporate organizational documents, may make an acquisition of us more difficult. For example:

●	our amended and restated certificate of incorporation includes a provision authorizing our board of directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock and make it more difficult for a stockholder to acquire us;
●	our amended and restated bylaws provide that director vacancies and newly created directorships can only be filled by an affirmative vote of a majority of directors then in office;
●	our amended and restated bylaws require advance notice of stockholder proposals and director nominations;
●	our amended and restated certificate of incorporation provides that our board of directors may adopt, amend, add to, modify or repeal our amended and restated bylaws without stockholder approval;

●	our amended and restated bylaws do not permit our stockholders to act by written consent without a meeting unless that action is taken with regard to a matter that has been approved by our board of directors or requires the approval only of certain classes or series of our stock;
●	our amended and restated certificate of incorporation contains a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors, officers or employees must be brought exclusively in the Court of Chancery of the State of Delaware unless we consent in writing to an alternative forum;
●	our amended and restated bylaws do not permit our stockholders to call special meetings; and
●	the General Corporation Law of the State of Delaware may prevent any stockholder or group of stockholders owning at least 15% of our common stock from completing a merger or acquisition of us.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe cybersecurity is of critical importance to our success. We are susceptible to a number of significant and persistent cybersecurity threats, including those common to most industries, as well as those we face as a retailer, operating in an industry characterized by a high volume of customer transactions and collection of sensitive data. These threats, which are constantly evolving, include data breaches, ransomware, and phishing attacks. We, and our vendors and suppliers, regularly face attempts by malicious actors to breach our security and compromise our information technology systems, and a cybersecurity incident impacting us or any vendor or supplier could significantly disrupt our operations and result in damage to our reputation, costly litigation and/or government enforcement action. Accordingly, we are committed to maintaining robust cybersecurity and data protection and continuously evaluate the impact of cybersecurity threats, considering both immediate and potential long-term effects of these threats on our business strategy, operations, and financial condition.

The Audit Committee, under oversight of the Board of Directors, has responsibility for oversight of risks from cybersecurity threats, and the assessment and management of cybersecurity risks is the responsibility of the Information Security (“INFOSEC”) team. The INFOSEC team is managed by the Vice President, Information Technology, who reports to our Chief Financial Officer. Our current Vice President, Information Technology and other members of our INFOSEC team collectively have more than 60 years of experience in information technology and extensive education and industry experience managing cybersecurity risks, developing and implementing cybersecurity policies, and responding to cybersecurity incidents.

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

Upon the identification of a cybersecurity incident, the Incident Response Team (“IRT”) initiates our Security Incident Response Policy. This includes determining the scope and risk level of the incident, the incident response, and the steps necessary to reduce the likelihood of reoccurrence. Depending on the severity of the incident, the IRT reports the incident to the Audit Committee, as well as communicates with other appropriate stakeholders. In addition, a summary of cybersecurity incidents, results of testing, corporate security training and planned enhancements are reported to the Audit Committee at least quarterly by the Vice President, Information Technology.

Our third-party business partners also play a role in our cybersecurity. These third parties are integral to our operations but pose cybersecurity challenges due to their access to our data and our reliance for various aspects of our operations, including our supply chain. We have developed a third-party business partner risk management program to assess and manage the risks associated with third-party partnerships, particularly in data security and cybersecurity. We conduct due diligence before onboarding new third-party business partners and maintain ongoing evaluations to ensure compliance with our security standards.

As of the date of this report, no cybersecurity incidents have had, either individually or in the aggregate, nor are we aware of any cybersecurity risks that are reasonably likely to have, a material adverse impact our business strategy, results of operations, or financial condition. Notwithstanding the extensive approach that we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For additional discussion of the risks we face from cybersecurity threats, see risk factor titled “Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.” in Item 1A. “Risk Factors.”

Item 2. Properties

Our Store Support Center, e-commerce operations and distribution centers are located in California, Kansas, and Missouri. As of March 29, 2025, our Store Support Center was located in Irvine, California, where we occupied an 84,580 square foot building; however, the lease expired on April 30, 2025, and did not contain an option to renew beyond the lease term. Accordingly, we entered into lease agreements to lease a 116,261 square foot building in Irvine, California and fully relocated our Store Support Center during April 2025. The lease will expire on March 31, 2034 and contains one option to renew, for an additional period of five years.

In Fontana, California, we lease a 398,471 square foot distribution center that holds inventory to support our exclusive brand initiatives, bulk purchasing programs, event sales, new store openings, and our e-commerce business. Our existing lease expires May 31, 2026, and contains one option to renew, for an additional period of five years.

In Wichita, Kansas, we lease a 133,428 square foot distribution center to support our e-commerce business and 30,000 square feet of office space. This lease expires August 31, 2035 and contains four additional options to renew, each for a period of five years. We also lease an additional freestanding building in Wichita, Kansas, totaling 21,275 square feet. The building is being used as office and distribution center space to support our e-commerce business. The lease expires September 30, 2025 and does not contain an option to renew, but we are seeking an additional three-year extension.

In Kansas City, Missouri, we lease a 459,680 square foot distribution center that holds inventory to support our exclusive brand initiatives, bulk purchasing programs, and our e-commerce business. Our lease expires November 30, 2032 and contains two options to renew, each for an additional five years.

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Of the store leases that will reach their termination date during fiscal 2025, twelve of such leases do not contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

Item 3. Legal Proceedings

We are involved, from time to time, in litigation that is incidental to our business. We have reviewed these matters to determine if reserves are required for losses that are probable and reasonable to estimate in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies. We evaluate such reserves, if any, based upon several criteria, including the merits of each claim, settlement discussions and advice from outside legal counsel, as well as indemnification of amounts expended by our insurers or others, if any.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. As of May 9, 2025, we had 4 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Since our common stock began trading, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future. The agreements governing our indebtedness contain restrictions on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended March 29, 2025 (the “2025 Proxy Statement”).

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between March 28, 2020 and March 29, 2025 to the cumulative return of (i) the NYSE Composite Total Return index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc.; DBI, Inc. (formerly DSW, Inc.); Foot Locker, Inc.; Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. This graph assumes an initial investment of $100 on March 28, 2020 in our common stock, the NYSE Composite Total Return index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock, the NYSE composite Total Return index and the Peer Group on March 28, 2020 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

March 2020 – March 2025

$800.00
$750.00
$700.00
$650.00
$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
3/28/2020
3/27/2021
3/26/2022
4/1/2023
3/30/2024
3/29/2025
Boot Barn Holdings, Inc.
NYSE Composite —Total Return
Peer Group

	March 28,	March 27,	March 26,	April 1,	March 30,	March 29,
	2020	2021	2022	2023	2024	2025
Boot Barn Holdings, Inc.	$ 100.00	$ 473.45	$ 721.99	$ 573.22	$ 711.67	$ 779.13
NYSE Composite—Total Return	$ 100.00	$ 157.55	$ 172.33	$ 161.84	$ 197.48	$ 212.23
Peer Group	$ 100.00	$ 237.48	$ 250.74	$ 268.18	$ 304.27	$ 307.21

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

We have omitted discussion of our fiscal 2024 results where it would be redundant of information previously disclosed. For a comparison of our fiscal 2024 versus fiscal 2023 results, please see the discussion previously included in Part II, Item 7 of our fiscal 2024 Annual Report on Form 10-K filed with the SEC on May 15, 2024.

Overview

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. As of March 29, 2025, we operated 459 stores in 49 states, as well as an e-commerce channel, consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com and third-party marketplaces. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Growth Strategies and Outlook

Over the long-term we plan to continue to expand our business, increase our sales growth and profitability and enhance our competitive position by executing the following strategies:

●	strengthening omni-channel capabilities;
●	driving same store sales growth;
●	merchandise margin expansion and building our exclusive brand portfolio; and
●	expanding our store base.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators we use to evaluate the financial condition and operating performance of our business are net sales and gross profit. In addition, we also review other important metrics, such as same store sales, new store openings, selling, general and administrative (“SG&A”) expenses, operating income, and net income.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. In fiscal 2025, fiscal 2024 and fiscal 2023, we generated approximately 32%, 31% and 31% of our net sales during our third fiscal quarter, respectively. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

Same store sales

The term “same store sales” generally refers to net sales from stores that have been open at least 13 full fiscal months (“comparable stores”) as of the end of the current reporting period, although we include or exclude stores from our calculation of same store sales in accordance with the following additional criteria:

●	stores that are closed for five or fewer consecutive days in any fiscal month are included in same store sales;
●	stores that are closed temporarily, but for more than five consecutive days in any fiscal month, are excluded from same store sales beginning in the fiscal month in which the temporary closure begins (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes) and until the first full month of operation once the store re-opens;
●	stores that are closed temporarily and relocated within their respective trade areas are included in same store sales;
●	stores that are permanently closed are excluded from same store sales beginning in the month preceding closure (and for the comparable periods of the prior or subsequent fiscal periods for comparative purposes); and
●	acquired stores are added to same store sales beginning on the later of (a) the applicable acquisition date and (b) the first day of the first fiscal month after the store has been open for at least 13 full fiscal months regardless of whether the store has been operated under our management or predecessor management.

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

Opening new stores is an important part of our growth strategy. We opened 60, 55 and 45 stores in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. We also closed one store in fiscal 2025 (and none in fiscal 2024 or fiscal 2023). Accordingly, same store sales are only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

Gross profit

Gross profit is equal to our net sales less our merchandise cost of goods sold, and buying, occupancy, and distribution center expenses. Merchandise cost of goods sold includes the cost of merchandise, inbound and outbound freight, obsolescence and shrinkage provisions, supplier allowances, and inventory acquisition-related costs. Buying, occupancy, and distribution center expenses include store and distribution center occupancy costs (including rent, depreciation and utilities), occupancy-related taxes, and compensation costs for merchandise purchasing, exclusive brand design and development and distribution center personnel. These costs are significant and can be expected to continue to increase as we grow. The components of our reported cost of goods sold may not be comparable to those of other retail companies, including our competitors.

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

Selling, general and administrative expenses

Our SG&A expenses are composed of labor and related expenses, other operating expenses, and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

●	Labor and related expenses—Labor and related expenses include all store-level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.
●	Other operating expenses—Other operating expenses include all operating costs, including those for advertising, pay-per-click, marketing campaigns, operating supplies, and repairs and maintenance, as well as credit card fees and costs of third-party services.
●	General and administrative expenses—General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-based compensation, legal, accounting and other compliance-related expenses and increases resulting from growth in the number of our stores.

Fiscal Year

We operate on a fiscal calendar which results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations, and the fourth quarter includes fourteen weeks of operations. Fiscal 2025 and fiscal 2024 were 52-week periods and fiscal 2023 was a 53-week period. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2025 and fiscal 2024, which represent our fiscal years ended March 29, 2025 and March 30, 2024. Fiscal 2025 and fiscal 2024 were both 52-week periods.

	Fiscal Year Ended
	March 29,	March 30,
(dollars in thousands)	2025	2024
Consolidated Statements of Operations Data:
Net sales	$1,911,104	$1,667,009
Cost of goods sold	1,194,066	1,052,585
Gross profit	717,038	614,424
Selling, general and administrative expenses	477,686	416,210
Income from operations	239,352	198,214
Interest expense	1,497	2,238
Other income/(loss) net	2,262	1,396
Income before income taxes	240,117	197,372
Income tax expense	59,175	50,376
Net income	$180,942	$146,996

Percentage of Net Sales(1):
Net sales	100.0%	100.0%
Cost of goods sold	62.5%	63.1%
Gross profit	37.5%	36.9%
Selling, general and administrative expenses	25.0%	25.0%
Income from operations	12.5%	11.9%
Interest expense	0.1%	0.1%
Other income/(loss) net	0.1%	0.1%
Income before income taxes	12.6%	11.8%
Income tax expense	3.1%	3.0%
Net income	9.5%	8.8%
(1)	Percentages may not total 100% due to rounding.

Fiscal 2025 compared to Fiscal 2024

Net sales. Net sales in fiscal 2025 increased by $244.1 million, or 14.6%, to $1.911 billion compared to $1.667 billion in fiscal 2024. Consolidated same store sales increased 5.5%. Excluding the impact of the 9.7% increase in e-commerce same store sales, same store sales increased by 5.0%. Net sales increased primarily due to the incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased by $102.6 million, or 16.7%, to $717.0 million in fiscal 2025 from $614.4 million in fiscal 2024. As a percentage of net sales, gross profit was 37.5% and 36.9% for fiscal 2025 and fiscal 2024, respectively. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. As a percentage of net sales, gross profit rate increased by 70 basis points driven primarily by a 130 basis-point increase in merchandise margin rate partially offset by 60 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was primarily the result of supply chain efficiencies, lower shrink expense, better buying economies of scale, and growth in exclusive brand penetration. The deleverage in buying, occupancy and distribution center costs was driven by the occupancy costs of new stores.

Selling, general and administrative expenses. SG&A expenses increased by $61.5 million, or 14.8%, to $477.7 million in fiscal 2025 from $416.2 million in fiscal 2024. SG&A expenses increased primarily as a result of higher store payroll and store-related expenses associated with operating more stores, corporate general and administrative expenses, and marketing expenses in the current year. As a percentage of net sales, SG&A expenses were 25.0% in both fiscal 2025 and fiscal 2024.

Income from operations. Income from operations increased by $41.1 million, or 20.8%, to $239.4 million for fiscal 2025 from $198.2 million for fiscal 2024. As a percentage of net sales, income from operations was 12.5% and 11.9% for fiscal 2025 and fiscal 2024, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense. Interest expense decreased by $0.7 million, or 33.1%, to $1.5 million in fiscal 2025 from $2.2 million in fiscal 2024. The decrease in interest expense was primarily the result of a lower average debt balance during the fiscal year.

Income tax expense. Income tax expense was $59.2 million in fiscal 2025 compared to $50.4 million in fiscal 2024. Our effective tax rate was 24.6% and 25.4% for fiscal 2025 and fiscal 2024, respectively. The effective tax rate for fiscal 2025 is lower than fiscal 2024 primarily due to reductions in nondeductible expenses, as well as an increase in pretax book income, partially offset by reduced stock-based compensation tax benefits.

Net income. Net income increased by $33.9 million, or 23.1%, to $180.9 million in fiscal 2025 from net income of $147.0 million in fiscal 2024. The change in net income was attributable to the factors noted above.

Store Operating Data

The following table presents store operating data for the periods indicated:

	Fiscal Year Ended

	March 29,	March 30,	April 1,
	2025	2024	2023
Selected Store Data (unaudited):
Same Store Sales growth/(decline)	5.5%	(6.2)%	(0.1)%
Stores operating at end of period	459	400	345
Comparable stores open during period	382	335	290
Total retail store selling square footage, end of period (in thousands)	5,133	4,371	3,735
Average retail store selling square footage, end of period	11,183	10,929	10,825
Average sales per comparable store (in thousands)(1)	$4,116	$4,081	$4,554
(1)	Average sales per comparable store is calculated by dividing comparable store trailing twelve-month sales for the applicable period by the number of comparable stores operating during the period.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations decreased in fiscal 2025 compared to fiscal 2024, primarily as a result of a $138.4 million increase in cash paid for inventories year-over-year, a $4.1 million decrease in cash paid for prepaid expenses and other current assets, and a $24.0 million increase in cash provided by accounts payable and accrued expenses and other current liabilities.

As of the end of fiscal 2025, we did not have any material capital expenditure commitments. As of March 29, 2025, we did not have an amount outstanding under the Wells Fargo Revolver (as defined below). We had $250.0 million of remaining availability under the Wells Fargo Revolver and $69.8 million of cash on hand as of March 29, 2025. Our primary ongoing sources of liquidity include funds provided by operations and borrowings under our revolving credit facility. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We estimate that our capital expenditures in fiscal 2026 will be between approximately $115.0 million and $120.0 million, which is net of estimated landlord tenant allowances of $35.5 million. We anticipate that we will use cash flows from operations to fund these expenditures.

Current Credit Facility

The Company currently has a $250.0 million syndicated senior secured asset-based revolving credit facility (“Wells Fargo Revolver”) for which Wells Fargo Bank, National Association is agent (“Wells Fargo”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million and the current maturity date is July 11, 2027.

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 29, 2025 were zero and $2.9 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 30, 2024 were zero and $2.3 million, respectively. Total interest expense incurred in fiscal 2025 on the Wells Fargo Revolver was $0.8 million and the weighted average interest rate for fiscal 2025 was 7.8%. Total interest expense incurred in fiscal 2024 on the Wells Fargo Revolver was $1.7 million and the weighted average interest rate for fiscal 2024 was 7.0%. Total interest expense incurred in fiscal 2023 on the Wells Fargo Revolver was $5.2 million and the weighted average interest rate for fiscal 2023 was 4.3%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 29, 2025, the fair value of this embedded derivative was estimated and was not significant.

As of March 29, 2025, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $69.8 million as of March 29, 2025 compared to $75.8 million as of March 30, 2024.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	March 29,	March 30,	April 1,
	2025	2024	2023

	(In thousands)
Net cash provided by/(used in):
Operating activities	$147,540	$236,080	$88,887
Investing activities	(148,238)	(118,782)	(124,534)
Financing activities	(5,379)	(59,644)	33,166
Net (decrease)/increase in cash	$(6,077)	$57,654	$(2,481)

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items including depreciation, amortization and stock-based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $147.5 million for fiscal 2025. The significant components of cash flows provided by operating activities were net income of $180.9 million, the add-back of non-cash depreciation and amortization expense of $62.5 million and stock-based compensation expense of $11.0 million. Inventories increased $148.1 million as a result of an increase in purchases. Accounts payable and accrued expenses and other current liabilities increased by $18.2 million due to the timing of payments.

Net cash provided by operating activities was $236.1 million for fiscal 2024. The significant components of cash flows provided by operating activities were net income of $147.0 million, the add-back of non-cash depreciation and amortization expense of $49.5 million and stock-based compensation expense of $12.9 million. Inventories increased $9.6 million as a result of an increase in purchases. Accounts payable and accrued expenses and other current liabilities decreased by $5.8 million due to the timing of payments.

Investing activities

Cash used in investing activities consists primarily of purchases of property and equipment.

Net cash used in investing activities was $148.2 million for fiscal 2025, which was primarily attributable to capital expenditures related to store construction, investments in our new Store Support Center, improvements to our distribution center facilities, and improvements to our e-commerce information technology infrastructure.

Net cash used in investing activities was $118.8 million for fiscal 2024, which was primarily attributable to capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing activities

Cash used in financing activities consists primarily of tax withholding payments related to the vesting of restricted stock.

Net cash used in financing activities was $5.4 million for fiscal 2025. We paid $7.6 million in taxes related to the vesting of restricted stock. We also received $3.1 million from the exercise of stock options.

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

As of March 29, 2025, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$708,713	$83,082	$201,352	$168,822	$255,457
Finance lease obligations	17,666	1,552	3,219	3,378	9,517
Line of credit	—	—	—	—	—
Unutilized line of credit fees	1,430	625	805	—	—
Total	$727,809	$85,259	$205,376	$172,200	$264,974

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

As of March 29, 2025, we did not have an amount outstanding under the Wells Fargo Revolver. The maturity date of the Wells Fargo Revolver is July 11, 2027.

Interest expense on our line of credit relates to our Wells Fargo Revolver and was determined using an interest rate of 0.25% applied to the unutilized portion of the $250.0 million revolving line of credit on March 29, 2025, the last day of the fiscal year.

Off-balance sheet arrangements. We are not a party to any off-balance sheet arrangements, except for purchase obligations.

Critical Accounting Estimates

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

Goodwill, intangible and long-lived assets

Goodwill and indefinite-lived intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets with indefinite lives include the Boot Barn trademark that was acquired as part of the recapitalization with Freeman Spogli & Co. on December 12, 2011, the Sheplers trademark acquired as part of our acquisition of Sheplers, Inc. and Sheplers Holding Corporation in June of fiscal 2016, the cost to register the Boot Barn trademark in Hong Kong, and the www.countryoutfitter.com website trademark we acquired as part of our asset acquisition in February of fiscal 2017. We test goodwill and indefinite-lived intangible assets for impairment at least annually on the first day of the fourth quarter or more frequently if indicators of impairment exist, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other. This guidance provides us the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. The Company operates as one operating and one reportable segment. Further, the Company’s operations represent one reporting unit for the purpose of its goodwill impairment analysis.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statement of operations. See Note 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our income tax disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facility, which bears interest at variable rates. As of March 29, 2025, we did not have an amount outstanding on our revolving credit facility.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Boot Barn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of March 29, 2025 and March 30, 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 29, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 15, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventories included the following, among others:

●	We tested the effectiveness of controls over the inventory valuation process, including controls over the inputs, such as inventory aging, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value of merchandise currently priced below original cost, that are used in management's estimate.
●	We evaluated the appropriateness of management's methods and assumptions used in developing its estimate of the inventory valuation adjustment calculation.
●	We evaluated the appropriateness, completeness, and accuracy of the specific inputs supporting management's estimate, including the age of on-hand inventory levels, the historical rate at which merchandise has sold below cost, and the value and nature of merchandise currently priced below original cost.
●	We tested the mathematical accuracy of the Company's inventory valuation adjustment calculation.
●	We performed a retrospective review of the adjustment rate used in the prior year inventory adjustment calculation compared to current year sales of aged inventories in order to evaluate management's ability to accurately estimate the valuation of inventories.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

May 15, 2025

We have served as the Company's auditor since 2012.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 29,	March 30,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$69,770	$75,847
Accounts receivable, net	10,263	9,964
Inventories	747,191	599,120
Prepaid expenses and other current assets	36,736	44,718
Total current assets	863,960	729,649
Property and equipment, net	422,079	323,667
Right-of-use assets, net	469,461	390,501
Goodwill	197,502	197,502
Intangible assets, net	58,677	58,697
Other assets	6,342	5,576
Total assets	$2,018,021	$1,705,592
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$134,450	$132,877
Accrued expenses and other current liabilities	146,038	116,477
Short-term lease liabilities	72,861	63,454
Total current liabilities	353,349	312,808
Deferred taxes	39,317	42,033
Long-term lease liabilities	490,182	403,303
Other liabilities	4,116	3,805
Total liabilities	886,964	761,949

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; March 29, 2025 - 100,000 shares authorized, 30,892 shares issued; March 30, 2024 - 100,000 shares authorized, 30,572 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	246,725	232,636
Retained earnings	903,968	723,026
Less: Common stock held in treasury, at cost, 298 and 228 shares at March 29, 2025 and March 30, 2024, respectively	(19,639)	(12,022)
Total stockholders’ equity	1,131,057	943,643
Total liabilities and stockholders’ equity	$2,018,021	$1,705,592

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 29,	March 30,	April 1,
	2025	2024	2023

Net sales	$1,911,104	$1,667,009	$1,657,615
Cost of goods sold	1,194,066	1,052,585	1,047,043
Gross profit	717,038	614,424	610,572
Selling, general and administrative expenses	477,686	416,210	378,785
Income from operations	239,352	198,214	231,787
Interest expense	1,497	2,238	5,880
Other income/(loss) net	2,262	1,396	(29)
Income before income taxes	240,117	197,372	225,878
Income tax expense	59,175	50,376	55,325
Net income	$180,942	$146,996	$170,553

Earnings per share:
Basic	$5.93	$4.87	$5.72
Diluted	$5.88	$4.80	$5.62
Weighted average shares outstanding:
Basic	30,524	30,167	29,805
Diluted	30,773	30,611	30,370

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 26, 2022	29,820	$3	$199,054	$405,477	(135)	$(4,858)	$599,676
Net income	—	—	—	170,553	—	—	170,553
Issuance of common stock related to stock-based compensation	252	—	1,199	—	—	—	1,199
Tax withholding for net share settlement	—	—	—	—	(57)	(4,689)	(4,689)
Stock-based compensation expense	—	—	9,711	—	—	—	9,711
Balance at April 1, 2023	30,072	$3	$209,964	$576,030	(192)	$(9,547)	$776,450
Net income	—	—	—	146,996	—	—	146,996
Issuance of common stock related to stock-based compensation	500	—	9,737	—	—	—	9,737
Tax withholding for net share settlement	—	—	—	—	(36)	(2,475)	(2,475)
Stock-based compensation expense	—	—	12,935	—	—	—	12,935
Balance at March 30, 2024	30,572	$3	$232,636	$723,026	(228)	$(12,022)	$943,643
Net income	—	—	—	180,942	—	—	180,942
Issuance of common stock related to stock-based compensation	320	—	3,111	—	—	—	3,111
Tax withholding for net share settlement	—	—	—	—	(70)	(7,617)	(7,617)
Stock-based compensation expense	—	—	10,978	—	—	—	10,978
Balance at March 29, 2025	30,892	$3	$246,725	$903,968	(298)	$(19,639)	$1,131,057

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	March 29,	March 30,	April 1,
	2025	2024	2023

Cash flows from operating activities
Net income	$180,942	$146,996	$170,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,462	49,531	35,883
Stock-based compensation	10,978	12,935	9,711
Amortization of intangible assets	20	54	62
Impairment of intangible assets	—	2,000	—
Noncash lease expense	66,994	55,148	47,869
Amortization and write-off of debt issuance fees and debt discount	108	108	130
Loss on disposal of property and equipment	299	660	334
Deferred taxes	(2,716)	8,773	6,365
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(240)	3,282	(2,716)
Inventories	(148,071)	(9,626)	(115,194)
Prepaid expenses and other current assets	7,664	3,515	(11,276)
Other assets	(766)	613	(2,874)
Accounts payable	210	425	(2,636)
Accrued expenses and other current liabilities	17,989	(6,208)	(18,541)
Other liabilities	311	1,057	516
Operating leases	(48,644)	(33,183)	(29,299)
Net cash provided by operating activities	$147,540	$236,080	$88,887
Cash flows from investing activities
Purchases of property and equipment	(148,293)	(118,782)	(124,534)
Proceeds from sale of property and equipment	55	—	—
Net cash used in investing activities	$(148,238)	$(118,782)	$(124,534)
Cash flows from financing activities
(Payments)/borrowings on line of credit - net	—	(66,043)	37,494
Repayments on debt and finance lease obligations	(873)	(863)	(838)
Tax withholding payments for net share settlement	(7,617)	(2,475)	(4,689)
Proceeds from the exercise of stock options	3,111	9,737	1,199
Net cash (used in)/provided by financing activities	$(5,379)	$(59,644)	$33,166
Net (decrease)/increase in cash and cash equivalents	(6,077)	57,654	(2,481)
Cash and cash equivalents, beginning of period	75,847	18,193	20,674
Cash and cash equivalents, end of period	$69,770	$75,847	$18,193

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$59,929	$57,157	$60,171
Cash paid for interest	$1,381	$2,385	$5,835
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$29,584	$17,269	$21,487

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,594,094 and 30,343,690 outstanding shares of common stock as of March 29, 2025 and March 30, 2024, respectively. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 459 stores in 49 states as of March 29, 2025, 400 stores in 45 states as of March 30, 2024 and 345 stores in 43 states as of April 1, 2023. As of the fiscal year ending March 29, 2025, all stores operate under the Boot Barn name.

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

Fiscal Year

The Company reports its results of operations and cash flows on a 52- or 53-week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The fiscal years ended March 29, 2025 (“fiscal 2025”) and March 30, 2024 (“fiscal 2024”) each consisted of 52 weeks, and the fiscal year ended April 1, 2023 (“fiscal 2023”) was a 53-week period.

2. Summary of Significant Accounting Policies

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. The Company’s chief operating decision maker (“CODM”) is its Interim Chief Executive Officer, who was appointed as of November 2024. The CODM regularly reviews operations and financial performance at a consolidated level, based on a single operating segment. The Company operates as one operating and one reportable segment. Further, the Company’s operations represent one reporting unit for the purpose of its goodwill impairment analysis.

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

Accounts Receivable

The Company’s accounts receivable consist of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co-operative arrangements. The Company’s allowance for credit losses was $0.6 million as of both March 29, 2025 and March 30, 2024.

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

Property and Equipment, net

Property and equipment consists of leasehold improvements, machinery and equipment, furniture and fixtures, software, and vehicles. Property and equipment is subject to depreciation and is recorded at cost less accumulated depreciation. Expenditures for major remodels and improvements are capitalized while minor replacements, maintenance, and repairs that do not improve or extend the life of such assets are charged to expense. Gains or losses on disposal of fixed assets, when applicable, are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives, ranging from one to ten years. The Company’s property and equipment are depreciated using the following estimated useful lives:

Useful Life
Machinery and equipment	5 years
Furniture and fixtures	7 years
Software	5 years
Vehicles	5 years
Leasehold improvements	1-10 years

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is tested for impairment at least annually as of the first day of the fourth fiscal quarter or more frequently if indicators of impairment exist, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other. This guidance provides the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments, as well as the Company’s reporting units. The Company’s operations represent one reporting unit for the purpose of its goodwill impairment analysis.

If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to compare the fair value of the reporting unit with its carrying amount. We evaluate the fair value of the reporting unit by using market-based analysis to review market capitalization and by reviewing a discounted cash flow analysis using management’s assumptions. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we recognize an impairment loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit. The Company concluded that there was no impairment of goodwill during fiscal 2025, fiscal 2024, or fiscal 2023.

Intangible assets with indefinite lives, which include the Boot Barn, Sheplers and Country Outfitter trademarks, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value, an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2025 or fiscal 2023. During fiscal 2024, the Company recognized an impairment related to the Sheplers indefinite lived trademark of $2.0 million.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of certain customer lists. Customer lists are amortized over a five-year useful life based on their estimated attrition rate.

Long-Lived Assets

Long-lived assets consist of property and equipment and definite-lived intangible assets. The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). During fiscal 2025, fiscal 2024 and fiscal 2023, the Company did not record asset impairment charges related to its stores.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $8.8 million and $7.5 million as of March 29, 2025 and March 30, 2024, respectively, and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company accounts for the return asset and liability separately on a gross basis.

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, recorded as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $6.2 million, $5.0 million, and $4.1 million as of March 29, 2025, March 30, 2024, and April 1, 2023,

respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	March 29,	March 30,	April 1,
(In thousands)	2025	2024	2023
Beginning balance	$5,050	$4,145	$3,504
Current year provisions	20,149	17,694	18,731
Current year award redemptions	(19,031)	(16,789)	(18,090)
Ending balance	$6,168	$5,050	$4,145

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

Gift Card Program	Fiscal Year Ended
	March 29,	March 30,	April 1,
(In thousands)	2025	2024	2023
Beginning balance	$23,649	$19,855	$15,392
Current year issuances	50,180	44,193	42,117
Current year redemptions	(44,581)	(39,533)	(36,787)
Current year breakage and escheatment	(963)	(866)	(867)
Ending balance	$28,285	$23,649	$19,855

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

Advertising Costs

Certain advertising costs, including pay-per-click, direct mail, television and radio promotions, event sponsorship, in-store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $2.2 million and $2.4 million as of March 29, 2025 and March 30, 2024, respectively. All other advertising costs are expensed as incurred. The Company recognized $50.5 million, $44.0 million, and $40.7 million in advertising costs during fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for fiscal 2025 or fiscal 2024.

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

Fair Value of Certain Financial Assets and Liabilities

The Company follows ASC 820 which requires disclosure of the estimated fair value of certain assets and liabilities defined by the guidance as financial instruments. The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and debt. ASC 820 defines the fair value of financial instruments as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

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

Although a market quote for the fair value of its outstanding debt arrangement discussed in Note 8 “Revolving credit facilities and long-term debt” is not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no material financial assets or liabilities requiring fair value measurements as of March 29, 2025 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 25% of net sales in fiscal 2025 and 24% of net sales in both fiscal 2024 and fiscal 2023.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is applicable to the Company’s Annual Report on Form 10-K for fiscal 2025, and subsequent interim periods, with early application permitted. The Company adopted this ASU for its annual period ended March 29, 2025.

3. Segment Reporting

The Company is an omni-channel lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States, and derives revenue from customers purchasing product from the Company’s stores and e-commerce websites. The Company’s CODM is its Interim Chief Executive Officer, who was appointed as of November 2024.

As a result of how the CODM views and operates the Company, during the fourth quarter of fiscal 2025, the Company made changes in the composition of its operating segments. Previously, retail stores and e-commerce websites represented two operating segments, which were combined into a single reporting segment. However, the CODM regularly reviews operations and financial performance at a consolidated level. The Company determined it operates as one operating and one reportable segment.

The CODM uses net income, as reported on the Consolidated Statement of Operations, to manage business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Segment performance is monitored and resource allocation is determined during the annual budget process. The CODM does not review segment assets at a different asset level or category than what is presented on the Consolidated Balance Sheet.

The following table presents information about our segment revenue, segment profit or loss, and significant expenses (in thousands):

	Fiscal Year Ended
	March 29,	March 30,	April 1,
(In thousands)	2025	2024	2023
Net Sales	$1,911,104	$1,667,009	$1,657,615
Less:
Merchandise cost of goods sold[1]	954,476	854,128	876,571
Buying, occupancy, and distribution center expenses[2]	239,590	198,457	170,472
Gross profit	717,038	614,424	610,572
Selling expenses[3]	349,649	303,555	281,857
Other general and administrative expenses[4]	128,037	112,655	96,928
Income from operations	239,352	198,214	231,787
Other segment expenses[5]	58,410	51,218	61,234
Net income	$180,942	$146,996	$170,553

1 Merchandise cost of goods sold includes the cost of merchandise, inbound and outbound freight, obsolescence and shrinkage provisions, supplier allowances, and inventory acquisition-related costs.

2 Buying, occupancy, and distribution center expenses include store and distribution center occupancy costs (including rent, depreciation and utilities), occupancy-related taxes, and compensation costs for merchandise purchasing, exclusive brand design and development and distribution center personnel. For consolidated depreciation expense see Note 5: Property and Equipment, Net.

3 Selling expenses include all store-level salaries and hourly labor costs, store overhead, and other operating costs, including advertising, pay-per-click, marketing campaigns, operating supplies, repairs and maintenance, credit card fees and costs of third-party services.

4 Includes corporate compensation and benefits, travel expenses, corporate occupancy costs, stock compensation costs, legal and professional fees, insurance, and other related corporate costs.

5 Includes interest expense, other income/(loss) and income tax expense.

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Fiscal Year Ended
% of Net Sales	March 29, 2025	March 30, 2024	April 1, 2023
Footwear	47%	47%	47%
Apparel	37%	36%	37%
Hats, accessories and other	16%	17%	16%
Total	100%	100%	100%

The Company also disaggregates net sales between stores and e-commerce:

	Fiscal Year Ended
% of Net Sales	March 29, 2025	March 30, 2024	April 1, 2023
Stores	90%	89%	87%
E-commerce	10%	11%	13%
Total	100%	100%	100%

Geographic Information

Approximately 0.4% of the Company’s consolidated net sales for fiscal 2025 was generated from customers outside of the United States. Substantially all of the Company’s long-lived assets are held in the United States.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 29,	March 30,
	2025	2024
Prepaid advertising	$2,223	$2,398
Prepaid insurance	2,616	2,549
Income tax receivable	8,401	10,268
Returns allowance	3,948	3,444
Prepaid merchandise	12,000	18,989
Other	7,548	7,070
Total prepaid expenses and other current assets	$36,736	$44,718

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 29,	March 30,
	2025	2024
Leasehold improvements	$279,683	$211,508
Machinery and equipment	86,812	70,845
Furniture and fixtures	232,842	196,478
Construction in progress	65,280	27,743
Vehicles	3,936	3,201
	668,553	509,775
Less: Accumulated depreciation	(246,474)	(186,108)
Property and equipment, net	$422,079	$323,667

Depreciation expense was $62.5 million, $49.5 million, and $35.9 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

6. Goodwill and Intangible Assets, Net

Our goodwill balance totaled $197.5 million for fiscal 2025. There were no changes to the carrying amount of goodwill for fiscal 2025, fiscal 2024, and fiscal 2023.

Net intangible assets consisted of the following:

March 29, 2025
Gross Carrying Amount
(in thousands)
Trademarks—indefinite lived	58,677
Total intangible assets	$58,677

	March 30, 2024
	Gross			Weighted
	Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

	(in thousands, except for weighted average useful life)
Customer lists—definite lived	$345	$(325)	$20	5.0
Trademarks—indefinite lived	58,677	—	58,677
Total intangible assets	$59,022	$(325)	$58,697

Amortization expense for intangible assets totaled less than $0.1 million for fiscal 2025 and $0.1 million for each of fiscal 2024 and 2023, and is included in selling, general and administrative expenses.

The Company did not record an impairment to indefinite lived trademarks in fiscal 2025 or fiscal 2023. The Company recognized an impairment of $2.0 million related to the Sheplers indefinite lived trademark in fiscal 2024, which is included in selling, general and administrative expenses in the consolidated statements of operations. The remaining value of the Sheplers trademark was $7.2 million as of March 29, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 29,	March 30,
	2025	2024
Accrued compensation	$33,188	$26,033
Deferred revenue	30,718	26,378
Sales tax liability	16,044	13,472
Accrued occupancy expense	4,695	5,909
Accrued interest	158	161
Sales reward redemption liability	6,168	5,050
Accrued expenses	18,613	15,722
Accrued property and equipment	22,402	11,448
Sales returns reserve	8,786	7,549
Other	5,266	4,755
Total accrued expenses and other current liabilities	$146,038	$116,477

8. Revolving Credit Facility and Long-Term Debt

The Company currently has a $250.0 million syndicated senior secured asset-based revolving credit facility (“Wells Fargo Revolver”) for which Wells Fargo Bank, National Association is agent (“Wells Fargo”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million and the current maturity date is July 11, 2027.

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 29, 2025 were zero and $2.9 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 30, 2024 were zero and $2.3 million, respectively. Total interest expense incurred in fiscal 2025 on the Wells Fargo Revolver was $0.8 million and the weighted average interest rate for fiscal 2025 was 7.8%. Total interest expense incurred in fiscal 2024 on the Wells Fargo Revolver was $1.7 million and the weighted average interest rate for fiscal 2024 was 7.0%. Total interest expense incurred in fiscal 2023 on the Wells Fargo Revolver was $5.2 million and the weighted average interest rate for fiscal 2023 was 4.3%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 29, 2025, the fair value of this embedded derivative was estimated and was not significant.

As of March 29, 2025, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million were incurred under the Wells Fargo Revolver and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.2 million and $0.4 million as of March 29, 2025 and March 30, 2024, respectively. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in each of fiscal 2025, fiscal 2024 and fiscal 2023.

9. Stock-Based Compensation

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

On August 26, 2020 (the “Effective Date”), the Company’s stockholders approved the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan, and on August 25, 2021, the Company’s stockholders approved Amendment No. 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2020 Plan) and non-employee directors of the Company’s Board of Directors or any member of any board of directors of any Affiliate for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. In addition, and subject to adjustment as set forth in the 2020 Plan, shares of common stock subject to outstanding awards under the 2014 Plan that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid in shares or are paid in cash after the Effective Date shall be added to the share reserve under the 2020 Plan. As of March 29, 2025, all awards granted under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan are subject to the vesting criteria discussed further below. Restricted stock units granted under the 2020 Plan vest over service periods ranging from one to four years, as determined by the Compensation Committee. Performance share units granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During fiscal 2025 and fiscal 2024, the Company did not grant options to purchase shares.

During fiscal 2023, the Company granted its former Chief Executive Officer (“CEO”) an option to purchase 86,189 shares of common stock under the 2020 Plan. This option contained both service and market vesting conditions. Vesting of this option was contingent upon the market price of the Company’s common stock achieving three stated price targets for 30 consecutive trading days through the third anniversary of the date of grant. If the first market price target was met, 33% of the option granted would have cliff vested on the third anniversary of the date of grant, with an additional 33% of the option vesting on the third anniversary of the date of grant if the second market price target was met, and the last 34% of the option vesting on the third anniversary of the date of grant if the final market price target was met. The total grant date fair value of this option was $4.0 million, with a grant date fair value of $46.41 per share.

During fiscal 2025, the Company’s former CEO resigned and forfeited all of his unvested equity awards. This resulted in a reversal of expense related to this stock option, which was being recognized on a straight-line basis over the three-year service period. The exercise price of this award was $86.96 per share. The fair value of the option was estimated using a Monte Carlo simulation model. The following significant assumptions were used as of May 12, 2022, the date of grant:

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

Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The following table summarizes the stock award activity for the fiscal year ended March 29, 2025:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
				(in thousands)
Outstanding at March 30, 2024	340,605	$40.00
Granted	—	$—
Exercised	(129,978)	$23.94		$13,939
Cancelled, forfeited or expired	(86,189)	$86.96
Outstanding at March 29, 2025	124,438	$24.26	4.1	$9,944
Vested and expected to vest after March 29, 2025	124,438	$24.26	4.1	$9,944
Exercisable at March 29, 2025	124,438	$24.26	4.1	$9,944

A summary of the status of non-vested stock options as of March 29, 2025 and changes during fiscal 2025 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at March 30, 2024	154,487	$30.63
Granted	—	$—
Vested	(68,298)	$10.71
Non-vested shares forfeited	(86,189)	$46.41
Non-vested at March 29, 2025	—	$—

The tax benefit from stock options exercised during fiscal 2025, fiscal 2024 and fiscal 2023 was $0.7 million, $1.2 million, and $0.7 million, respectively.

Restricted Stock Units

During fiscal 2025, fiscal 2024 and fiscal 2023, the Company granted 109,013, 132,713, and 94,262 restricted stock units (“RSUs”), respectively, to non-employee directors, the Executive Chairman of the Company’s Board of Directors, and various employees under the 2020 Plan. The restricted stock units granted vest in periods ranging from one to three years, provided that the respective award recipient continues to be employed by the Company through the vesting period (subject to certain exceptions). The grant date fair values of the RSUs granted during fiscal 2025, fiscal 2024 and fiscal 2023 totaled $12.5 million, $8.6 million and $8.2 million, respectively. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of grant.

The grant date fair values of the RSUs granted during fiscal 2025, fiscal 2024 and fiscal 2023 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the vesting period, subject to certain exceptions.

A summary of the status of non-vested RSUs as of March 29, 2025 and changes during fiscal 2025 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested awards outstanding at March 30, 2024	247,596	$64.96
Granted	109,013	$114.70
Vested	(127,809)	$58.86
Forfeited	(56,609)	$88.96
Non-vested awards outstanding at March 29, 2025	172,191	$93.10

The total fair value of RSUs vested during fiscal 2025 was $14.3 million.

Performance Share Units

During fiscal 2025, fiscal 2024 and fiscal 2023, the Company granted 61,530, 112,740 and 57,843 performance share units (“PSUs”), respectively, to various employees under the 2020 Plan with grant date fair values of $6.9 million, $7.3 million and $5.0 million, respectively. PSUs are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance periods for PSUs granted during: (i) fiscal 2025, began March 31, 2024 and ends March 27, 2027; (ii) fiscal 2024, began April 2, 2023 and ends March 28, 2026; and fiscal 2023, began March 27, 2022 and ended March 29, 2025.

The performance metrics for these PSU awards were established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares to be issued is fixed based upon the degree of achievement of the pre-determined performance goals for such PSUs. If the cumulative three-year performance goals are below the threshold level, the number of PSUs to vest will be 0%, if the performance goals are at the threshold level, the number of PSUs to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of PSUs to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of PSUs to vest will be 200% of the target amounts, each subject to continued service by the applicable award recipient through the last day of the performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of PSUs to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant's target award.

The grant date fair values of the PSUs granted during fiscal 2025, fiscal 2024 and fiscal 2023 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance goals are not probable of achievement during the performance period, any previously recognized stock compensation expense is reversed. The PSUs are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

A summary of the status of non-vested PSUs as of March 29, 2025 and changes during fiscal 2025 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested awards outstanding at March 30, 2024	202,996	$73.26
Granted	61,530	$111.69
Target Award Adjustment(1)	32,413	$78.32
Vested	(64,826)	$78.32
Forfeited	(93,043)	$82.38
Non-vested awards outstanding at March 29, 2025	139,070	$82.98
(1)	Represents the number of incremental PSUs earned by grantees based on achievement of performance metrics.

The total fair value of PSUs vested during fiscal 2025 was $6.7 million.

Stock-Based Compensation Expense

During fiscal 2025, the Company’s former CEO resigned and forfeited all of his unvested equity awards. This resulted in a net reversal of stock-based compensation expense of $6.0 million associated with the former CEO’s unvested equity awards during fiscal 2025.

A summary of stock-based compensation expense by award-type is presented below:

	Fiscal Year Ended
	March 29,	March 30,	April 1,
(in thousands)	2025	2024	2023
Stock options	$(2,436)	$1,817	$2,639
Restricted stock units	7,991	7,203	5,914
Performance share units	5,422	3,915	1,158
Total stock-based compensation expense, before tax	10,977	12,935	9,711
Income tax benefit	(3,654)	(2,686)	(1,828)
Total stock-based-compensation expense, after tax	$7,323	$10,249	$7,883

Stock-based compensation expense of $4.3 million, $2.4 million, and $1.3 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2025, fiscal 2024, and fiscal 2023, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

A summary of unamortized stock-based compensation expense and the weighted-average remaining recognition period of awards granted under the Company’s stock-based compensation plans as of March 29, 2025 is presented below:

(in thousands, except for periods)	March 29, 2025
RSUs
Unamortized compensation expense for RSUs	$7,281
Weighted-average remaining recognition period (in years)	1.70

PSUs
Unamortized compensation expense for PSUs	$5,527
Weighted-average remaining recognition period (in years)	1.89

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

ROU assets are tested for impairment in the same manner as long-lived assets. During fiscal 2025, fiscal 2024 and fiscal 2023, the Company did not record ROU asset impairment charges related to its stores.

ROU assets and lease liabilities as of March 29, 2025 and March 30, 2024 consist of the following (in thousands):

	Balance Sheet Classification	March 29, 2025	March 30, 2024
Assets
Finance lease assets	Right-of-use assets, net	$7,789	$8,537
Operating lease assets	Right-of-use assets, net	461,672	381,964
Total lease assets		$469,461	$390,501

Liabilities
Current
Finance	Short-term lease liabilities	$948	$873
Operating	Short-term lease liabilities	71,913	62,581
Total short-term lease liabilities		$72,861	$63,454

Non-Current
Finance	Long-term lease liabilities	$13,480	$14,428
Operating	Long-term lease liabilities	476,702	388,875
Total long-term lease liabilities		$490,182	$403,303
Total lease liabilities		$563,043	$466,757

Total lease costs for each of fiscal 2025, fiscal 2024 and fiscal 2023 were:

	Fiscal Year Ended
(in thousands)	March 29, 2025	March 30, 2024	April 1, 2023
Finance lease cost
Amortization of right-of-use assets	$748	$805	$886
Interest on lease liabilities	634	672	713
Total finance lease cost	$1,382	$1,477	$1,599

Operating lease cost	$91,599	$73,577	$61,600
Short-term lease cost	4,539	4,403	5,085
Variable lease cost	31,433	23,920	22,305
Sublease income	—	—	—
Total lease cost	$128,953	$103,377	$90,589

The following table summarizes future lease payments as of March 29, 2025:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2026	$83,082	$1,552
2027	105,275	1,590
2028	96,078	1,629
2029	88,666	1,669
2030	80,156	1,709
Thereafter	255,456	9,517
Total	708,713	17,666
Less: Imputed interest	(160,098)	(3,238)
Present value of net lease payments	$548,615	$14,428

As of March 29, 2025, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $115.2 million.

The following table includes supplemental lease information:

	Fiscal Year Ended
Supplemental Cash Flow Information (dollars in thousands)	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$99,782	$77,270
Operating cash flows from finance leases	624	663
Financing cash flows from finance leases	891	880
	$101,297	$78,813
Lease liabilities arising from new right-of-use assets
Operating leases	$145,954	$119,026
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.8	7.9
Finance leases	10.4	11.4

Weighted average discount rate
Operating leases	5.2%	5.0%
Finance leases	10.9%	10.9%

12. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). The 401(k) Plan provides a matching contribution for all employees that work a minimum of 1,000 hours per year. Contributions to the plan are based on certain criteria as defined in the agreement governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $2.5 million, $2.3 million, and $2.1 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

13. Income Taxes

Income tax expense consisted of the following:

	Fiscal Year Ended
	March 29,	March 30,	April 1,
(in thousands)	2025	2024	2023
Current:
Federal	$49,527	$32,160	$37,404
State	12,365	9,442	11,556
Foreign	—	—	—
Total current	61,892	41,602	48,960
Deferred:
Federal	(2,607)	5,774	6,927
State	(110)	3,000	(562)
Foreign	—	—	—
Total deferred	(2,717)	8,774	6,365
Total income tax expense	$59,175	$50,376	$55,325

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	March 29,	March 30,	April 1,
	2025	2024	2023
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	4.0	4.2	4.0
Permanent items	0.1	0.1	0.1
Excess tax benefit of stock-based compensation	(2.2)	(3.2)	(1.5)
IRC Section 162(m)	1.8	3.1	1.3
Other	(0.1)	0.2	(0.4)
Effective tax rate	24.6%	25.4%	24.5%

Differences between the effective tax rate and the statutory rate relate primarily to excess tax benefits due to income tax accounting for share-based compensation, IRC Section 162(m) and state taxes.

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax liabilities as of March 29, 2025 and March 30, 2024 consisted of the following (in thousands):

	March 29	March 30,
	2025	2024
Deferred tax assets:
State taxes	$1,150	$937
Accrued liabilities	2,698	2,980
Award program liabilities	765	632
Deferred revenue	3,610	2,902
Inventories	8,265	6,382
Stock options	3,034	2,811
Lease liabilities	135,892	111,813
Other, net	2,668	1,964
Total deferred tax assets	158,082	130,421
Deferred tax liabilities:
Depreciation and amortization	(80,532)	(75,295)
Prepaid expenses	(887)	(934)
Right-of-use assets	(115,980)	(96,225)
Total deferred tax liabilities	(197,399)	(172,454)
Valuation allowance	—	—
Net deferred tax liabilities	$(39,317)	$(42,033)

As of March 29, 2025, the Company had no net operating loss carryforwards for federal and state tax purposes.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is not necessary as of March 29, 2025 and March 30, 2024.

The Company applies ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At March 29, 2025 and March 30, 2024, no material amounts were recorded for any uncertain tax positions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 29, 2025 and March 30, 2024.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2020 through 2024 returns are subject to examination by the U.S. federal and various state tax authorities.

14. Related Party Transactions

The Company had capital expenditures with Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market. These capital expenditures amounted to less than $0.1 million in each of fiscal 2025 and fiscal 2024 and $0.1 million in fiscal 2023, and were recorded as property and equipment, net on the consolidated balance sheets. During these fiscal years, certain members of the Company’s board of directors either served on the board of directors or as an executive officer at Floor & Decor Holdings, Inc.

John Grijalva, the husband of Laurie Grijalva, Chief Merchandising Officer, works as an independent sales representative primarily for Dan Post Boot Company, Outback Trading Company, LTD and KS Marketing LLC. Mr. Grijalva conducts his business as an independent sales representative through a limited liability company of which he and Ms. Grijalva are members. We purchased merchandise from these suppliers in the aggregate approximate amounts of $38.0 million, $32.8 million, and $45.0 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Mr. Grijalva was paid commissions by the companies he represents amounting to approximately $2.5 million, $2.2 million, and $3.2 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, a portion of which were passed on to other sales representatives working for Mr. Grijalva.

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

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2025, 2024, and 2023 are as follows:

	Fiscal Year Ended
	March 29,	March 30,	April 1,
(in thousands, except per share data)	2025	2024	2023
Net income	$180,942	$146,996	$170,553

Weighted average basic shares outstanding	30,524	30,167	29,805
Dilutive effect of options and restricted stock	249	444	565
Weighted average diluted shares outstanding	30,773	30,611	30,370

Basic earnings per share	$5.93	$4.87	$5.72
Diluted earnings per share	$5.88	$4.80	$5.62

During fiscal 2025, fiscal 2024 and fiscal 2023, securities outstanding totaling approximately zero, 86,882, and 198,511 shares, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

16. Subsequent Events

On May 1, 2025, the Company’s Board of Directors (the “Board”) appointed John Hazen as the Chief Executive Officer of the Company, effective as of May 5, 2025. The Board also increased the size of the Board from seven to eight directors and appointed Mr. Hazen to the Board, effective as of May 5, 2025.

On May 8, 2025, the Board authorized the Company to repurchase up to $200 million of its common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through a variety of methods, which could include open market purchases, which may or may not be pursuant to Rule 10b5-1 trading plans, privately negotiated transactions, block trades, accelerated share repurchase plans, or any combination of such methods. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. The Company is not obligated to repurchase any specific amount of shares of common stock. The Repurchase Program does not have an expiration date and may be amended or terminated by the Board at any time without prior notice.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 29, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2025, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 29, 2025. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 29, 2025.

The effectiveness of our internal control over financial reporting as of March 29, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Boot Barn Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of March 29, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 29, 2025, of the Company and our report dated May 15, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

May 15, 2025

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 29, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Present Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2025 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended March 29, 2025, and is incorporated herein by reference.

Code of Business Ethics

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

Insider Trading Policy

We have adopted our Insider Trading Policy that applies to all directors, officers, and employees of the Company and its subsidiaries, as well as the Company itself. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale, and/or other dispositions of the Company’s securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

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
2.1

Agreement and Plan of Merger by and among Boot Barn, Inc., Rodeo Acquisition Corp., Sheplers Holding Corporation and Gryphon Partners III, L.P. as Guarantor and the Sellers’ Representative, dated as of May 29, 2015 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2015).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 9, 2014).
3.2

Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-199008) filed on October 20, 2014).

3.2.1	Amendment, effective March 23, 2015, to Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on March 26, 2015).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-199008) filed on October 20, 2014).
4.2	Description of Capital Stock (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed on May 24, 2019).
10.1†	Amended and Restated Boot Barn Holdings, Inc. 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2016).
10.2†	Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2020).
10.2.1†	Amendment 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2021).

Exhibit Number	Description
10.2.2†

Form of Employee Restricted Stock Unit Issuance Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2.2 to the Registrant’s Annual Report on Form 10-K filed on May 15, 2024).

10.2.3†

Form of Performance Unit Issuance Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2.3 to the Registrant’s Annual Report on Form 10-K filed on May 15, 2024).

10.2.4†

Form of Restricted Stock Award Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 30, 2025).

10.2.5†*	2025 Form of Employee Restricted Stock Unit Issuance Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan.
10.2.6†*	2025 Form of Director Restricted Stock Unit Issuance Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan.
10.2.7†*	2025 Form of Performance Unit Issuance Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan.
10.3†	Boot Barn Holdings, Inc. Amended and Restated Cash Incentive Plan for Executives (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 1, 2020).
10.4†

Amended and Restated Employment Agreement, dated April 7, 2015, by and between Boot Barn, Inc. and James G. Conroy (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2015).

10.5†

Employment Agreement, effective as of May 11, 2014, by and between Boot Barn, Inc. and Laurie Grijalva (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-199008) filed on September 29, 2014).

10.6†

Letter Agreement, dated July 2, 2014, by and between Boot Barn, Inc. and Laurie Grijalva (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 9, 2014).

10.7†

Employment Agreement, dated October 26, 2021, by and between Boot Barn, Inc. and James Watkins (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2021).

10.8†	Boot Barn Holdings, Inc. Cash Incentive Plan for Executives (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2017).
10.9

NSB Software as a Service Master Agreement, dated February 26, 2008, by and between Boot Barn, Inc. and NSB Retail Solutions Inc (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-199008) filed on September 9, 2014).

10.10

Form of Amended and Restated Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-199008) filed on September 9, 2014).

10.11

Amendment No. 4 to Credit Agreement (which amends and restates the Credit Agreement in its entirety), dated as of July 11, 2022, by and among the Company, Boot Barn, Inc., Sheplers Holding, LLC (f/k/a Sheplers Holding Corporation), Sheplers, LLC (f/k/a Sheplers, Inc.), Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2022).

10.12

Guaranty Agreement dated as of June 29, 2015, by and among Boot Barn, Inc. and Sheplers, Inc. as Borrowers, Boot Barn Holdings, Inc., Sheplers Holdings Corporation and certain of their Subsidiaries as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).

Exhibit Number	Description
10.13

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc. and certain of their Subsidiaries as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).

10.14

Trademark Security Agreement, dated as of June 29, 2015, by Sheplers, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).

10.15

Trademark Security Agreement, dated as of June 29, 2015, by Boot Barn, Inc., in favor of Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).

10.16†

Employment Agreement, effective on or around April 2, 2018, by and between Boot Barn, Inc. and John Hazen (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on May 24, 2019).

10.17†

Employment Agreement, effective on May 5, 2014, by and between Boot Barn, Inc. and Michael A. Love (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on May 24, 2019).

10.17.1†

Supplemental Employment Letter Agreement, effective on April 1, 2017, by and between Boot Barn, Inc. and Michael A. Love (Incorporated by reference to Exhibit 10.29.1 to the Registrant’s Annual Report on Form 10-K filed on May 24, 2019).

10.17.2†

Supplemental Employment Letter Agreement, effective on or around June 12, 2018, by and between Boot Barn, Inc. and Michael A. Love (Incorporated by reference to Exhibit 10.29.2 to the Registrant’s Annual Report on Form 10-K filed on May 24, 2019).

10.18†*	Employment Agreement, effective on January 27, 2025, by and between Boot Barn, Inc. and Jonathon D. Kosoff.
10.19†

Employment Agreement, effective on May 5, 2025, by and between Boot Barn, Inc. and John Hazen (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2025).

19.1	Boot Barn Holdings, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on May 15, 2024).
21.1*	List of subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Boot Barn Holdings, Inc. Compensation Recoupment Policy adopted November 14, 2023 (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on May 15, 2024).
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025, formatted in iXBRL in Exhibit 101.

†	Indicates management contract or compensation plan.

+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOT BARN HOLDINGS, INC.

Date: May 15, 2025	By:	/s/ John Hazen
		Name:	John Hazen
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Hazen	Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2025
John Hazen

/s/ James M. Watkins	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 15, 2025
James M. Watkins

/s/ Peter Starrett	Executive Chairman of the Board of Directors	May 15, 2025
Peter Starrett

/s/ Chris Bruzzo	Director	May 15, 2025
Chris Bruzzo

/s/ Gene Eddie Burt	Director	May 15, 2025
Gene Eddie Burt

/s/ Lisa G. Laube	Director	May 15, 2025
Lisa G. Laube

/s/ Brenda I. Morris	Director	May 15, 2025
Brenda I. Morris

/s/ Anne MacDonald	Director	May 15, 2025
Anne MacDonald

/s/ Bradley M. Weston	Director	May 15, 2025
Bradley M. Weston