Form 10-Q
period 2025-06-28
Boot Barn Holdings, Inc.
filed 2025-07-31
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-36711

Boot Barn Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0776290 (I.R.S. employer identification no.)

17100 Laguna Canyon Road Irvine, California (Address of principal executive offices)	92618 (Zip code)

(949) 453-4400

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	BOOT	New York Stock Exchange

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

As of July 25, 2025, the registrant had 30,555,623 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen weeks Ended June 28, 2025

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 28,	March 29,
	2025	2025

Assets
Current assets:
Cash and cash equivalents	$95,319	$69,770
Accounts receivable, net	8,530	10,263
Inventories	774,060	747,191
Prepaid expenses and other current assets	30,835	36,736
Total current assets	908,744	863,960
Property and equipment, net	430,391	422,079
Right-of-use assets, net	491,774	469,461
Goodwill	197,502	197,502
Intangible assets, net	58,677	58,677
Other assets	6,738	6,342
Total assets	$2,093,826	$2,018,021
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$141,355	$134,450
Accrued expenses and other current liabilities	140,451	146,038
Short-term lease liabilities	76,848	72,861
Total current liabilities	358,654	353,349
Deferred taxes	38,584	39,317
Long-term lease liabilities	520,300	490,182
Other liabilities	4,882	4,116
Total liabilities	922,420	886,964

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; June 28, 2025 - 100,000 shares authorized, 30,983 shares issued; March 29, 2025 - 100,000 shares authorized, 30,892 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	250,488	246,725
Retained earnings	957,376	903,968
Less: Common stock held in treasury, at cost, 405 and 298 shares at June 28, 2025 and March 29, 2025, respectively	(36,461)	(19,639)
Total stockholders’ equity	1,171,406	1,131,057
Total liabilities and stockholders’ equity	$2,093,826	$2,018,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	June 28,	June 29,
	2025	2024

Net sales	$504,067	$423,386
Cost of goods sold	306,846	266,637
Gross profit	197,221	156,749
Selling, general and administrative expenses	126,501	106,527
Income from operations	70,720	50,222
Interest expense	343	351
Other income, net	911	596
Income before income taxes	71,288	50,467
Income tax expense	17,880	11,558
Net income	$53,408	$38,909

Earnings per share:
Basic	$1.75	$1.28
Diluted	$1.74	$1.26
Weighted average shares outstanding:
Basic	30,596	30,433
Diluted	30,750	30,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 29, 2025	30,892	$3	$246,725	$903,968	(298)	$(19,639)	$1,131,057
Net income	—	—	—	53,408	—	—	53,408
Issuance of common stock related to stock-based compensation	91	—	87	—	—	—	87
Repurchase of common stock	—	—	—	—	(78)	(12,627)	(12,627)
Tax withholding for net share settlement	—	—	—	—	(29)	(4,195)	(4,195)
Stock-based compensation expense	—	—	3,676	—	—	—	3,676
Balance at June 28, 2025	30,983	$3	$250,488	$957,376	(405)	$(36,461)	$1,171,406

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2024	30,572	$3	$232,636	$723,026	(228)	$(12,022)	$943,643
Net income	—	—	—	38,909	—	—	38,909
Issuance of common stock related to stock-based compensation	228	—	951	—	—	—	951
Tax withholding for net share settlement	—	—	—	—	(69)	(7,445)	(7,445)
Stock-based compensation expense	—	—	5,764	—	—	—	5,764
Balance at June 29, 2024	30,800	$3	$239,351	$761,935	(297)	$(19,467)	$981,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 28,	June 29,
	2025	2024

Cash flows from operating activities
Net income	$53,408	$38,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,518	14,268
Stock-based compensation	3,676	5,764
Amortization of intangible assets	—	12
Noncash lease expense	17,926	15,908
Amortization of debt issuance fees	27	27
Loss on disposal of assets	299	55
Deferred taxes	(733)	78
Changes in operating assets and liabilities:
Accounts receivable, net	1,751	2,059
Inventories	(26,869)	(27,988)
Prepaid expenses and other current assets	5,874	6,909
Other assets	(396)	(251)
Accounts payable	10,144	1,848
Accrued expenses and other current liabilities	(3,618)	(6,108)
Other liabilities	766	231
Operating leases	(5,923)	(10,410)
Net cash provided by operating activities	$73,850	$41,311
Cash flows from investing activities
Purchases of property and equipment	(31,462)	(27,066)
Net cash used in investing activities	$(31,462)	$(27,066)
Cash flows from financing activities
Repayments on finance lease obligations	(229)	(211)
Repurchases of common stock	(12,502)	—
Tax withholding payments for net share settlement	(4,195)	(7,445)
Proceeds from the exercise of stock options	87	951
Net cash used in financing activities	$(16,839)	$(6,705)
Net increase in cash and cash equivalents	25,549	7,540
Cash and cash equivalents, beginning of period	69,770	75,847
Cash and cash equivalents, end of period	$95,319	$83,387

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$592	$584
Cash paid for interest	$312	$322
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$17,973	$23,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,983,037 issued and 30,578,522 outstanding shares of common stock as of June 28, 2025. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 473 stores in 49 states as of June 28, 2025 and 459 stores in 49 states as of March 29, 2025. As of June 28, 2025, all stores operate under the Boot Barn name.

Recent Developments

The Company’s business and opportunities for growth depend on consumer discretionary spending, and as such, the Company’s results are particularly sensitive to economic conditions and consumer confidence. Inflation, tariff and import/export regulations, and other challenges affecting the global economy could impact the Company’s operations and will depend on future developments, which are uncertain. These and other effects make it more challenging for management to estimate the future performance of the Company’s business, particularly over the near-to-medium term. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2025 (the “Fiscal 2025 10-K”).

Basis of Presentation

The Company’s condensed consolidated financial statements as of June 28, 2025 and March 29, 2025 and for the thirteen weeks ended June 28, 2025 and June 29, 2024 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (together with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position, results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the full-year results that may be expected for the fiscal year ending March 28, 2026.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second, and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the current fiscal year ending on March 28, 2026 (“fiscal 2026”) and the fiscal year ended on March 29, 2025 (“fiscal 2025”) consist of 52 weeks.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Fiscal 2025 10-K. Presented below and in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

Comprehensive Income

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM regularly reviews operations and financial performance at a consolidated level, based on a single operating segment. The Company operates as one operating and one reportable segment. Further, the Company’s operations represent one reporting unit for the purpose of its goodwill impairment analysis.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting the Company’s condensed consolidated financial statements are those relating to revenue recognition, lease accounting, inventories, goodwill, intangible and long-lived assets, stock-based compensation, and income taxes. Management regularly evaluates its estimates and assumptions based upon historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, the Company’s future results of operations may be affected.

Inventories

Inventories consist primarily of purchased merchandise and are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes the cost of merchandise and import-related costs, including freight, duty, and agent commissions. The Company assesses the recoverability of inventory through a periodic review of historical usage and present demand. When the inventory on hand exceeds the foreseeable demand, the value of inventory that, at the time of the review, is not expected to be sold at or above cost is written down to its estimated net realizable value.

Leases

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates for its population of leases. Related operating and finance lease right-of-use (“ROU”) assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease ROU assets is performed on a straight-line basis and recorded as part of rent expense in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations. The majority of total lease costs, related to the Company’s retail stores and distribution centers, is recorded as part of cost of goods sold, with the balance recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations.

Leases with initial terms of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

Fair Value of Certain Financial Assets and Liabilities

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which requires disclosure of the estimated fair value of certain assets and liabilities defined by the guidance as financial instruments. The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and debt. ASC 820 defines the fair value of financial instruments as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

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

Cash and cash equivalents, accounts receivable, and accounts payable are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified as Level 2 or Level 3 even though there may be certain significant inputs that are readily observable. The Company believes that the recorded value of its financial instruments approximates their current fair values because of their nature and respective relatively short maturity dates or duration.

Although market quotes for the fair value of the outstanding debt arrangement discussed in Note 5, “Revolving Credit Facility”, is not readily available, the Company believes that its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of June 28, 2025.

Stock Repurchases

In May 2025, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $200 million of its common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through a variety of methods, which could include open market purchases, which may or may not be pursuant to Rule 10b5-1 trading plans, privately negotiated transactions, block trades, accelerated share repurchase plans, or any combination of such methods. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. The Company is not obligated to repurchase any specific amount of shares of common stock. The Repurchase Program does not have an expiration date and may be amended or terminated by the Board at any time without prior notice.

During the thirteen-weeks ended June 28, 2025, the Company repurchased 77,959 shares of common stock for an aggregate purchase price of $12.5 million (excluding excise tax) under the Repurchase Program. As of June 28, 2025, there was $187.5 million in share repurchases remaining available under the Repurchase Program. During the thirteen-weeks ended June 29, 2024, there was not an authorized repurchase program, and no shares were repurchased.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption, and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns is recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The Company accounts for the return asset and liability separately on a gross basis.

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption or expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $6.7 million and $5.2 million as of June 28, 2025 and June 29, 2024, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	June 28, 2025	June 29, 2024
Beginning balance as of March 29, 2025 and March 30, 2024, respectively	$6,168	$5,050
Year-to-date provisions	5,539	4,051
Year-to-date award redemptions	(4,958)	(3,883)
Ending balance	$6,749	$5,218

Proceeds from the sale of gift cards are deferred until the customers use the cards to acquire merchandise. Gift cards, gift certificates, and store credits do not have expiration dates, and unredeemed gift cards, gift certificates, and store credits are subject to state escheatment laws. Amounts remaining after escheatment are recognized in net sales in the period escheatment occurs and the liability is considered to be extinguished. The Company defers recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Income from the redemption of gift cards, gift card breakage, and the sale of layaway merchandise is included in net sales. Deferred revenue is recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a reconciliation of the activity related to the Company’s gift card program:

Gift Card Program
(in thousands)	June 28, 2025	June 29, 2024
Beginning balance as of March 29, 2025 and March 30, 2024, respectively	$28,285	$23,649
Year-to-date issued	9,309	7,688
Year-to-date redemptions	(9,759)	(8,167)
Ending balance	$27,835	$23,170

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

3. Segment Reporting

The Company is an omni-channel lifestyle retail chain devoted to western and work-related footwear, apparel, and accessories in the United States, and derives revenue from customers purchasing product from the Company’s stores and e-commerce websites. The Company’s CODM is its Chief Executive Officer. The CODM regularly reviews operations and financial performance at a consolidated level. The Company operates as one operating and one reportable segment.

The CODM uses net income, as reported on the Condensed Consolidated Statement of Operations, to manage business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Segment performance is monitored and resource allocation is determined during the annual budget process. The CODM does not review segment assets at a different asset level or category than what is presented on the Condensed Consolidated Balance Sheet.

The following table presents information about our segment revenue, segment profit or loss, and significant expenses (in thousands):

	Thirteen Weeks Ended
	June 28,	June 29,
(In thousands)	2025	2024
Net Sales	$504,067	$423,386
Less:
Merchandise cost of goods sold[1]	241,667	210,544
Buying, occupancy, and distribution center expenses[2]	65,179	56,093
Gross profit	197,221	156,749
Selling expenses[3]	92,142	74,750
Other general and administrative expenses[4]	34,359	31,777
Income from operations	70,720	50,222
Other segment expenses[5]	17,312	11,313
Net income	$53,408	$38,909

1 Merchandise cost of goods sold includes the cost of merchandise, inbound and outbound freight, obsolescence and shrinkage provisions, supplier allowances, and inventory acquisition-related costs.

2 Buying, occupancy, and distribution center expenses include store and distribution center occupancy costs (including rent, depreciation, and utilities), occupancy-related taxes, and compensation costs for merchandise purchasing, exclusive brand design and development, and distribution center personnel. Consolidated depreciation expense was $17.5 million and $14.3 million for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively.

3 Selling expenses include all store-level salaries and hourly labor costs, store overhead, and other operating costs, including advertising, pay-per-click, marketing campaigns, operating supplies, repairs and maintenance, credit card fees, and costs of third-party services.

4 Includes corporate compensation and benefits, travel expenses, corporate occupancy costs, stock-based compensation costs, legal and professional fees, insurance, and other related corporate costs.

5 Includes interest expense, other income/(loss), and income tax expense.

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended
% of Net Sales	June 28, 2025	June 29, 2024
Footwear	48%	49%
Apparel	35%	34%
Hats, accessories and other	17%	17%
Total	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended
% of Net Sales	June 28, 2025	June 29, 2024
Stores	91%	91%
E-commerce	9%	9%
Total	100%	100%

Geographic Information

Approximately 0.4% and 0.5% of the Company’s consolidated net sales for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively, were generated from customers outside of the United States. Substantially all of the Company’s long-lived assets are held in the United States.

4. Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both June 28, 2025 and March 29, 2025. As of June 28, 2025, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During both the thirteen weeks ended June 28, 2025 and June 29, 2024, the Company did not record any definite lived intangible asset impairment charges.

As of both June 28, 2025 and March 29, 2025, the Company had net intangible assets for indefinite lived trademarks of $58.7 million.

During the thirteen weeks ended June 28, 2025, the Company did not record amortization expense for intangible assets. During the thirteen weeks ended June 29, 2024, amortization expense for intangible assets totaled less than $0.1 million and is included in selling, general and administrative expenses.

5. Revolving Credit Facility

The Company has a $250.0 million syndicated senior secured asset-based revolving credit facility (the “Wells Fargo Revolver”) for which Wells Fargo Bank, National Association is agent (“Wells Fargo”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million, and the maturity date is July 11, 2027.

Revolving credit loans under the Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term Secured Overnight Financing Rate (defined as “Term SOFR” for the applicable interest period plus a fixed credit spread adjustment of 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate, and (c) Term SOFR for a one-month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For Term SOFR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for Term SOFR loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of June 28, 2025 and March 29, 2025 were zero and $2.9 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended June 28, 2025 was $0.2 million, and the weighted average interest rate for the thirteen weeks ended June 28, 2025 was 7.5%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended June 29, 2024 was $0.2 million, and the weighted average interest rate for the thirteen weeks ended June 29, 2024 was 8.5%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 28, 2025 and March 29, 2025, the fair value of this embedded derivative was estimated and was not significant.

As of June 28, 2025, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million have been incurred under the Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.2 million as of both June 28, 2025 and March 29, 2025. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of less than $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirteen weeks ended June 28, 2025 and June 29, 2024.

6. Stock-Based Compensation

Equity Incentive Plans

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorized the Company to issue awards to employees, consultants, and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. All awards granted by the Company under the 2014 Plan were nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) or performance share units (“PSUs”). Options granted under the 2014 Plan have a life of eight to ten years and vested over service periods of four or five years or in connection with certain events as defined by the 2014 Plan and as determined by the Compensation Committee of the Board (the “Compensation Committee”). Restricted stock awards granted under the 2014 Plan vested over one or four years, as determined by the Compensation Committee. RSUs granted under the 2014 Plan vested over service periods of one, four or five years, as determined by the Compensation Committee. PSUs granted under the 2014 Plan were subject to the vesting criteria discussed further below.

On August 26, 2020 (the “Effective Date”), the Company’s stockholders approved the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan, and on August 25, 2021, the Company’s stockholders approved Amendment No. 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). Following the Effective Date of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2020 Plan) and non-employee directors of the Board or any member of any board of directors of any Affiliate for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. In addition, and subject to adjustment as set forth in the 2020 Plan, shares of common stock subject to outstanding awards under the 2014 Plan that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares or are paid in cash after the Effective Date shall be added to the share reserve under the 2020 Plan. As of June 28, 2025, all awards granted under the 2020 Plan to date have been market-based stock options, RSUs or PSUs. Market-based stock options granted under the 2020 Plan were subject to the vesting criteria discussed in Note 9 to the Company’s consolidated financial statements included in the Fiscal 2025 10-K. RSUs granted under the 2020 Plan vest over service periods ranging from one to four years, as determined by the Compensation Committee. PSUs granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During both the thirteen weeks ended June 28, 2025 and June 29, 2024, the Company did not grant options to purchase shares.

The following table summarizes the stock option activity for the thirteen weeks ended June 28, 2025:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (1)
			(in years)	(in thousands)
Outstanding at March 29, 2025	124,438	$24.26
Granted	—	—
Exercised	(4,122)	20.87		$578
Cancelled, forfeited, or expired	—	—
Outstanding at June 28, 2025	120,316	$24.38	3.9	$15,662
Vested and expected to vest after June 28, 2025	120,316	$24.38	3.9	$15,662
Exercisable at June 28, 2025	120,316	$24.38	3.9	$15,662
(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of the in-the-money stock options outstanding at the end of each fiscal period.

The tax benefit from stock options exercised during the thirteen weeks ended June 28, 2025 and June 29, 2024 was $0.1 million and $0.5 million, respectively.

As of June 28, 2025, there were no unvested stock options.

Restricted Stock Units

During the thirteen weeks ended June 28, 2025 and June 29, 2024, the Company granted 77,875 and 96,060 RSUs, respectively, to non-employee directors, the Executive Chairman of the Board, and various employees under the 2020 Plan. The RSUs granted vest in periods ranging from one to three years, provided that the respective award recipient continues to be employed by the Company through the vesting period (subject to certain exceptions). The grant date fair value of the RSUs granted during the thirteen weeks ended June 28, 2025 and June 29, 2024 totaled $12.2 million and $10.7 million, respectively.

The grant date fair values of the RSUs granted during the thirteen weeks ended June 28, 2025 and June 29, 2024 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock-based compensation expense recognized on a straight-line basis over the vesting period, subject to certain exceptions.

Performance Share Units

During the thirteen weeks ended June 28, 2025 and June 29, 2024, the Company granted 46,231 and 61,530 PSUs, respectively, to various employees under the 2020 Plan with grant date fair values of $7.2 million and $6.9 million, respectively. PSUs are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance periods for PSUs granted during: (i) the thirteen weeks ended June 28, 2025, began March 30, 2025 and ends April 1, 2028; and (ii) the thirteen weeks ended June 29, 2024, began March 31, 2024 and ends March 27, 2027.

The performance metrics for these PSU awards were established by the Compensation Committee at the beginning of the performance period. At the end of the performance period, the number of shares to be issued is fixed based upon the degree of achievement of the pre-determined performance goals for such PSUs. If the cumulative three-year performance goals are below the threshold level, the number of PSUs to vest will be 0%, if the performance goals are at the threshold level, the number of PSUs to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of PSUs to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of PSUs to vest will be 200% of the target amounts, each subject to continued service by the applicable award recipient through the last day of the performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of PSUs to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant’s target award.

The grant date fair values of the PSUs granted during the thirteen weeks ended June 28, 2025 and June 29, 2024 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock-based compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance goals are not probable of achievement during the performance period, any previously recognized stock-based compensation expense is reversed. The PSUs are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

Stock-Based Compensation Expense

A summary of stock-based compensation expense by award-type is presented below:

	Thirteen Weeks Ended
	June 28,	June 29,
(in thousands)	2025	2024
Stock options	$—	$404
RSUs	1,955	3,416
PSUs	1,721	1,944
Total stock-based compensation expense, before tax	3,676	5,764
Income tax benefit	(620)	(1,197)
Total stock-based-compensation expense, after tax	$3,056	$4,567

Stock-based compensation expense of $0.8 million and $1.8 million was recorded in cost of goods sold in the consolidated statements of operations for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

A summary of unamortized stock-based compensation expense and the weighted-average remaining recognition period of awards granted under the Company’s stock-based compensation plans as of June 28, 2025 is presented below:

(in thousands, except for periods)	June 28, 2025
RSUs
Unamortized compensation expense for RSUs	$17,456
Weighted-average remaining recognition period (in years)	2.28

PSUs
Unamortized compensation expense for PSUs	$14,603
Weighted-average remaining recognition period (in years)	2.47

7. Commitments and Contingencies

The Company is involved, from time to time, in litigation that is incidental to its business. The Company has reviewed these matters to determine if reserves are required for losses that are probable and reasonable to estimate in accordance with FASB ASC Topic 450, Contingencies. The Company evaluates such reserves, if any, based upon several criteria, including the merits of each claim, settlement discussions, and advice from outside legal counsel, as well as indemnification of amounts expended by the Company’s insurers or others pursuant to indemnification policies or agreements, if any.

The Company is also subject to certain other pending or threatened litigation matters incidental to its business. In management’s opinion, as of the date of this Quarterly Report on Form 10-Q, none of these legal matters, individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations, or liquidity.

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

8. Leases

The Company does not own any real estate. Instead, most of its retail store locations are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at the Company’s option. The Company is generally responsible for the payment of property taxes and insurance, utilities, and common area maintenance fees. Some leases also require additional payments based on percentage of sales. Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options, and purchase options.

ROU assets are tested for impairment in the same manner as long-lived assets. The Company did not record ROU asset impairment charges related to its stores during the thirteen weeks ended June 28, 2025 and June 29, 2024.

ROU assets and lease liabilities as of June 28, 2025 and March 29, 2025 consisted of the following:

		June 28, 2025	March 29, 2025
	Balance Sheet Classification	(in thousands)	(in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$7,602	$7,789
Operating lease assets	Right-of-use assets, net	484,172	461,672
Total lease assets		$491,774	$469,461

Liabilities
Current
Finance	Short-term lease liabilities	$967	$948
Operating	Short-term lease liabilities	75,881	71,913
Total short-term lease liabilities		$76,848	$72,861

Non-Current
Finance	Long-term lease liabilities	$13,232	$13,480
Operating	Long-term lease liabilities	507,068	476,702
Total long-term lease liabilities		$520,300	$490,182
Total lease liabilities		$597,148	$563,043

Total lease costs for the thirteen weeks ended June 28, 2025 and June 29, 2024 were:

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024
Finance lease cost
Amortization of right-of-use assets	$187	$187
Interest on lease liabilities	152	162
Total finance lease cost	$339	$349

Operating lease cost	$25,136	$21,422
Short-term lease cost	1,083	659
Variable lease cost	8,562	7,351
Total lease cost	$35,120	$29,781

The following table summarizes future lease payments as of June 28, 2025:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2026 (Remainder)	$64,670	1,171
2027	107,506	1,590
2028	97,403	1,629
2029	89,777	1,669
2030	80,937	1,709
Thereafter	280,861	9,517
Total	721,154	17,285
Less: Imputed interest	(138,205)	(3,086)
Present value of net lease payments	$582,949	$14,199

As of June 28, 2025, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $135.8 million.

The following table includes supplemental lease information:

	Thirteen Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$30,444	$21,387
Operating cash flows used for finance leases	150	160
Financing cash flows used for finance leases	231	212
	$30,825	$21,759
Lease liabilities arising from new right-of-use assets
Operating leases	$40,239	$35,201
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.8	7.8
Finance leases	10.2	11.2

Weighted average discount rate
Operating leases	5.2%	5.0%
Finance leases	10.9%	10.9%

9. Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”). In accordance with ASC 740, the Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. ASC 740 prescribes the recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. ASC 740 requires the Company to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, ASC 740 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure, and transition.

The income tax rate was 25.1% and 22.9% for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively. The tax rate for the thirteen weeks ended June 28, 2025 was higher than the tax rate for the thirteen weeks ended June 29, 2024, primarily due to a lower tax benefit from income tax accounting for stock-based compensation in the current-year period.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance was not required as of June 28, 2025. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 28, 2025 and March 29, 2025, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of June 28, 2025, the Company was not aware of any ongoing state tax examinations. As of June 28, 2025, the Company was informed that the Internal Revenue Service will be examining the fiscal 2023 tax year but has not accrued any additional tax liability in connection therewith.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the OBBBA affecting corporations include but are not limited to permanent extension, with modifications, of the Foreign Derived Intangible Income (“FDII”) tax provision, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impacts that the OBBBA may have on its financial condition and results of operations.

10. Related Party Transactions

One member of the Board served on the board of directors at Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market, through February 2025, and one member of the Board served as an executive officer at Floor & Decor Holdings, Inc. through April 2022. Beginning in March 2025, the Company no longer has a related party relationship with Floor & Decor Holdings, Inc.

During the thirteen weeks ended June 29, 2024, the Company had no capital expenditures with Floor & Decor Holdings, Inc.

11. Earnings Per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of outstanding shares of common stock during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method, whereby proceeds from such exercise and unamortized compensation, if any, on stock-based awards, are assumed to be used by the Company to purchase the shares of common stock at the average market price during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income. PSUs are included in the calculation of diluted earnings per share to the extent that shares underlying such awards would be issuable if the end of the reporting period were the end of the contingency period. Market-based stock option awards are excluded from the calculation of diluted earnings per share until their respective market criteria has been achieved.

The components of basic and diluted earnings per share of common stock, in the aggregate, for the thirteen weeks ended June 28, 2025 and June 29, 2024 were as follows:

	Thirteen Weeks Ended
	June 28,	June 29,
(in thousands, except per share data)	2025	2024
Net income	$53,408	$38,909

Weighted average basic shares outstanding	30,596	30,433
Dilutive effect of options, RSUs, and PSUs	154	382
Weighted average diluted shares outstanding	30,750	30,815

Basic earnings per share	$1.75	$1.28
Diluted earnings per share	$1.74	$1.26

During the thirteen weeks ended June 28, 2025 and June 29, 2024, securities outstanding totaling approximately 77,875 and zero shares, respectively, comprised of RSUs, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited financial statements and related notes of Boot Barn Holdings, Inc. and its subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2025 (the “Fiscal 2025 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Company”, “Boot Barn”, “we”, “our”, and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would”, and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2025 10-K, and those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may make. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. Inflation, tariff and import/export regulations, and other challenges affecting the global economy could impact our operations and will depend on future developments, which are uncertain. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of our Fiscal 2025 10-K.

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel, and accessories in the U.S. As of June 28, 2025, we operated 473 stores in 49 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com, and third-party marketplaces, as well as the Boot Barn app. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers, and as a result, many of our customers make purchases in both the western and work wear sections of our stores. We target a broad and growing demographic, ranging from passionate western and country enthusiasts, to workers seeking dependable, high-quality footwear and apparel. Our broad geographic footprint, which comprises more than four times as many stores as our nearest direct competitor that sells primarily western and work wear, provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates, and the ability to reinvest in our business at levels that we believe exceed those of our competition.

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

Our business is moderately seasonal, and as a result, our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors, including the timing of holidays, weather patterns, rodeos, and country concerts. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately larger operating income than the other quarters of our fiscal year. However, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

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

In addition to retail store sales, same store sales also include e-commerce sales, e-commerce shipping and handling revenue, and actual retail store or e-commerce sales returns. Sales as a result of an e-commerce asset acquisition are excluded from same store sales until the 13th full fiscal month subsequent to the Company’s acquisition of such assets.

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

New store openings

New store openings reflect the number of stores, excluding acquired stores, that are opened during a particular reporting period. In connection with opening new stores, we incur pre-opening costs. Pre-opening costs consist of costs incurred prior to opening a new store and primarily consist of manager and other employee payroll, travel and training costs, marketing expenses, initial opening supplies, and costs of transporting initial inventory and certain fixtures to store locations, as well as occupancy costs incurred from the time that we take possession of a store site to the opening of that store. Occupancy costs are included in cost of goods sold, and the other pre-opening costs are included in SG&A expenses. All of these costs are expensed as incurred.

New stores often open with a period of high sales levels, which subsequently decrease to normalized sales volumes. In addition, we experience typical inefficiencies in the form of higher labor, advertising, and other direct operating expenses, and as a result, store-level profit margins at our new stores are generally lower during the start-up period of operation. The number and timing of store openings has had, and is expected to continue to have, a significant impact on our results of operations. In assessing the performance of a new store, we review its actual sales against the sales that we projected that store to achieve at the time we initially approved its opening. We also review the actual number of stores opened in a fiscal year against the number of store openings that we included in our budget at the beginning of that fiscal year.

Gross profit

Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold includes the cost of merchandise, obsolescence and shrinkage provisions, store and distribution center occupancy costs (including rent, depreciation, and utilities), inbound and outbound freight, supplier allowances, occupancy-related taxes, compensation costs for merchandise purchasing, exclusive brand design and development, distribution center personnel, and other inventory acquisition-related costs. These costs are significant and can be expected to continue to increase as we grow. The components of our reported cost of goods sold may not be comparable to those of other retail companies, including our competitors.

Our gross profit generally follows changes in net sales. We regularly analyze the components of gross profit, as well as gross profit as a percentage of net sales. Specifically, we examine the initial markup on purchases, markdowns and reserves, shrinkage, buying costs, distribution costs, and occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or in inventory shrinkage, or a significant increase in freight and other inventory acquisition costs, could have an adverse impact on our gross profit and results of operations.

Gross profit is also impacted by shifts in the proportion of sales of our exclusive brand products compared to third-party brand products, as well as by sales mix changes within and between brands and major product categories such as footwear, apparel, or accessories.

Selling, general and administrative expenses

Our SG&A expenses are composed of labor and related expenses, other operating expenses and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

●	Labor and related expenses - Labor and related expenses include all store-level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes, and other indirect labor costs.
●	Other operating expenses - Other operating expenses include all operating costs, including those for advertising, pay-per-click, marketing campaigns, operating supplies, certain utilities, and repairs and maintenance, as well as credit card fees and costs of third-party services.
●	General and administrative expenses - General and administrative expenses include expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock-based compensation costs, legal and professional fees, insurance, long-lived asset impairment charges, and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our SG&A expenses will increase in future periods as a result of incremental stock-based compensation, legal, and accounting-related expenses and increases resulting from growth in the number of our stores.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to the Company’s consolidated financial statements included in the Fiscal 2025 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2025 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2025 10-K.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second, and third quarters each include thirteen weeks of operations and the fourth quarter includes fourteen weeks of operations. Both the current fiscal year ending on March 28, 2026 (“fiscal 2026”) and the fiscal year ended on March 29, 2025 (“fiscal 2025”) consist of 52 weeks.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	June 28,	June 29,
(dollars in thousands)	2025	2024
Condensed Consolidated Statements of Operations Data:
Net sales	$504,067	$423,386
Cost of goods sold	306,846	266,637
Gross profit	197,221	156,749
Selling, general and administrative expenses	126,501	106,527
Income from operations	70,720	50,222
Interest expense	343	351
Other income, net	911	596
Income before income taxes	71,288	50,467
Income tax expense	17,880	11,558
Net income	$53,408	$38,909

Percentage of Net Sales(1):
Net sales	100.0%	100.0%
Cost of goods sold	60.9%	63.0%
Gross profit	39.1%	37.0%
Selling, general and administrative expenses	25.1%	25.2%
Income from operations	14.0%	11.9%
Interest expense	0.1%	0.1%
Other income, net	0.2%	0.1%
Income before income taxes	14.1%	11.9%
Income tax expense	3.5%	2.7%
Net income	10.6%	9.2%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended June 28, 2025 Compared to Thirteen Weeks Ended June 29, 2024

Net sales. Net sales increased $80.7 million, or 19.1%, to $504.1 million for the thirteen weeks ended June 28, 2025 from $423.4 million for the thirteen weeks ended June 29, 2024. Consolidated same store sales increased 9.4%. Excluding the impact of the 9.3% increase in e-commerce same store sales, same store sales increased by 9.5%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $40.5 million, or 25.8%, to $197.2 million for the thirteen weeks ended June 28, 2025 from $156.7 million for the thirteen weeks ended June 29, 2024. As a percentage of net sales, gross profit increased by 210 basis points to 39.1% for the thirteen weeks ended June 28, 2025 from 37.0% for the thirteen weeks ended June 29, 2024. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. The 210 basis-point increase in gross profit rate was driven primarily by a 180 basis-point increase in merchandise margin rate and 30 basis points of leverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was primarily the result of better buying economies of scale, lower freight expense, and growth in exclusive brand penetration. The leverage in buying, occupancy and distribution center costs was driven by lower incentive-based compensation and lower distribution center labor costs in the current-year period partially offset by the occupancy costs of new stores.

Selling, general and administrative expenses. SG&A expenses increased $20.0 million, or 18.8%, to $126.5 million for the thirteen weeks ended June 28, 2025 from $106.5 million for the thirteen weeks ended June 29, 2024. The increase in SG&A expenses compared to the prior-year period was primarily the result of higher store payroll and store-related expenses associated with operating more stores, marketing expenses, and corporate general and administrative expenses in the current-year period. As a percentage of net sales, SG&A decreased by 10 basis points to 25.1% for the thirteen weeks ended June 28, 2025 from 25.2% for the thirteen weeks ended June 29, 2024, primarily as a result of lower incentive-based compensation in the current-year period partially offset by the timing of marketing expenses.

Income from operations. Income from operations increased $20.5 million, or 40.8%, to $70.7 million for the thirteen weeks ended June 28, 2025 from $50.2 million for the thirteen weeks ended June 29, 2024. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 14.0% and 11.9% for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively.

Interest expense. Interest expense was $0.3 million and $0.4 million for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively. The decrease in interest expense in the current-year period was primarily the result of lower interest expense from finance lease liabilities.

Income tax expense. Income tax expense was $17.9 million for the thirteen weeks ended June 28, 2025 compared to $11.6 million for the thirteen weeks ended June 29, 2024. Our effective tax rate was 25.1% and 22.9% for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively. The tax rate for the thirteen weeks ended June 28, 2025 was higher than the tax rate for the thirteen weeks ended June 29, 2024, primarily due to a lower tax benefit from income tax accounting for stock-based compensation in the current-year period.

Net income. Net income was $53.4 million for the thirteen weeks ended June 28, 2025 compared to $38.9 million for the thirteen weeks ended June 29, 2024. The increase in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	June 28,	June 29,
	2025	2024
Selected Store Data:
Same Store Sales growth	9.4%	1.4%
Stores operating at end of period	473	411
Comparable stores open during period	401	349
Total retail store selling square footage, end of period (in thousands)	5,307	4,547
Average retail store selling square footage, end of period	11,220	11,063
Average sales per comparable store (in thousands)(1)	$1,031	$980
(1)	Average sales per comparable store is calculated by dividing comparable store trailing three-month sales for the applicable period by the number of comparable stores operating during the period.

Liquidity and Capital Resources

We rely on cash flows from operating activities and our credit facility as our primary sources of liquidity. Our primary cash needs are for inventories, operating expenses, occupancy expenses, capital expenditures associated with opening new stores and remodeling or refurbishing existing stores, improvements to our distribution facilities, marketing and information technology expenditures, debt service, and taxes. We have historically used cash for acquisitions and the subsequent rebranding and integration of the stores acquired in those acquisitions. In addition to cash and cash equivalents, the most significant components of our working capital are accounts receivable, inventories, accounts payable, and accrued expenses and other current liabilities. We also use cash to repurchase shares of our common stock under our authorized Repurchase Program. We believe that cash flows from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements, anticipated capital expenditures, and other anticipated cash needs for at least the next 12 months from the date of this filing.

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we increase our inventory in advance of the Christmas shopping season.

We are planning to continue to open new stores, remodel and refurbish our existing stores, make continued investments in our distribution centers, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2026 will be between $115.0 million and $120.0 million (including the capital expenditures made during the thirteen weeks ended June 28, 2025), which is net of estimated landlord tenant allowances of $35.5 million. We anticipate that we will use cash flows from operations to fund these expenditures.

Wells Fargo Revolver

The Company has a $250.0 million syndicated senior secured asset-based revolving credit facility (the “Wells Fargo Revolver”) for which Wells Fargo Bank, National Association is agent (“Wells Fargo”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million, and the maturity date is July 11, 2027.

Revolving credit loans under the Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) Adjusted Term Secured Overnight Financing Rate (defined as “Term SOFR” for the applicable interest period plus a fixed credit spread adjustment of 0.10%) plus an applicable margin for Term SOFR loans, or (ii) the base rate plus an applicable margin for base rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) the Wells Fargo prime rate, and (c) Term SOFR for a one-month tenor in effect on such day plus 1.0%. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For Term SOFR loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for Term SOFR loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of June 28, 2025 and March 29, 2025 were zero and $2.9 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended June 28, 2025 was $0.2 million, and the weighted average interest rate for the thirteen weeks ended June 28, 2025 was 7.5%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended June 29, 2024 was $0.2 million, and the weighted average interest rate for the thirteen weeks ended June 29, 2024 was 8.5%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 28, 2025, the fair value of this embedded derivative was estimated and was not significant.

As of June 28, 2025, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $95.3 million as of June 28, 2025 compared to $69.8 million as of March 29, 2025.

The following table presents summary cash flow information for the periods indicated below:

	Thirteen Weeks Ended
	June 28,	June 29,
(in thousands)	2025	2024
Net cash provided by/(used in):
Operating activities	$73,850	$41,311
Investing activities	(31,462)	(27,066)
Financing activities	(16,839)	(6,705)
Net increase in cash and cash equivalents	$25,549	$7,540

Operating Activities

Net cash provided by operating activities was $73.9 million for the thirteen weeks ended June 28, 2025. The significant components of cash flows provided by operating activities were net income of $53.4 million, the add-back of non-cash lease expense of $17.9 million, depreciation of $17.5 million, and stock-based compensation expense of $3.7 million. Accounts payable and accrued expenses and other current liabilities decreased by $6.5 million due to the timing of payments. Inventory increased by $26.9 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $31.5 million for the thirteen weeks ended June 28, 2025, which was primarily attributable to capital expenditures related to store construction and investments in our new Store Support Center.

Net cash used in investing activities was $27.1 million for the thirteen weeks ended June 29, 2024, which was attributable to capital expenditures related to store construction, continued investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $16.8 million for the thirteen weeks ended June 28, 2025. We paid $12.5 million to repurchase shares of our common stock under our authorized Repurchase Program and $4.2 million in taxes related to the vesting of restricted stock.

Net cash used in financing activities was $6.7 million for the thirteen weeks ended June 29, 2024. We paid $7.4 million in taxes related to the vesting of restricted stock, partially offset by the receipt of $1.0 million related to the exercise of stock options.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of June 28, 2025, there were no amounts outstanding under the Wells Fargo Revolver.

As of June 28, 2025, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2025 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 28, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 28, 2025, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2025 10-K. As of June 28, 2025, there were no material changes to the risks described in our Fiscal 2025 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2025, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $200 million of its common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through a variety of methods, which could include open market purchases, which may or may not be pursuant to Rule 10b5-1 trading plans, privately negotiated transactions, block trades, accelerated share repurchase plans, or any combination of such methods. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. The Company is not obligated to repurchase any specific amount of shares of common stock. The Repurchase Program does not have an expiration date and may be amended or terminated by the Board at any time without prior notice.

The following table summarizes our purchases during the thirteen weeks ended June 28, 2025, and includes amounts repurchased under the Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards.

	Thirteen Weeks Ended June 28, 2025
	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs ($000)
April (3/30/2025 - 4/26/2025)	—	$—	—	$200,000
May (4/27/2025 - 5/24/2025)	44,359	152.50	16,200	197,466
June (5/25/2025 - 6/28/2025)	61,759	161.37	61,759	187,500
	106,118	$157.66	77,959	$187,500

(1)	During the thirteen weeks ended June 28, 2025, the Company repurchased 28,159 shares of its common stock to satisfy payroll tax withholding obligations, as described above.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 28, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

10.1

Amended and Restated Employment Agreement, effective on May 5, 2025, by and between Boot Barn, Inc. and John Hazen (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2025).

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: July 31, 2025	/s/ John Hazen
John Hazen
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)