Form 10-Q
period 2025-09-27
Boot Barn Holdings, Inc.
filed 2025-11-03
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2025

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

As of October 24, 2025, the registrant had 30,483,634 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended September 27, 2025

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 27,	March 29,
	2025	2025

Assets
Current assets:
Cash and cash equivalents	$64,728	$69,770
Accounts receivable, net	10,098	10,263
Inventories	855,100	747,191
Prepaid expenses and other current assets	37,345	36,736
Total current assets	967,271	863,960
Property and equipment, net	466,275	422,079
Right-of-use assets, net	559,595	469,461
Goodwill	197,502	197,502
Intangible assets, net	58,981	58,677
Other assets	6,885	6,342
Total assets	$2,256,509	$2,018,021
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$175,444	$134,450
Accrued expenses and other current liabilities	160,118	146,038
Short-term lease liabilities	76,856	72,861
Total current liabilities	412,418	353,349
Deferred taxes	42,579	39,317
Long-term lease liabilities	591,094	490,182
Other liabilities	5,188	4,116
Total liabilities	1,051,279	886,964

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; September 27, 2025 - 100,000 shares authorized, 30,984 shares issued; March 29, 2025 - 100,000 shares authorized, 30,892 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	254,791	246,725
Retained earnings	999,598	903,968
Less: Common stock held in treasury, at cost, 478 and 298 shares at September 27, 2025 and March 29, 2025, respectively	(49,162)	(19,639)
Total stockholders’ equity	1,205,230	1,131,057
Total liabilities and stockholders’ equity	$2,256,509	$2,018,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024

Net sales	$505,396	$425,799	$1,009,463	$849,185
Cost of goods sold	321,247	272,941	628,093	539,578
Gross profit	184,149	152,858	381,370	309,607
Selling, general and administrative expenses	127,726	112,879	254,227	219,406
Income from operations	56,423	39,979	127,143	90,201
Interest expense	403	384	746	735
Other income, net	906	949	1,817	1,545
Income before income taxes	56,926	40,544	128,214	91,011
Income tax expense	14,704	11,116	32,584	22,674
Net income	$42,222	$29,428	$95,630	$68,337

Earnings per share:
Basic	$1.38	$0.96	$3.13	$2.24
Diluted	$1.37	$0.95	$3.11	$2.21
Weighted average shares outstanding:
Basic	30,540	30,510	30,568	30,471
Diluted	30,750	30,899	30,780	30,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 29, 2025	30,892	$3	$246,725	$903,968	(298)	$(19,639)	$1,131,057
Net income	—	—	—	53,408	—	—	53,408
Issuance of common stock related to stock-based compensation	91	—	87	—	—	—	87
Repurchase of common stock	—	—	—	—	(78)	(12,627)	(12,627)
Tax withholding for net share settlement	—	—	—	—	(29)	(4,195)	(4,195)
Stock-based compensation expense	—	—	3,676	—	—	—	3,676
Balance at June 28, 2025	30,983	$3	$250,488	$957,376	(405)	$(36,461)	$1,171,406
Net income	—	—	—	42,222	—	—	42,222
Issuance of common stock related to stock-based compensation	1	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(73)	(12,627)	(12,627)
Tax withholding for net share settlement	—	—	—	—	—	(74)	(74)
Stock-based compensation expense	—	—	4,303	—	—	—	4,303
Balance at September 27, 2025	30,984	$3	$254,791	$999,598	(478)	$(49,162)	$1,205,230

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2024	30,572	$3	$232,636	$723,026	(228)	$(12,022)	$943,643
Net income	—	—	—	38,909	—	—	38,909
Issuance of common stock related to stock-based compensation	228	—	951	—	—	—	951
Tax withholding for net share settlement	—	—	—	—	(69)	(7,445)	(7,445)
Stock-based compensation expense	—	—	5,764	—	—	—	5,764
Balance at June 29, 2024	30,800	$3	$239,351	$761,935	(297)	$(19,467)	$981,822
Net income	—	—	—	29,428	—	—	29,428
Issuance of common stock related to stock-based compensation	24	—	480	—	—	—	480
Tax withholding for net share settlement	—	—	—	—	(1)	(172)	(172)
Stock-based compensation expense	—	—	5,100	—	—	—	5,100
Balance at September 28, 2024	30,824	$3	$244,931	$791,363	(298)	$(19,639)	$1,016,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 27,	September 28,
	2025	2024

Cash flows from operating activities
Net income	$95,630	$68,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,972	29,540
Stock-based compensation	7,979	10,864
Amortization of intangible assets	—	20
Noncash lease expense	36,269	32,229
Amortization of debt issuance fees	54	54
Loss on disposal of assets	354	134
Deferred taxes	3,262	(766)
Changes in operating assets and liabilities:
Accounts receivable, net	165	2,097
Inventories	(107,909)	(113,871)
Prepaid expenses and other current assets	(663)	(4,397)
Other assets	(543)	(608)
Accounts payable	40,994	19,722
Accrued expenses and other current liabilities	6,985	9,897
Other liabilities	1,072	573
Operating leases	(21,036)	(20,283)
Net cash provided by operating activities	$99,585	$33,542
Cash flows from investing activities
Purchases of property and equipment	(74,692)	(65,403)
Purchases of intangible assets	(304)	—
Proceeds from sale of property and equipment	15	—
Net cash used in investing activities	$(74,981)	$(65,403)
Cash flows from financing activities
Repayments on finance lease obligations	(460)	(423)
Repurchases of common stock	(25,004)	—
Tax withholding payments for net share settlement	(4,269)	(7,617)
Proceeds from the exercise of stock options	87	1,431
Net cash used in financing activities	$(29,646)	$(6,609)
Net decrease in cash and cash equivalents	(5,042)	(38,470)
Cash and cash equivalents, beginning of period	69,770	75,847
Cash and cash equivalents, end of period	$64,728	$37,377

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$29,276	$17,770
Cash paid for interest	$624	$677
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$34,505	$24,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,984,145 issued and 30,506,423 outstanding shares of common stock as of September 27, 2025. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 489 stores in 49 states as of September 27, 2025 and 459 stores in 49 states as of March 29, 2025. As of September 27, 2025, all stores operate under the Boot Barn name.

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of September 27, 2025 and March 29, 2025 and for the thirteen and twenty-six weeks ended September 27, 2025 and September 28, 2024 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (together with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second, and third quarters each include thirteen weeks of operations, and the fourth quarter includes fourteen weeks of operations. Both the current fiscal year ending on March 28, 2026 (“fiscal 2026”) and the fiscal year ended on March 29, 2025 (“fiscal 2025”) consist of 52 weeks.

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

Although market quotes for the fair value of the outstanding debt arrangement discussed in Note 5, “Revolving Credit Facility”, is not readily available, the Company believes that its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of September 27, 2025.

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

During the thirteen and twenty-six weeks ended September 27, 2025, the Company repurchased 72,794 and 150,753 shares of common stock, respectively, for an aggregate purchase price (excluding excise tax) of $12.5 million and $25.0 million, respectively, under the Repurchase Program. As of September 27, 2025, there were $175.0 million in share repurchases remaining available under the Repurchase Program. During the thirteen and twenty-six weeks ended September 28, 2024, there was not an authorized repurchase program, and no shares were repurchased.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption or expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $7.0 million and $5.4 million as of September 27, 2025 and September 28, 2024, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	September 27, 2025	September 28, 2024
Beginning balance as of March 29, 2025 and March 30, 2024, respectively	$6,168	$5,050
Year-to-date provisions	10,515	8,100
Year-to-date award redemptions	(9,691)	(7,740)
Ending balance	$6,992	$5,410

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

Gift Card Program
(in thousands)	September 27, 2025	September 28, 2024
Beginning balance as of March 29, 2025 and March 30, 2024, respectively	$28,285	$23,649
Year-to-date issued	16,838	13,934
Year-to-date redemptions	(18,042)	(15,124)
Ending balance	$27,081	$22,459

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

The following table presents information about our segment revenue, segment profit or loss, and significant expenses (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2025	2024	2025	2024
Net Sales	$505,396	$425,799	$1,009,463	$849,185
Less:
Merchandise cost of goods sold[1]	250,826	214,542	492,493	425,086
Buying, occupancy, and distribution center expenses[2]	70,421	58,399	135,600	114,492
Gross profit	184,149	152,858	381,370	309,607
Selling expenses[3]	94,237	79,359	186,380	154,109
Other general and administrative expenses[4]	33,489	33,520	67,847	65,297
Income from operations	56,423	39,979	127,143	90,201
Other segment expenses[5]	14,201	10,551	31,513	21,864
Net income	$42,222	$29,428	$95,630	$68,337

1 Merchandise cost of goods sold includes the cost of merchandise, inbound and outbound freight, obsolescence and shrinkage provisions, supplier allowances, and inventory acquisition-related costs.

2 Buying, occupancy, and distribution center expenses include store and distribution center occupancy costs (including rent, depreciation, and utilities), occupancy-related taxes, and compensation costs for merchandise purchasing, exclusive brand design and development, and distribution center personnel. Consolidated depreciation expense was $19.5 million and $15.3 million for the thirteen weeks ended September 27, 2025 and September 28, 2024, respectively, and $37.0 million and $29.5 million for the twenty-six weeks ended September 27, 2025 and September 28, 2024, respectively.

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

5 Includes interest expense, other income/(loss), and income tax expense.

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
% of Net Sales	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Footwear	48%	48%	48%	49%
Apparel	36%	35%	36%	35%
Hats, accessories and other	16%	17%	16%	16%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
% of Net Sales	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Stores	91%	90%	91%	90%
E-commerce	9%	10%	9%	10%
Total	100%	100%	100%	100%

Geographic Information

Approximately 0.4% and 0.5% of the Company’s consolidated net sales for the thirteen weeks ended September 27, 2025 and September 28, 2024, respectively, and 0.4% and 0.5% of the Company’s consolidated net sales for the twenty-six weeks ended September 27, 2025 and September 28, 2024, respectively, were generated from customers outside of the United States. Substantially all of the Company’s long-lived assets are held in the United States.

4. Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both September 27, 2025 and March 29, 2025. As of September 27, 2025, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During the thirteen and twenty-six weeks ended September 27, 2025 and September 28, 2024, the Company did not record any intangible asset impairment charges.

As of September 27, 2025 and March 29, 2025, the Company had net indefinite lived intangible assets of $59.0 million and $58.7 million, respectively.

As of March 29, 2025, all definite lived intangible assets had been fully amortized and during the thirteen and twenty-six weeks ended September 27, 2025, the Company did not record amortization expense for intangible assets. During the thirteen and twenty-six weeks ended September 28, 2024, amortization expense for intangible assets totaled less than $0.1 million, and is included in selling, general and administrative expenses.

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of September 27, 2025 and March 29, 2025 were zero and $2.9 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 27, 2025 was $0.2 million and $0.4 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 27, 2025 was 7.3%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 28, 2024 was $0.2 million and $0.4 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 28, 2024 was 8.5%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 27, 2025 and March 29, 2025, the fair value of this embedded derivative was estimated and was not significant.

As of September 27, 2025, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million have been incurred under the Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.2 million as of both September 27, 2025 and March 29, 2025. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of less than $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirteen weeks ended September 27, 2025 and September 28, 2024.

Total amortization expense of $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the twenty-six weeks ended September 27, 2025 and September 28, 2024

6. Stock-Based Compensation

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

On August 26, 2020 (the “Effective Date”), the Company’s stockholders approved the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan, and on August 25, 2021, the Company’s stockholders approved Amendment No. 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). Following the Effective Date of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2020 Plan) and non-employee directors of the Board or any member of any board of directors of any Affiliate for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. In addition, and subject to adjustment as set forth in the 2020 Plan, shares of common stock subject to outstanding awards under the 2014 Plan that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares or are paid in cash after the Effective Date shall be added to the share reserve under the 2020 Plan. As of September 27, 2025, all awards granted under the 2020 Plan to date have been market-based stock options, RSUs or PSUs. Market-based stock options granted under the 2020 Plan were subject to the vesting criteria discussed in Note 9 to the Company’s consolidated financial statements included in the Fiscal 2025 10-K. RSUs granted under the 2020 Plan vest over service periods ranging from one to four years, as determined by the Compensation Committee. PSUs granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During the thirteen and twenty-six weeks ended September 27, 2025 and September 28, 2024, the Company did not grant options to purchase shares.

The following table summarizes the stock option activity for the twenty-six weeks ended September 27, 2025:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (1)
			(in years)	(in thousands)
Outstanding at March 29, 2025	124,438	$24.26
Granted	—	—
Exercised	(4,122)	20.87		$578
Cancelled, forfeited, or expired	—	—
Outstanding at September 27, 2025	120,316	$24.38	3.7	$17,422
Vested and expected to vest after September 27, 2025	120,316	$24.38	3.7	$17,422
Exercisable at September 27, 2025	120,316	$24.38	3.7	$17,422
(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of the in-the-money stock options outstanding at the end of each fiscal period.

No stock options were exercised during the thirteen weeks ended September 27, 2025. The tax benefit from stock options exercised during the thirteen weeks ended September 28, 2024 was $0.1 million.

The tax benefit from stock options exercised during the twenty-six weeks ended September 27, 2025 and September 28, 2024 was $0.1 million and $0.6 million, respectively.

As of September 27, 2025, there were no unvested stock options.

Restricted Stock Units

During the thirteen weeks ended September 27, 2025 and September 28, 2024, the Company did not grant RSUs.

During the twenty-six weeks ended September 27, 2025 and September 28, 2024, the Company granted 77,875 and 96,060 RSUs, respectively, to non-employee directors, the Executive Chairman of the Board, and various employees under the 2020 Plan. The RSUs granted vest in periods ranging from one to three years, provided that the respective award recipient continues to be employed by the Company through the vesting period (subject to certain exceptions). The grant date fair value of the RSUs granted during the twenty-six weeks ended September 27, 2025 and September 28, 2024 totaled $12.2 million and $10.7 million, respectively.

The grant date fair values of the RSUs granted during the twenty-six weeks ended September 27, 2025 and September 28, 2024 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock-based compensation expense recognized on a straight-line basis over the vesting period, subject to certain exceptions.

Performance Share Units

During the thirteen weeks ended September 27, 2025 and September 28, 2024, the Company did not grant PSUs.

During the twenty-six weeks ended September 27, 2025 and September 28, 2024, the Company granted 46,231 and 61,530 PSUs, respectively, to various employees under the 2020 Plan with grant date fair values of $7.2 million and $6.9 million, respectively. PSUs are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance periods for PSUs granted during: (i) the twenty-six weeks ended September 27, 2025, began March 30, 2025 and ends April 1, 2028; and (ii) the twenty-six weeks ended September 28, 2024, began March 31, 2024 and ends March 27, 2027.

The performance metrics for these PSU awards were established by the Compensation Committee at the beginning of the respective performance periods. At the end of each respective performance period, the number of shares to be issued will be fixed based upon the degree of achievement of the pre-determined performance goals for such PSUs. If the cumulative three-year performance goals are below the threshold level, the number of PSUs to vest will be 0%, if the performance goals are at the threshold level, the number of PSUs to vest will be 50% of the target amounts, if the performance goals are at the target level, the number of PSUs to vest will be 100% of the target amounts, and if the performance goals are at the maximum level, the number of PSUs to vest will be 200% of the target amounts, each subject to continued service by the applicable award recipient through the last day of the respective performance period (subject to certain exceptions). If performance is between threshold and target goals or between target and maximum goals, the number of PSUs to vest will be determined by linear interpolation. The number of shares ultimately issued can range from 0% to 200% of the participant’s target award.

The grant date fair values of the PSUs granted during the twenty-six weeks ended September 27, 2025 and September 28, 2024 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock-based compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance goals are not probable of achievement during the performance period, any previously recognized stock-based compensation expense is reversed. The PSUs are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

Stock-Based Compensation Expense

A summary of stock-based compensation expense by award-type is presented below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2025	2024	2025	2024
Stock options	$—	$336	$—	$740
RSUs	2,278	2,156	4,233	5,572
PSUs	2,025	2,608	3,746	4,552
Total stock-based compensation expense, before tax	4,303	5,100	7,979	10,864
Income tax benefit	(663)	(942)	(1,283)	(2,139)
Total stock-based compensation expense, after tax	$3,640	$4,158	$6,696	$8,725

Stock-based compensation expense of $0.9 million and $1.0 million was recorded in cost of goods sold in the consolidated statements of operations for the thirteen weeks ended September 27, 2025 and September 28, 2024, respectively. Stock-based compensation expense of $1.7 million and $2.8 million was recorded in cost of goods sold in the consolidated statements of operations for the twenty-six weeks ended September 27, 2025 and September 28, 2024, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

A summary of unamortized stock-based compensation expense and the weighted-average remaining recognition period of awards granted under the Company’s stock-based compensation plans as of September 27, 2025 is presented below:

(in thousands, except for periods)	September 27, 2025
RSUs
Unamortized compensation expense for RSUs	$15,152
Weighted-average remaining recognition period (in years)	2.08

PSUs
Unamortized compensation expense for PSUs	$14,245
Weighted-average remaining recognition period (in years)	2.29

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

ROU assets are tested for impairment in the same manner as long-lived assets. The Company did not record ROU asset impairment charges related to its stores during the thirteen and twenty-six weeks ended September 27, 2025 and September 28, 2024.

ROU assets and lease liabilities as of September 27, 2025 and March 29, 2025 consisted of the following:

		September 27, 2025	March 29, 2025
	Balance Sheet Classification	(in thousands)	(in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$7,415	$7,789
Operating lease assets	Right-of-use assets, net	552,180	461,672
Total lease assets		$559,595	$469,461

Liabilities
Current
Finance	Short-term lease liabilities	$987	$948
Operating	Short-term lease liabilities	75,869	71,913
Total short-term lease liabilities		$76,856	$72,861

Non-Current
Finance	Long-term lease liabilities	$12,981	$13,480
Operating	Long-term lease liabilities	578,113	476,702
Total long-term lease liabilities		$591,094	$490,182
Total lease liabilities		$667,950	$563,043

Total lease costs for the thirteen and twenty-six weeks ended September 27, 2025 and September 28, 2024 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Finance lease cost
Amortization of right-of-use assets	$187	$187	$374	$374
Interest on lease liabilities	150	160	303	321
Total finance lease cost	$337	$347	$677	$695

Operating lease cost	$26,901	$22,248	$52,036	$43,670
Short-term lease cost	926	961	2,009	1,620
Variable lease cost	8,864	7,715	17,426	15,067
Total lease cost	$37,028	$31,271	$72,148	$61,052

The following table summarizes future lease payments as of September 27, 2025:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2026 (Remainder)	$33,637	781
2027	117,456	1,590
2028	113,678	1,629
2029	106,232	1,669
2030	97,627	1,709
Thereafter	346,069	9,517
Total	814,699	16,895
Less: Imputed interest	(160,717)	(2,927)
Present value of net lease payments	$653,982	$13,968

As of September 27, 2025, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $143.3 million.

The following table includes supplemental lease information:

	Twenty-Six Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$62,365	$44,320
Operating cash flows used for finance leases	298	317
Financing cash flows used for finance leases	474	436
	$63,137	$45,073
Lease liabilities arising from new right-of-use assets
Operating leases	$126,888	$70,748
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.8	7.8
Finance leases	9.9	10.9

Weighted average discount rate
Operating leases	5.3%	5.1%
Finance leases	10.9%	10.9%

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

The income tax rate was 25.8% and 27.4% for the thirteen weeks ended September 27, 2025 and September 28, 2024, respectively, and 25.4% and 24.9% for the twenty-six weeks ended September 27, 2025 and September 28, 2024, respectively. The income tax rate for the thirteen weeks ended September 27, 2025 was lower than the income tax rate for the thirteen weeks ended September 28, 2024, primarily due to reductions in nondeductible expenses in the current-year period. The income tax rate for the twenty-six weeks ended September 27, 2025 was higher than the income tax rate for the twenty-six weeks ended September 28, 2024, primarily due to a lower income tax benefit from income tax accounting for stock-based compensation in the current-year period.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance was not required as of September 27, 2025. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 27, 2025 and March 29, 2025, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of September 27, 2025, the Company was not aware of any ongoing state tax examinations. As of September 27, 2025, the Company was informed that the Internal Revenue Service will be examining the fiscal 2023 tax year but has not accrued any additional tax liability in connection therewith.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. The most significant provision of the OBBBA affecting the Company is the one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company has reflected the impact of the OBBBA on its condensed consolidated financial statements as of September 27, 2025 and for the thirteen and twenty-six weeks ended September 27, 2025.

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

During both the thirteen and twenty-six weeks ended September 28, 2024, the Company had capital expenditures with Floor & Decor Holdings, Inc. that amounted to less than $0.1 million, and were recorded as property and equipment, net on the condensed consolidated balance sheet.

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

The components of basic and diluted earnings per share of common stock, in the aggregate, for the thirteen and twenty-six weeks ended September 27, 2025 and September 28, 2024 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$42,222	$29,428	$95,630	$68,337

Weighted average basic shares outstanding	30,540	30,510	30,568	30,471
Dilutive effect of options, RSUs, and PSUs	210	389	212	388
Weighted average diluted shares outstanding	30,750	30,899	30,780	30,859

Basic earnings per share	$1.38	$0.96	$3.13	$2.24
Diluted earnings per share	$1.37	$0.95	$3.11	$2.21

There were no anti-dilutive securities excluded from the computation of weighted average diluted common shares outstanding during the thirteen and twenty-six weeks ended September 27, 2025 and September 28, 2024.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel, and accessories in the U.S. As of September 27, 2025, we operated 489 stores in 49 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com, and third-party marketplaces, as well as the Boot Barn app. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second, and third quarters each include thirteen weeks of operations, and the fourth quarter includes fourteen weeks of operations. Both the current fiscal year ending on March 28, 2026 (“fiscal 2026”) and the fiscal year ended on March 29, 2025 (“fiscal 2025”) consist of 52 weeks.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
(dollars in thousands)	2025	2024	2025	2024
Condensed Consolidated Statements of Operations Data:
Net sales	$505,396	$425,799	$1,009,463	$849,185
Cost of goods sold	321,247	272,941	628,093	539,578
Gross profit	184,149	152,858	381,370	309,607
Selling, general and administrative expenses	127,726	112,879	254,227	219,406
Income from operations	56,423	39,979	127,143	90,201
Interest expense	403	384	746	735
Other income, net	906	949	1,817	1,545
Income before income taxes	56,926	40,544	128,214	91,011
Income tax expense	14,704	11,116	32,584	22,674
Net income	$42,222	$29,428	$95,630	$68,337

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.6%	64.1%	62.2%	63.5%
Gross profit	36.4%	35.9%	37.8%	36.5%
Selling, general and administrative expenses	25.3%	26.5%	25.2%	25.8%
Income from operations	11.2%	9.4%	12.6%	10.6%
Interest expense	0.1%	0.1%	0.1%	0.1%
Other income, net	0.2%	0.2%	0.2%	0.2%
Income before income taxes	11.3%	9.5%	12.7%	10.7%
Income tax expense	2.9%	2.6%	3.2%	2.7%
Net income	8.4%	6.9%	9.5%	8.0%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended September 27, 2025 Compared to Thirteen Weeks Ended September 28, 2024

Net sales. Net sales increased $79.6 million, or 18.7%, to $505.4 million for the thirteen weeks ended September 27, 2025 from $425.8 million for the thirteen weeks ended September 28, 2024. Consolidated same store sales increased 8.4%. Excluding the impact of the 14.4% increase in e-commerce same store sales, same store sales increased by 7.8%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $31.3 million, or 20.5%, to $184.1 million for the thirteen weeks ended September 27, 2025 from $152.9 million for the thirteen weeks ended September 28, 2024. As a percentage of net sales, gross profit increased by 50 basis points to 36.4% for the thirteen weeks ended September 27, 2025 from 35.9% for the thirteen weeks ended September 28, 2024. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. The 50 basis-point increase in gross profit rate was driven primarily by an 80 basis-point increase in merchandise margin rate, partially offset by 30 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was primarily the result of better buying economies of scale and growth in exclusive brand penetration, partially offset by higher freight expense. The deleverage in buying, occupancy and distribution center costs was primarily driven by the occupancy costs of new stores.

Selling, general and administrative expenses. SG&A expenses increased $14.8 million, or 13.2%, to $127.7 million for the thirteen weeks ended September 27, 2025 from $112.9 million for the thirteen weeks ended September 28, 2024. The increase in SG&A expenses compared to the prior-year period was primarily the result of higher store payroll and store-related expenses associated with operating more stores and marketing expenses in the current-year period. As a percentage of net sales, SG&A decreased by 120 basis points to 25.3% for the thirteen weeks ended September 27, 2025 from 26.5% for the thirteen weeks ended September 28, 2024, primarily as a result of lower corporate general and administrative expenses and legal expenses in the current-year period.

Income from operations. Income from operations increased $16.4 million, or 41.1%, to $56.4 million for the thirteen weeks ended September 27, 2025 from $40.0 million for the thirteen weeks ended September 28, 2024. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 11.2% and 9.4% for the thirteen weeks ended September 27, 2025 and September 28, 2024, respectively.

Interest expense. Interest expense was $0.4 million for both the thirteen weeks ended September 27, 2025 and September 28, 2024.

Income tax expense. Income tax expense was $14.7 million for the thirteen weeks ended September 27, 2025 compared to $11.1 million for the thirteen weeks ended September 28, 2024. Our effective tax rate was 25.8% and 27.4% for the thirteen weeks ended September 27, 2025 and September 28, 2024, respectively. The income tax rate for the thirteen weeks ended September 27, 2025 was lower than the income tax rate for the thirteen weeks ended September 28, 2024, primarily due to reductions in nondeductible expenses in the current-year period.

Net income. Net income was $42.2 million for the thirteen weeks ended September 27, 2025 compared to $29.4 million for the thirteen weeks ended September 28, 2024. The increase in net income was primarily attributable to the factors noted above.

Twenty-Six Weeks Ended September 27, 2025 Compared to Twenty-Six Weeks Ended September 28, 2024

Net sales. Net sales increased $160.3 million, or 18.9%, to $1.009 billion for the twenty-six weeks ended September 27, 2025 from $849.2 million for the twenty-six weeks ended September 28, 2024. Consolidated same store sales increased 8.9%. Excluding the impact of the 11.8% increase in e-commerce same store sales, same store sales increased by 8.6%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $71.8 million, or 23.2%, to $381.4 million for the twenty-six weeks ended September 27, 2025 from $309.6 million for the twenty-six weeks ended September 28, 2024. As a percentage of net sales, gross profit increased by 130 basis points to 37.8% for the thirteen weeks ended September 27, 2025 from 36.5% for the twenty-six weeks ended September 28, 2024. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. The increase in gross profit rate was driven primarily by a 130 basis-point increase in merchandise margin rate. The increase in merchandise margin rate was primarily the result of better buying economies of scale and growth in exclusive brand penetration.

Selling, general and administrative expenses. SG&A expenses increased $34.8 million, or 15.9%, to $254.2 million for the twenty-six weeks ended September 27, 2025 from $219.4 million for the twenty-six weeks ended September 28, 2024. The increase in SG&A expenses compared to the prior-year period was primarily the result of higher store payroll and store-related expenses associated with operating more stores, marketing expenses, and corporate general and administrative expenses in the current-year period. As a percentage of net sales, SG&A decreased by 70 basis points to 25.2% for the twenty-six weeks ended September 27, 2025 from 25.8% for the twenty-six weeks ended September 28, 2024, primarily as a result of lower corporate general and administrative expenses and legal expenses in the current-year period.

Income from operations. Income from operations increased $36.9 million, or 41.0%, to $127.1 million for the twenty-six weeks ended September 27, 2025 from $90.2 million for the twenty-six weeks ended September 28, 2024. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 12.6% and 10.6% for the thirteen weeks ended September 27, 2025 and September 28, 2024, respectively.

Interest expense. Interest expense was $0.7 million for both the twenty-six weeks ended September 27, 2025 and September 28, 2024.

Income tax expense. Income tax expense was $32.6 million for the twenty-six weeks ended September 27, 2025 compared to $22.7 million for the twenty-six weeks ended September 28, 2024. Our effective tax rate was 25.4% and 24.9% for the twenty-six weeks ended September 27, 2025 and September 28, 2024, respectively. The income tax rate for the twenty-six weeks ended September 27, 2025 was higher than the income tax rate for the twenty-six weeks ended September 28, 2024, primarily due to a lower income tax benefit from income tax accounting for stock-based compensation in the current-year period.

Net income. Net income was $95.6 million for the twenty-six weeks ended September 27, 2025 compared to $68.3 million for the twenty-six weeks ended September 28, 2024. The increase in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Selected Store Data:
Same Store Sales growth	8.4%	4.9%	8.9%	3.1%
Stores operating at end of period	489	425	489	425
Comparable stores open during period	411	363	411	363
Total retail store selling square footage, end of period (in thousands)	5,495	4,720	5,495	4,720
Average retail store selling square footage, end of period	11,238	11,105	11,238	11,105
Average sales per comparable store (in thousands)(1)	$996	$952	$2,020	$1,894
(1)	Average sales per comparable store is calculated by dividing comparable store trailing three-month or six-month sales for the applicable period by the number of comparable stores operating during the period.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, make continued investments in our distribution centers, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2026 will be between $125.0 million and $130.0 million (including the capital expenditures made during the twenty-six weeks ended September 27, 2025), which is net of estimated landlord tenant allowances of $39.4 million. We anticipate that we will use cash flows from operations to fund these expenditures.

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of September 27, 2025 and March 29, 2025 were zero and $2.9 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 27, 2025 was $0.2 million and $0.4 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 27, 2025 was 7.3%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 28, 2024 was $0.2 million and $0.4 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 28, 2024 was 8.5%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 27, 2025 and March 29, 2025, the fair value of this embedded derivative was estimated and was not significant.

As of September 27, 2025, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $64.7 million as of September 27, 2025 compared to $69.8 million as of March 29, 2025.

The following table presents summary cash flow information for the periods indicated below:

	Twenty-Six Weeks Ended
	September 27,	September 28,
(in thousands)	2025	2024
Net cash provided by/(used in):
Operating activities	$99,585	$33,542
Investing activities	(74,981)	(65,403)
Financing activities	(29,646)	(6,609)
Net decrease in cash and cash equivalents	$(5,042)	$(38,470)

Operating Activities

Net cash provided by operating activities was $99.6 million for the twenty-six weeks ended September 27, 2025. The significant components of cash flows provided by operating activities were net income of $95.6 million, the add-back of non-cash lease expense of $36.3 million, depreciation of $37.0 million, and stock-based compensation expense of $8.0 million. Accounts payable and accrued expenses and other current liabilities increased by $48.0 million due to the timing of payments. Inventory increased by $107.9 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $75.0 million for the twenty-six weeks ended September 27, 2025, which was primarily attributable to capital expenditures related to store construction and investments in our new Store Support Center.

Net cash used in investing activities was $65.4 million for the twenty-six weeks ended September 28, 2024, which was attributable to capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $29.6 million for the twenty-six weeks ended September 27, 2025. We paid $25.0 million to repurchase shares of our common stock under our authorized Repurchase Program and $4.3 million in taxes related to the vesting of restricted stock.

Net cash used in financing activities was $6.6 million for the twenty-six weeks ended September 28, 2024. We paid $7.6 million in taxes related to the vesting of restricted stock. We also received $1.4 million from the exercise of stock options.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of September 27, 2025, there were no amounts outstanding under the Wells Fargo Revolver.

As of September 27, 2025, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2025 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 27, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 27, 2025, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2025 10-K. As of September 27, 2025, there were no material changes to the risks described in our Fiscal 2025 10-K.

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

The following table summarizes our purchases during the thirteen weeks ended September 27, 2025, and includes amounts repurchased under the Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards.

	Thirteen Weeks Ended September 27, 2025
	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs ($000)
July (6/29/2025 - 7/26/2025)	24,069	$166.73	24,069	$183,487
August (7/27/2025 - 8/23/2025)	24,030	169.35	24,030	179,418
September (8/24/2025 - 9/27/2025)	25,108	178.91	24,695	175,000
	73,207	$171.77	72,794	$175,000

(1)	During the thirteen weeks ended September 27, 2025, the Company repurchased 413 shares of its common stock to satisfy payroll tax withholding obligations, as described above.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Rule 10b5-1 Trading Arrangements

On August 25, 2025, Gene Eddie Burt, a member of the Board, adopted a written plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). The 10b5-1 Plan provides for the potential sale of up to 1,200 shares of the Company’s common stock beginning December 1, 2025 through June 1, 2026.

During the quarter ended September 27, 2025, except as described above, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: October 31, 2025	/s/ John Hazen
John Hazen
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2025	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)