Form 10-Q
period 2025-12-27
Boot Barn Holdings, Inc.
filed 2026-02-05
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2025

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

As of January 30, 2026, the registrant had 30,420,431 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Thirty-Nine Weeks Ended December 27, 2025

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 27,	March 29,
	2025	2025

Assets
Current assets:
Cash and cash equivalents	$200,071	$69,770
Accounts receivable, net	14,207	10,263
Inventories	805,471	747,191
Prepaid expenses and other current assets	37,867	36,736
Total current assets	1,057,616	863,960
Property and equipment, net	490,733	422,079
Right-of-use assets, net	586,527	469,461
Goodwill	197,502	197,502
Intangible assets, net	58,981	58,677
Other assets	7,097	6,342
Total assets	$2,398,456	$2,018,021
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$147,305	$134,450
Accrued expenses and other current liabilities	214,944	146,038
Short-term lease liabilities	79,156	72,861
Total current liabilities	441,405	353,349
Deferred taxes	43,667	39,317
Long-term lease liabilities	624,910	490,182
Other liabilities	5,429	4,116
Total liabilities	1,115,411	886,964

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; December 27, 2025 - 100,000 shares authorized, 30,990 shares issued; March 29, 2025 - 100,000 shares authorized, 30,892 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	259,455	246,725
Retained earnings	1,085,408	903,968
Less: Common stock held in treasury, at cost, 545 and 298 shares at December 27, 2025 and March 29, 2025, respectively	(61,821)	(19,639)
Total stockholders’ equity	1,283,045	1,131,057
Total liabilities and stockholders’ equity	$2,398,456	$2,018,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024

Net sales	$705,643	$608,170	$1,715,106	$1,457,355
Cost of goods sold	424,403	369,301	1,052,496	908,879
Gross profit	281,240	238,869	662,610	548,476
Selling, general and administrative expenses	166,459	139,405	420,686	358,811
Income from operations	114,781	99,464	241,924	189,665
Interest expense	435	416	1,181	1,151
Other income, net	405	110	2,222	1,655
Income before income taxes	114,751	99,158	242,965	190,169
Income tax expense	28,941	24,092	61,525	46,766
Net income	$85,810	$75,066	$181,440	$143,403

Earnings per share:
Basic	$2.82	$2.46	$5.94	$4.70
Diluted	$2.79	$2.43	$5.90	$4.64
Weighted average shares outstanding:
Basic	30,471	30,559	30,536	30,501
Diluted	30,726	30,898	30,742	30,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 29, 2025	30,892	$3	$246,725	$903,968	(298)	$(19,639)	$1,131,057
Net income	—	—	—	53,408	—	—	53,408
Issuance of common stock related to stock-based compensation	91	—	87	—	—	—	87
Repurchase of common stock	—	—	—	—	(78)	(12,627)	(12,627)
Tax withholding for net share settlement	—	—	—	—	(29)	(4,195)	(4,195)
Stock-based compensation expense	—	—	3,676	—	—	—	3,676
Balance at June 28, 2025	30,983	$3	$250,488	$957,376	(405)	$(36,461)	$1,171,406
Net income	—	—	—	42,222	—	—	42,222
Issuance of common stock related to stock-based compensation	1	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(73)	(12,627)	(12,627)
Tax withholding for net share settlement	—	—	—	—	—	(74)	(74)
Stock-based compensation expense	—	—	4,303	—	—	—	4,303
Balance at September 27, 2025	30,984	$3	$254,791	$999,598	(478)	$(49,162)	$1,205,230
Net income	—	—	—	85,810	—	—	85,810
Issuance of common stock related to stock-based compensation	6	—	142	—	—	—	142
Repurchase of common stock	—	—	—	—	(67)	(12,625)	(12,625)
Tax withholding for net share settlement	—	—	—	—	—	(34)	(34)
Stock-based compensation expense	—	—	4,522	—	—	—	4,522
Balance at December 27, 2025	30,990	$3	$259,455	$1,085,408	(545)	$(61,821)	$1,283,045

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 30, 2024	30,572	$3	$232,636	$723,026	(228)	$(12,022)	$943,643
Net income	—	—	—	38,909	—	—	38,909
Issuance of common stock related to stock-based compensation	228	—	951	—	—	—	951
Tax withholding for net share settlement	—	—	—	—	(69)	(7,445)	(7,445)
Stock-based compensation expense	—	—	5,764	—	—	—	5,764
Balance at June 29, 2024	30,800	$3	$239,351	$761,935	(297)	$(19,467)	$981,822
Net income	—	—	—	29,428	—	—	29,428
Issuance of common stock related to stock-based compensation	24	—	480	—	—	—	480
Tax withholding for net share settlement	—	—	—	—	(1)	(172)	(172)
Stock-based compensation expense	—	—	5,100	—	—	—	5,100
Balance at September 28, 2024	30,824	$3	$244,931	$791,363	(298)	$(19,639)	$1,016,658
Net income	—	—	—	75,066	—	—	75,066
Issuance of common stock related to stock-based compensation	61	—	1,518	—	—	—	1,518
Stock-based compensation expense	—	—	(2,670)	—	—	—	(2,670)
Balance at December 28, 2024	30,885	$3	$243,779	$866,429	(298)	$(19,639)	$1,090,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 27,	December 28,
	2025	2024

Cash flows from operating activities
Net income	$181,440	$143,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,063	45,801
Stock-based compensation	12,501	8,194
Amortization of intangible assets	—	20
Noncash lease expense	56,564	49,316
Amortization of debt issuance fees	81	81
Loss on disposal of assets	429	119
Deferred taxes	4,350	(4,244)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,918)	(252)
Inventories	(58,280)	(91,165)
Prepaid expenses and other current assets	(1,196)	(1,515)
Other assets	(755)	(676)
Accounts payable	14,930	(3,388)
Accrued expenses and other current liabilities	76,691	80,678
Other liabilities	1,313	655
Operating leases	(31,930)	(36,340)
Net cash provided by operating activities	$309,283	$190,687
Cash flows from investing activities
Purchases of property and equipment	(136,424)	(108,361)
Purchases of intangible assets	(304)	—
Proceeds from sale of property and equipment	43	55
Net cash used in investing activities	$(136,685)	$(108,306)
Cash flows from financing activities
Repayments on finance lease obligations	(719)	(646)
Repurchases of common stock	(37,504)	—
Tax withholding payments for net share settlement	(4,303)	(7,617)
Proceeds from the exercise of stock options	229	2,949
Net cash used in financing activities	$(42,297)	$(5,314)
Net increase in cash and cash equivalents	130,301	77,067
Cash and cash equivalents, beginning of period	69,770	75,847
Cash and cash equivalents, end of period	$200,071	$152,914

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$42,045	$29,220
Cash paid for interest	$1,020	$1,047
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$17,641	$28,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,989,988 issued and 30,444,811 outstanding shares of common stock as of December 27, 2025. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores and e-commerce websites that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 514 stores in 49 states as of December 27, 2025 and 459 stores in 49 states as of March 29, 2025. As of December 27, 2025, all stores operate under the Boot Barn name.

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of December 27, 2025 and March 29, 2025 and for the thirteen and thirty-nine weeks ended December 27, 2025 and December 28, 2024 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (together with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Although market quotes for the fair value of the outstanding debt arrangement discussed in Note 5, “Revolving Credit Facility”, is not readily available, the Company believes that its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no financial assets or liabilities requiring fair value measurements on a recurring basis as of December 27, 2025.

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

During the thirteen and thirty-nine weeks ended December 27, 2025, the Company repurchased 67,279 and 218,032 shares of common stock, respectively, for an aggregate purchase price (excluding excise tax) of $12.5 million and $37.5 million, respectively, under the Repurchase Program. As of December 27, 2025, there were $162.5 million in share repurchases remaining available under the Repurchase Program. During the thirteen and thirty-nine weeks ended December 28, 2024, there was not an authorized repurchase program, and no shares were repurchased.

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

The Company maintains a customer loyalty program. Under the program, customers accumulate points based on purchase activity. For customers to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption or expiration, as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $8.5 million and $7.0 million as of December 27, 2025 and December 28, 2024, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	December 27, 2025	December 28, 2024
Beginning balance as of March 29, 2025 and March 30, 2024, respectively	$6,168	$5,050
Year-to-date provisions	20,931	15,659
Year-to-date award redemptions	(18,572)	(13,690)
Ending balance	$8,527	$7,019

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

Gift Card Program
(in thousands)	December 27, 2025	December 28, 2024
Beginning balance as of March 29, 2025 and March 30, 2024, respectively	$28,285	$23,649
Year-to-date issued	45,438	38,771
Year-to-date redemptions	(31,414)	(27,535)
Ending balance	$42,309	$34,885

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

The following table presents information about our segment revenue, segment profit or loss, and significant expenses (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27,	December 28,	December 27,	December 28,
(In thousands)	2025	2024	2025	2024
Net Sales	$705,643	$608,170	$1,715,106	$1,457,355
Less:
Merchandise cost of goods sold[1]	348,896	307,542	841,390	732,628
Buying, occupancy, and distribution center expenses[2]	75,507	61,759	211,106	176,251
Gross profit	281,240	238,869	662,610	548,476
Selling expenses[3]	128,679	110,989	315,059	265,098
Other general and administrative expenses[4]	37,780	28,416	105,627	93,713
Income from operations	114,781	99,464	241,924	189,665
Other segment expenses[5]	28,971	24,398	60,484	46,262
Net income	$85,810	$75,066	$181,440	$143,403

1 Merchandise cost of goods sold includes the cost of merchandise, inbound and outbound freight, obsolescence and shrinkage provisions, supplier allowances, and inventory acquisition-related costs.

2 Buying, occupancy, and distribution center expenses include store and distribution center occupancy costs (including rent, depreciation, and utilities), occupancy-related taxes, and compensation costs for merchandise purchasing, exclusive brand design and development, and distribution center personnel. Consolidated depreciation expense was $20.1 million and $16.3 million for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively, and $57.1 million and $45.8 million for the thirty-nine weeks ended December 27, 2025 and December 28, 2024, respectively.

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

5 Includes interest expense, other income/(loss), and income tax expense.

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Footwear	43%	43%	46%	46%
Apparel	41%	41%	38%	37%
Hats, accessories and other	16%	16%	16%	17%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
% of Net Sales	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Stores	87%	88%	89%	89%
E-commerce	13%	12%	11%	11%
Total	100%	100%	100%	100%

Geographic Information

Approximately 0.3% and 0.4% of the Company’s consolidated net sales for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively, and 0.4% and 0.5% of the Company’s consolidated net sales for the thirty-nine weeks ended December 27, 2025 and December 28, 2024, respectively, were generated from customers outside of the United States. Substantially all of the Company’s long-lived assets are held in the United States.

4. Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both December 27, 2025 and March 29, 2025. As of December 27, 2025, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During the thirteen and thirty-nine weeks ended December 27, 2025 and December 28, 2024, the Company did not record any intangible asset impairment charges.

As of December 27, 2025 and March 29, 2025, the Company had net indefinite lived intangible assets of $59.0 million and $58.7 million, respectively.

As of March 29, 2025, all definite lived intangible assets had been fully amortized and during the thirteen and thirty-nine weeks ended December 27, 2025, the Company did not record amortization expense for intangible assets. During the thirteen weeks ended December 28, 2024, the Company did not record amortization expense for intangible assets. During the thirty-nine weeks ended December 28, 2024, amortization expense for intangible assets totaled less than $0.1 million, and is included in selling, general and administrative expenses.

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of December 27, 2025 were zero and $4.0 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 29, 2025 were zero and $2.9 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and thirty-nine weeks ended December 27, 2025 was $0.3 million and $0.6 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 27, 2025 was 7.1%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and thirty-nine weeks ended December

28, 2024 was $0.2 million and $0.6 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 28, 2024 was 7.8%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 27, 2025 and March 29, 2025, the fair value of this embedded derivative was estimated and was not significant.

As of December 27, 2025, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million have been incurred under the Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.2 million as of both December 27, 2025 and March 29, 2025. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of less than $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirteen weeks ended December 27, 2025 and December 28, 2024.

Total amortization expense of $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirty-nine weeks ended December 27, 2025 and December 28, 2024

6. Stock-Based Compensation

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

On August 26, 2020 (the “Effective Date”), the Company’s stockholders approved the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan, and on August 25, 2021, the Company’s stockholders approved Amendment No. 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). Following the Effective Date of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2020 Plan) and non-employee directors of the Board or any member of any board of directors of any Affiliate for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. In addition, and subject to adjustment as set forth in the 2020 Plan, shares of common stock subject to outstanding awards under the 2014 Plan that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares or are paid in cash after the Effective Date shall be added to the share reserve under the 2020 Plan. As of December 27, 2025, all awards granted under the 2020 Plan to date have been market-based stock options, RSUs or PSUs. Market-based stock options granted under the 2020 Plan were subject to the vesting criteria discussed in Note 9 to the Company’s consolidated financial statements included in the Fiscal 2025 10-K. RSUs granted under the 2020 Plan vest over service periods ranging from one to four years, as determined by the Compensation Committee. PSUs granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During the thirteen and thirty-nine weeks ended December 27, 2025 and December 28, 2024, the Company did not grant options to purchase shares.

The following table summarizes the stock option activity for the thirty-nine weeks ended December 27, 2025:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (1)
			(in years)	(in thousands)
Outstanding at March 29, 2025	124,438	$24.26
Granted	—	—
Exercised	(9,619)	23.62		$1,477
Cancelled, forfeited, or expired	—	—
Outstanding at December 27, 2025	114,819	$24.32	3.5	$18,562
Vested and expected to vest after December 27, 2025	114,819	$24.32	3.5	$18,562
Exercisable at December 27, 2025	114,819	$24.32	3.5	$18,562
(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of the in-the-money stock options outstanding at the end of each fiscal period.

The tax benefit from stock options exercised during the thirteen weeks ended December 27, 2025 and December 28, 2024 was $0.2 million and less than $0.1 million, respectively.

The tax benefit from stock options exercised during the thirty-nine weeks ended December 27, 2025 and December 28, 2024 was $0.3 million and $0.7 million, respectively.

As of December 27, 2025, there were no unvested stock options.

Restricted Stock Units

During the thirteen weeks ended December 27, 2025 and December 28, 2024, the Company granted 5,311 and 12,953 RSUs, respectively, to the Executive Chairman of the Company’s Board of Directors and various employees under the 2020 Plan. The RSUs granted vest in periods ranging from two to three years, provided that the respective award recipient continues to be employed by the Company through the vesting period (subject to certain exceptions). The grant date fair value of the RSUs granted during the thirteen weeks ended December 27, 2025 and December 28, 2024 totaled $1.0 million and $1.8 million, respectively.

During the thirty-nine weeks ended December 27, 2025 and December 28, 2024, the Company granted 83,186 and 109,013 RSUs, respectively, to non-employee directors, the Executive Chairman of the Board, and various employees under the 2020 Plan. The RSUs granted vest in periods ranging from one to three years, provided that the respective award recipient continues to be employed by the Company through the vesting period (subject to certain exceptions). The grant date fair value of the RSUs granted during the thirty-nine weeks ended December 27, 2025 and December 28, 2024 totaled $13.2 million and $12.5 million, respectively.

The grant date fair values of the RSUs granted during the thirty-nine weeks ended December 27, 2025 and December 28, 2024 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock-based compensation expense recognized on a straight-line basis over the vesting period, subject to certain exceptions.

Performance Share Units

During the thirteen weeks ended December 27, 2025 and December 28, 2024, the Company did not grant PSUs.

During the thirty-nine weeks ended December 27, 2025 and December 28, 2024, the Company granted 46,231 and 61,530 PSUs, respectively, to various employees under the 2020 Plan with grant date fair values of $7.2 million and $6.9 million, respectively. PSUs are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance periods for PSUs granted during: (i) the thirty-nine weeks ended December 27, 2025, began March 30, 2025 and ends April 1, 2028; and (ii) the thirty-nine weeks ended December 28, 2024, began March 31, 2024 and ends March 27, 2027.

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

The grant date fair values of the PSUs granted during the thirty-nine weeks ended December 27, 2025 and December 28, 2024 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock-based compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance goals are not probable of achievement during the performance period, any previously recognized stock-based compensation expense is reversed. The PSUs are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

Stock-Based Compensation Expense

A summary of stock-based compensation expense by award-type is presented below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27,	December 28,	December 27,	December 28,
(in thousands)	2025	2024(1)	2025	2024(1)
Stock options	$—	$(3,176)	$—	$(2,436)
RSUs	2,246	691	6,479	6,263
PSUs	2,276	(185)	6,022	4,367
Total stock-based compensation expense, before tax	4,522	(2,670)	12,501	8,194
Income tax benefit	(827)	(682)	(2,110)	(2,821)
Total stock-based compensation expense, after tax	$3,695	$(3,352)	$10,391	$5,373
(1)	During the thirteen weeks ended December 28, 2024, the Company’s Chief Executive Officer (“CEO”) resigned and forfeited all of his unvested equity awards. This resulted in a net reversal of stock-based compensation expense of $6.0 million associated with the former CEO’s unvested equity awards during the thirteen weeks ended December 28, 2024.

Stock-based compensation expense of $1.0 million and $0.9 million was recorded in cost of goods sold in the consolidated statements of operations for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively. Stock-based compensation expense of $2.7 million and $3.7 million was recorded in cost of goods sold in the consolidated statements of operations for the thirty-nine weeks ended December 27, 2025 and December 28, 2024, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

A summary of unamortized stock-based compensation expense and the weighted-average remaining recognition period of awards granted under the Company’s stock-based compensation plans as of December 27, 2025 is presented below:

(in thousands, except for periods)	December 27, 2025
RSUs
Unamortized compensation expense for RSUs	$13,680
Weighted-average remaining recognition period (in years)	1.97

PSUs
Unamortized compensation expense for PSUs	$13,340
Weighted-average remaining recognition period (in years)	2.10

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

ROU assets are tested for impairment in the same manner as long-lived assets. The Company did not record ROU asset impairment charges related to its stores during the thirteen and thirty-nine weeks ended December 27, 2025 and December 28, 2024.

ROU assets and lease liabilities as of December 27, 2025 and March 29, 2025 consisted of the following:

		December 27, 2025	March 29, 2025
	Balance Sheet Classification	(in thousands)	(in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$7,229	$7,789
Operating lease assets	Right-of-use assets, net	579,298	461,672
Total lease assets		$586,527	$469,461

Liabilities
Current
Finance	Short-term lease liabilities	$1,007	$948
Operating	Short-term lease liabilities	78,149	71,913
Total short-term lease liabilities		$79,156	$72,861

Non-Current
Finance	Long-term lease liabilities	$12,718	$13,480
Operating	Long-term lease liabilities	612,192	476,702
Total long-term lease liabilities		$624,910	$490,182
Total lease liabilities		$704,066	$563,043

Total lease costs for the thirteen and thirty-nine weeks ended December 27, 2025 and December 28, 2024 were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Finance lease cost
Amortization of right-of-use assets	$187	$187	$561	$561
Interest on lease liabilities	147	157	450	479
Total finance lease cost	$334	$344	$1,011	$1,040

Operating lease cost	$29,065	$23,469	$81,101	$67,140
Short-term lease cost	1,651	1,301	3,660	2,921
Variable lease cost	9,479	8,176	26,905	23,243
Total lease cost	$40,529	$33,290	$112,677	$94,344

The following table summarizes future lease payments as of December 27, 2025:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2026 (Remainder)	$12,428	390
2027	113,677	1,590
2028	121,558	1,629
2029	113,952	1,669
2030	105,367	1,709
Thereafter	396,477	9,517
Total	863,459	16,504
Less: Imputed interest	(173,118)	(2,779)
Present value of net lease payments	$690,341	$13,725

As of December 27, 2025, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $165.9 million.

The following table includes supplemental lease information:

	Thirty-Nine Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	December 27, 2025	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$97,042	$71,301
Operating cash flows used for finance leases	443	472
Financing cash flows used for finance leases	719	662
	$98,204	$72,435
Lease liabilities arising from new right-of-use assets
Operating leases	$174,079	$111,866
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.8	7.8
Finance leases	9.7	10.7

Weighted average discount rate
Operating leases	5.4%	5.1%
Finance leases	10.9%	10.9%

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

The income tax rate was 25.2% and 24.3% for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively, and 25.3% and 24.6% for the thirty-nine weeks ended December 27, 2025 and December 28, 2024, respectively. The income tax rate for the thirteen weeks ended December 27, 2025 was higher than the income tax rate for the thirteen weeks ended December 28, 2024, primarily due to fewer nondeductible expenses in the prior-year period. The income tax rate for the thirty-nine weeks ended December 27, 2025 was higher than the income tax rate for the thirty-nine weeks ended December 28, 2024, primarily due to a lower income tax benefit from income tax accounting for stock-based compensation in the current-year period and changes to state enacted tax rates for the period ended December 27, 2025.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and has concluded that a valuation allowance was not required as of December 27, 2025. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 27, 2025 and March 29, 2025, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 27, 2025, the Company was not aware of any ongoing state tax examinations. As of December 27, 2025, the Company was informed that the Internal Revenue Service will be examining the fiscal 2023 tax year but has not accrued any additional tax liability in connection therewith.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. The most significant provision of the OBBBA affecting the Company is the one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company has reflected the impact of the OBBBA on its condensed consolidated financial statements as of December 27, 2025 and for the thirteen and thirty-nine weeks ended December 27, 2025.

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

During the thirteen weeks ended December 28, 2024, the Company had no capital expenditures with Floor & Decor Holdings, Inc. During the thirty-nine weeks ended December 28, 2024, the Company had capital expenditures with Floor & Decor Holdings, Inc. that amounted to less than $0.1 million, and were recorded as property and equipment, net on the condensed consolidated balance sheet.

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

The components of basic and diluted earnings per share of common stock, in the aggregate, for the thirteen and thirty-nine weeks ended December 27, 2025 and December 28, 2024 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27,	December 28,	December 27,	December 28,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$85,810	$75,066	$181,440	$143,403

Weighted average basic shares outstanding	30,471	30,559	30,536	30,501
Dilutive effect of options, RSUs, and PSUs	255	339	206	375
Weighted average diluted shares outstanding	30,726	30,898	30,742	30,876

Basic earnings per share	$2.82	$2.46	$5.94	$4.70
Diluted earnings per share	$2.79	$2.43	$5.90	$4.64

There were no anti-dilutive securities excluded from the computation of weighted average diluted common shares outstanding during the thirteen weeks ended December 27, 2025 and December 28, 2024.

During the thirty-nine weeks ended December 27, 2025 and December 28, 2024, securities outstanding totaling approximately 5,311 and 12,953 shares, respectively, comprised of restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited condensed consolidated financial statements and related notes of Boot Barn Holdings, Inc. and its subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2025 (the “Fiscal 2025 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Company”, “Boot Barn”, “we”, “our”, and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel, and accessories in the U.S. As of December 27, 2025, we operated 514 stores in 49 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com, and third-party marketplaces, as well as the Boot Barn app. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27,	December 28,	December 27,	December 28,
(dollars in thousands)	2025	2024	2025	2024
Condensed Consolidated Statements of Operations Data:
Net sales	$705,643	$608,170	$1,715,106	$1,457,355
Cost of goods sold	424,403	369,301	1,052,496	908,879
Gross profit	281,240	238,869	662,610	548,476
Selling, general and administrative expenses	166,459	139,405	420,686	358,811
Income from operations	114,781	99,464	241,924	189,665
Interest expense	435	416	1,181	1,151
Other income, net	405	110	2,222	1,655
Income before income taxes	114,751	99,158	242,965	190,169
Income tax expense	28,941	24,092	61,525	46,766
Net income	$85,810	$75,066	$181,440	$143,403

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.1%	60.7%	61.4%	62.4%
Gross profit	39.9%	39.3%	38.6%	37.6%
Selling, general and administrative expenses	23.6%	22.9%	24.5%	24.6%
Income from operations	16.3%	16.4%	14.1%	13.0%
Interest expense	0.1%	0.1%	0.1%	0.1%
Other income, net	0.1%	—%	0.1%	0.1%
Income before income taxes	16.3%	16.3%	14.2%	13.0%
Income tax expense	4.1%	4.0%	3.6%	3.2%
Net income	12.2%	12.3%	10.6%	9.8%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended December 27, 2025 Compared to Thirteen Weeks Ended December 28, 2024

Net sales. Net sales increased $97.5 million, or 16.0%, to $705.6 million for the thirteen weeks ended December 27, 2025 from $608.2 million for the thirteen weeks ended December 28, 2024. Consolidated same store sales increased 5.7%. Excluding the impact of the 19.6% increase in e-commerce same store sales, same store sales increased by 3.7%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $42.4 million, or 17.7%, to $281.2 million for the thirteen weeks ended December 27, 2025 from $238.9 million for the thirteen weeks ended December 28, 2024. As a percentage of net sales, gross profit increased by 60 basis points to 39.9% for the thirteen weeks ended December 27, 2025 from 39.3% for the thirteen weeks ended December 28, 2024. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. The 60 basis-point increase in gross profit rate was driven primarily by a 110 basis-point increase in merchandise margin rate, partially offset by 50 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was primarily the result of buying economies of scale, supply chain efficiencies, and growth in exclusive brand penetration. The deleverage in buying, occupancy and distribution center costs was primarily driven by the occupancy costs of new stores.

Selling, general and administrative expenses. SG&A expenses increased $27.1 million, or 19.4%, to $166.5 million for the thirteen weeks ended December 27, 2025 from $139.4 million for the thirteen weeks ended December 28, 2024.

The increase in SG&A expenses compared to the prior-year period was primarily the result of higher store payroll and store-related expenses associated with operating more stores, corporate general and administrative expenses, and marketing expenses in the current-year period. As a percentage of net sales, SG&A deleveraged by 70 basis points compared to the prior-year period. Included in the prior-year period is a net benefit of $6.7 million related to the Company’s former Chief Executive Officer’s resignation. Excluding this benefit in the prior-year period, SG&A expenses as a percentage of net sales leveraged by 40 basis points.

Income from operations. Income from operations increased $15.3 million, or 15.4%, to $114.8 million for the thirteen weeks ended December 27, 2025 from $99.5 million for the thirteen weeks ended December 28, 2024. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 16.3% and 16.4% for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively.

Interest expense. Interest expense was $0.4 million for both the thirteen weeks ended December 27, 2025 and December 28, 2024.

Income tax expense. Income tax expense was $28.9 million for the thirteen weeks ended December 27, 2025 compared to $24.1 million for the thirteen weeks ended December 28, 2024. Our effective tax rate was 25.2% and 24.3% for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively. The income tax rate for the thirteen weeks ended December 27, 2025 was higher than the income tax rate for the thirteen weeks ended December 28, 2024, primarily due to fewer nondeductible expenses in the prior-year period.

Net income. Net income was $85.8 million for the thirteen weeks ended December 27, 2025 compared to $75.1 million for the thirteen weeks ended December 28, 2024. The increase in net income was primarily attributable to the factors noted above.

Thirty-Nine Weeks Ended December 27, 2025 Compared to Thirty-Nine Weeks Ended December 28, 2024

Net sales. Net sales increased $257.8 million, or 17.7%, to $1.715 billion for the thirty-nine weeks ended December 27, 2025 from $1.457 billion for the thirty-nine weeks ended December 28, 2024. Consolidated same store sales increased 7.6%. Excluding the impact of the 15.6% increase in e-commerce same store sales, same store sales increased by 6.6%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $114.1 million, or 20.8%, to $662.6 million for the thirty-nine weeks ended December 27, 2025 from $548.5 million for the thirty-nine weeks ended December 28, 2024. As a percentage of net sales, gross profit increased by 100 basis points to 38.6% for the thirteen weeks ended December 27, 2025 from 37.6% for the thirty-nine weeks ended December 28, 2024. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. The increase in gross profit rate was driven primarily by a 120 basis-point increase in merchandise margin rate, partially offset by 20 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was primarily the result of better buying economies of scale, growth in exclusive brand penetration, and supply chain efficiencies. The deleverage in buying, occupancy and distribution center costs was primarily driven by the occupancy costs of new stores.

Selling, general and administrative expenses. SG&A expenses increased $61.9 million, or 17.2%, to $420.7 million for the thirty-nine weeks ended December 27, 2025 from $358.8 million for the thirty-nine weeks ended December 28, 2024. The increase in SG&A expenses compared to the prior-year period was primarily the result of higher store payroll and store-related expenses associated with operating more stores, corporate general and administrative expenses, and marketing expenses in the current-year period. As a percentage of net sales, SG&A leveraged by 10 basis points primarily as a result of lower corporate general and administrative expenses and legal expenses in the current-year period. Included in the prior-year period is a net benefit of $6.7 million related to the Company’s former Chief Executive Officer’s resignation. Excluding this benefit in the prior-year period, SG&A expenses as a percentage of net sales leveraged by 60 basis points.

Income from operations. Income from operations increased $52.3 million, or 27.6%, to $241.9 million for the thirty-nine weeks ended December 27, 2025 from $189.7 million for the thirty-nine weeks ended December 28, 2024. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 14.1% and 13.0% for the thirteen weeks ended December 27, 2025 and December 28, 2024, respectively.

Interest expense. Interest expense was $1.2 million for both the thirty-nine weeks ended December 27, 2025 and December 28, 2024.

Income tax expense. Income tax expense was $61.5 million for the thirty-nine weeks ended December 27, 2025 compared to $46.8 million for the thirty-nine weeks ended December 28, 2024. Our effective tax rate was 25.3% and 24.6% for the thirty-nine weeks ended December 27, 2025 and December 28, 2024, respectively. The income tax rate for the thirty-nine weeks ended December 27, 2025 was higher than the income tax rate for the thirty-nine weeks ended December 28, 2024, primarily due to a lower income tax benefit from income tax accounting for stock-based compensation in the current-year period and changes to state enacted tax rates for the period ended December 27, 2025.

Net income. Net income was $181.4 million for the thirty-nine weeks ended December 27, 2025 compared to $143.4 million for the thirty-nine weeks ended December 28, 2024. The increase in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Selected Store Data:
Same Store Sales growth	5.7%	8.6%	7.6%	5.4%
Stores operating at end of period	514	438	514	438
Comparable stores open during period	426	374	426	375
Total retail store selling square footage, end of period (in thousands)	5,810	4,877	5,810	4,877
Average retail store selling square footage, end of period	11,304	11,134	11,304	11,134
Average sales per comparable store (in thousands)(1)	$1,291	$1,301	$3,291	$3,131
(1)	Average sales per comparable store is calculated by dividing comparable store trailing three-month or nine-month sales for the applicable period by the number of comparable stores operating during the period. Included in this calculation are stores opened in recent years that have not yet reached sales maturity.

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

We are planning to continue to open new stores, remodel and refurbish our existing stores, make continued investments in our distribution centers, and make improvements to our e-commerce and information technology infrastructure, which will result in increased capital expenditures. We estimate that our total capital expenditures in fiscal 2026 will be between $125.0 million and $130.0 million (including the capital expenditures made during the thirty-nine weeks ended December 27, 2025), which is net of estimated landlord tenant allowances of $45.0 million. We anticipate that we will use cash flows from operations to fund these expenditures.

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of December 27, 2025 were zero and $4.0 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 29, 2025 were zero and $2.9 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and thirty-nine weeks ended December 27, 2025 was $0.3 million and $0.6 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 27, 2025 was 7.1%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and thirty-nine weeks ended December 28, 2024 was $0.2 million and $0.6 million, respectively, and the weighted average interest rate for the thirteen weeks ended December 28, 2024 was 7.8%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of December 27, 2025 and March 29, 2025, the fair value of this embedded derivative was estimated and was not significant.

As of December 27, 2025, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $200.1 million as of December 27, 2025 compared to $69.8 million as of March 29, 2025.

The following table presents summary cash flow information for the periods indicated below:

	Thirty-Nine Weeks Ended
	December 27,	December 28,
(in thousands)	2025	2024
Net cash provided by/(used in):
Operating activities	$309,283	$190,687
Investing activities	(136,685)	(108,306)
Financing activities	(42,297)	(5,314)
Net increase in cash and cash equivalents	$130,301	$77,067

Operating Activities

Net cash provided by operating activities was $309.3 million for the thirty-nine weeks ended December 27, 2025. The significant components of cash flows provided by operating activities were net income of $181.4 million, the add-back of non-cash lease expense of $56.6 million, depreciation of $57.1 million, and stock-based compensation expense of $12.5 million. Accounts payable and accrued expenses and other current liabilities increased by $91.6 million due to the timing of payments. Inventory increased by $58.3 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $136.7 million for the thirty-nine weeks ended December 27, 2025, which was primarily attributable to capital expenditures related to store construction and investments in our new Store Support Center.

Net cash used in investing activities was $108.3 million for the thirty-nine weeks ended December 28, 2024, which was attributable to capital expenditures related to store construction, investments in our Kansas City, Missouri distribution center, improvements to our e-commerce information technology infrastructure, and improvements to our distribution facilities.

Financing Activities

Net cash used in financing activities was $42.3 million for the thirty-nine weeks ended December 27, 2025. We paid $37.5 million to repurchase shares of our common stock under our authorized Repurchase Program and $4.3 million in taxes related to the vesting of restricted stock.

Net cash used in financing activities was $5.3 million for the thirty-nine weeks ended December 28, 2024. We paid $7.6 million in taxes related to the vesting of restricted stock. We also received $2.9 million from the exercise of stock options.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of December 27, 2025, there were no amounts outstanding under the Wells Fargo Revolver.

As of December 27, 2025, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2025 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 27, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 27, 2025, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2025 10-K. As of December 27, 2025, there were no material changes to the risks described in our Fiscal 2025 10-K.

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

The following table summarizes our purchases during the thirteen weeks ended December 27, 2025, and includes amounts repurchased under the Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards.

	Thirteen Weeks Ended December 27, 2025
	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs ($000)
October (9/28/2025 - 10/25/2025)	23,858	$176.98	23,858	$170,778
November (10/26/2025 - 11/22/2025)	23,112	184.25	22,936	166,553
December (11/23/2025 - 12/27/2025)	20,485	197.84	20,485	162,500
	67,455	$185.81	67,279	$162,500

(1)	During the thirteen weeks ended December 27, 2025, the Company repurchased 176 shares of its common stock to satisfy payroll tax withholding obligations, as described above.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended December 27, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2025, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: February 4, 2026	/s/ John Hazen
John Hazen
Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2026	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)