Form 10-K
period 2026-03-28
Boot Barn Holdings, Inc.
filed 2026-05-14
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2026
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $3.935 billion. Shares held by each officer, director and person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 8, 2026 was 30,347,473.

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

Fiscal Year

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations, and the fourth quarter includes fourteen weeks of operations. The data presented contains references to fiscal 2026, fiscal 2025, and fiscal 2024, which represent our fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024, respectively. Fiscal 2026, fiscal 2025, and fiscal 2024 were each 52-week periods.

PART I

Item 1. Business.

Our Company

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. With 539 stores in 49 states as of March 28, 2026, we have more than four times as many stores as our nearest direct competitor that sells primarily western and work wear, and believe we have the potential to grow our domestic store base to 1,200 stores. Our stores, which are typically freestanding or located in strip centers, average 11,400 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. We target a broad and growing demographic, ranging from passionate western and country enthusiasts to workers seeking dependable, high-quality footwear and apparel. We strive to offer an authentic, one-stop shopping experience that fulfills the everyday lifestyle needs of our customers and, as a result, many of our customers make purchases in both the western and work wear sections of our stores. Our store environment, product offering and marketing materials represent the aesthetics of the true American West, country music and rugged, outdoor work. These threads are woven together in our vision, “To offer everyone a piece of the American spirit – one handshake at a time.”

Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends. Accordingly, a majority of our inventory is kept in stock through automated replenishment programs. Our boot selection, which comprises approximately one-third of each store’s selling square footage space, is merchandised on self-service fixtures, with western and work boots presented in separate sections, each arranged by size. This allows us to display the full breadth of our inventory and deliver a convenient shopping experience. We also carry market-leading assortments of denim, western shirts, cowboy hats, belts and belt buckles, western-style jewelry and accessories. Our western assortment includes many of the industry’s most sought-after brands, such as Ariat, Cinch, Cody James, Dan Post, Durango, Horsepower, Idyllwind, Justin, Kimes Ranch, Laredo, Levi’s, Miss Me, Montana Silversmiths, Moonshine Spirit, Resistol, Shyanne, Stetson, Tony Lama, Twisted X, and Wrangler. Our work assortment includes rugged footwear, outerwear, overalls, denim, and shirts for the most physically demanding jobs where durability, performance and protection matter, including safety-toe boots and flame-resistant and high-visibility clothing. Among the top work brands sold in our stores are Brunt, Carhartt, Cody James Work, Georgia Boot, Hawx, Thorogood, Timberland Pro, and Wolverine. Our merchandise is also available on our e-commerce platform.

Boot Barn was founded in 1978 and, over the past 48 years, has grown both organically and through successful strategic acquisitions of competing chains. We have rebranded and remerchandised the acquired chains under the Boot Barn banner. We believe that our business model and scale provide us with competitive advantages that have contributed to our consistent and strong financial performance, generating sufficient cash flow to support national growth.

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

Strong e-commerce positioning. We offer a compelling shopping experience to our customers through our 539 brick-and-mortar stores (as of March 28, 2026) and our e-commerce platform, which includes our websites, mobile app, and third-party marketplaces. Our e-commerce platform delivers differentiated experiences tailored to customers across western, work wear and country lifestyle categories.

Fast growing specialty retailer of western and work wear in the U.S. Our broad geographic footprint, which currently spans 49 states (as of March 28, 2026), provides us with significant economies of scale, enhanced supplier relationships, the ability to recruit and retain high quality store associates and the ability to reinvest in our business at levels that we believe exceed those of our competition.

Loyal customer base. Our customers come to us for many aspects of their everyday footwear and clothing needs because of the breadth and availability of our product offering. Our customer loyalty program, B Rewarded, enhances our connection and relationship with our customers. Our loyalty program has grown rapidly since its inception in fiscal 2011 and as of March 28, 2026, includes approximately 10.8 million members who have purchased merchandise from us in the last three fiscal years. The majority of our sales are made to these customers. We leverage this database, which provides useful information about our customers, to enhance our marketing activities across our stores and e-commerce platform, refine our merchandising and planning efforts and assist in our selection of sites for new stores.

Differentiated shopping experience. We deliver a one-stop shopping experience that engages our customers and, we believe, fulfills their lifestyle needs. Our stores are designed to create an inviting and engaging experience and include prominent storefront signage, a simple and easy-to-shop layout and a large and conveniently arranged self-service selection of boots. We offer significant inventory breadth and depth across a range of boots, apparel and accessories. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access additional boots, apparel and other items from our e-commerce distribution center inventory, as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, and in-store fulfillment of online purchases. We believe that our strong, long-lasting supplier relationships enhance our ability to provide a compelling merchandise assortment with a strong in-stock position both in-store and online. Our knowledgeable store associates are passionate about our merchandise and deliver a high level of service to our customers. These elements help promote customer loyalty and drive repeat visits.

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

Portfolio of exclusive brands. We have leveraged our scale, merchandising experience and customer knowledge to launch a portfolio of brands exclusive to us, which include Cody James, Shyanne, Idyllwind, Hawx, Moonshine Spirit, Rank 45, Cody James Black 1978, Gibson, Cody James Work, Cleo + Wolf, and El Dorado. Our exclusive brands are currently available in stores and on our e-commerce platform, and offer high-quality western and work boots as well as apparel and accessories for men, ladies and kids. Each of our exclusive brands address product and price segments that we believe are underserved by third-party brands and has historically achieved better merchandise margins than the third-party brands that we carry. Customer receptivity and demand for our exclusive brands have been strong, demonstrated by their increasing penetration and sales momentum across our store base and e-commerce platform.

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

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Continuing omni-channel leadership. Our growing national footprint, social media following and broader marketing efforts drive traffic to our stores and e-commerce platform. We operate our e-commerce websites and mobile app as an alternative to shopping in the stores, which allows us to reach customers outside our geographic footprint. We continue to make investments in both online and in-store advertising, aimed at increasing traffic to our e-commerce websites, which reached more than 164 million total visits during fiscal 2026, as compared to more than 114 million total visits in fiscal 2025, and increasing the amount of merchandise purchased by customers who visit our websites, while improving the shopping experience for our customers. Additionally, all of our stores are equipped with touch screen devices that allow our customers to access additional boots, apparel and other items from our e-commerce distribution center inventory as well as the inventory at most of our larger third-party vendors, purchase these items in store, and, in most cases, receive free shipping. We also have touch screen devices that allow customers to browse our in-store assortment and select an item that meets their functional requirements and preferences. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, and in-store fulfillment of online purchases. We have also made investments in our e-commerce infrastructure, including adding automation to our distribution centers to support expanding e-commerce growth. Our e-commerce sales as a portion of total consolidated net sales were 10.4% and 10.5% in fiscal 2026 and fiscal 2025, respectively.

Driving same store sales growth. We believe that we can grow our same store sales by increasing our brand awareness, driving additional traffic to our stores, e-commerce websites and mobile app, and increasing the amount of merchandise purchased by customers while visiting both our stores and e-commerce channels. Our management team has several initiatives in place to accelerate growth, enhance our store associates’ selling skills, drive store-level productivity and increase customer engagement through our loyalty program.

Building our exclusive brand portfolio. We believe we can achieve gross margin enhancement by increasing the penetration of our exclusive brand sales. As of March 28, 2026, our exclusive brands include Cody James, Shyanne, Idyllwind, Hawx, Moonshine Spirit, Rank 45, Cody James Black 1978, Gibson, Cody James Work, Cleo + Wolf, and El Dorado, and are sold in our stores, on our e-commerce websites and app, and on third-party marketplaces. Each of our exclusive brands, which address product and price segments that we believe are underserved by third-party brands, offers high quality exclusive products to our customers and has historically achieved better merchandise margins than the third-party brands that we carry.

Expanding our store base. Driven by our compelling store economics, we believe that there is a significant opportunity to expand our store base in the U.S. During fiscal 2026, we opened 80 new stores with no acquisitions. We typically rebrand acquired stores within twelve months from the date of acquisition. Based on an extensive analysis, we believe that we have the potential to grow our domestic store base of 539 stores as of March 28, 2026 to approximately 1,200 stores over time. Over the long-term we plan to target store openings in new and existing markets and in adjacent and underserved markets that we believe will be receptive to our concept. Over the past several years, we have made investments in personnel, information technology, distribution center infrastructure and e-commerce platforms to support the expansion of our operations.

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

Enhancing brand awareness. We intend to enhance our brand awareness and customer loyalty in a number of ways, such as continuing to grow our store base and our online and social media initiatives. We use broadcast media such as radio, linear and connected television, and outdoor advertisements to reach customers in new and existing markets. We also maintain our strong market position through our grassroots marketing efforts, including sponsorship of rodeos, stock shows and other western industry events, as well as our association with country music, including partnerships with Miranda Lambert and Brad Paisley and up-and-coming country musicians. We have an effective social media strategy with high customer engagement, as evidenced by our strong following on Facebook, Instagram, and TikTok.

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

Our Sales Channels

During fiscal 2026, we continued to enhance our omni-channel capabilities. Our current omni-channel presence consists of both brick-and-mortar stores as well as an e-commerce platform, which includes our websites, mobile app, and third-party marketplaces.

Our stores

As a lifestyle retail concept, our stores offer a broad array of merchandise to outfit an entire family, while working during the week, relaxing on the weekend, or dressing up for an evening out. Our stores are easy to navigate across all major product categories. The majority of our stores have ladies’ and kids’ apparel, men’s western and work apparel, basic and more stylized denim, and accessories such as hats, belts, jewelry, handbags, gifts and various other items.

Boots are our signature category, with an expansive assortment displayed on fixtures up to six shelves in height. We offer virtually all of our boots in pairs on the sales floor. To reflect the typical purchasing preferences of our customers, we organize our boot assortment by category (western and work), and within each category by customer segment (men’s, ladies’, and kids’) and size. While our knowledgeable and friendly store associates are readily available to assist customers, the store design facilitates a self-service shopping experience.

Our stores are generally located in or near high visibility, power and large neighborhood shopping centers with trade areas of five or more miles. Our stores average 11,400 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our stores are designed and managed to drive profitability and, we believe, create a compelling customer shopping experience.

During fiscal 2026, we opened 80 new stores. As of March 28, 2026, our retail footprint included 539 stores in 49 states across the U.S. All stores operate under the Boot Barn name.

The following table shows the number of stores in each of the 49 states in which we operated as of March 28, 2026.

	Number of		Number of
State	stores	State	stores
Alabama	5	Nebraska	4
Alaska	1	Nevada	16
Arizona	23	New Hampshire	2
Arkansas	4	New Jersey	10
California	79	New Mexico	8
Colorado	16	New York	11
Connecticut	3	North Carolina	15
Delaware	3	North Dakota	6
Florida	15	Ohio	16
Georgia	10	Oklahoma	12
Idaho	4	Oregon	5
Illinois	9	Pennsylvania	15
Indiana	8	Rhode Island	1
Iowa	7	South Carolina	7
Kansas	6	South Dakota	2
Kentucky	8	Tennessee	16
Louisiana	9	Texas	93
Maine	1	Utah	7
Maryland	3	Vermont	1
Massachusetts	7	Virginia	12
Michigan	7	Washington	11
Minnesota	8	West Virginia	3
Mississippi	3	Wisconsin	6
Missouri	8	Wyoming	9
Montana	4
		Total	539

E-commerce

Our e-commerce websites are an integral part of our brand and allow us to further build awareness in our current markets and reach customers not served by our current geographic footprint. During fiscal 2026, we had more than 164 million total visits to our websites, and we sold merchandise to customers in all 50 states. Approximately 2.8% of our total e-commerce revenue for fiscal 2026 was generated from customers outside of the United States. Such foreign-source revenue constituted approximately 0.3% of our overall net sales in fiscal 2026.

Our growing national footprint and broader marketing efforts drive traffic to our bootbarn.com website and app, which in turn also drives traffic to our stores. We believe that many customers, especially those shopping for boots, browse online at bootbarn.com or our app and then visit our stores to make their purchases to ensure a proper fit. As a multi-channel retailer, we are implementing technology initiatives that integrate in-store and e-commerce platforms into one seamless customer experience. As an example, our stores have in-store touch screen devices that expand the product offering available to our in-store customers, including additional styles, colors and sizes not carried in the store. We continue to enhance customer service with our omni-channel initiatives, including buy online pick up in-store, buy online pick up curbside, buy online return in store, buy online ship from store, and in-store fulfillment of online purchases.

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

Store expansion opportunities and site selection

We have substantial experience in opening stores in new and existing geographic markets. During the last three fiscal years, we have successfully added, on a net basis, 194 new stores through organic growth. We evaluate potential new locations in light of a variety of criteria, including local demographics and population, the area’s industrial base, the existing competitive landscape, occupancy costs, store visibility, traffic, environmental considerations, co-tenancy and accessibility. We also consider a region’s total store potential to help ensure efficiencies in store management and media spending. Most of our stores are in high-traffic and highly visible locations and many have freeway signage. Stores located in metropolitan areas are typically established in high-density neighborhoods, and stores located in rural areas are typically established near highways or major thoroughfares.

Based on an extensive internal and external analysis of our current customer base, store performance drivers and competitor penetration, we believe that the U.S. market supports the ability to grow our current domestic store base to approximately 1,200 stores. We utilized multiple methods for measuring market size, including a review of demographic and psychographic factors by core-based statistical areas across the United States. We supplemented that data by analyzing our share of the geographic markets in which we currently operate and extrapolating that share to new geographic markets. Based on our market analysis, we have created a regional and state-by-state development plan to strategically extend our store portfolio. Careful consideration was given to operational constraints and merchandising differences in new and existing markets, while balancing the relevant risks associated with opening stores in those markets.

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

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles tend to be items that carry over from year to year with only minor updates. In fiscal 2026, fiscal 2025 and fiscal 2024, we generated approximately 31%, 32% and 31% of our net sales during our third fiscal quarter, respectively.

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

Our products

During fiscal 2026, our products contributed to overall sales in the following manner:

●	Gender—Men’s merchandise accounted for approximately 60% of our sales with the balance being ladies, kids and unisex merchandise.
●	Styling—Western styles comprised approximately 75% of our sales, with work-related and other styles making up the balance.
●	Product category—Boots accounted for 46% of our sales, with apparel comprising an additional 37% and the balance consisting of hats, gifts, accessories and home merchandise.

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

Our scale has enabled us to develop a portfolio of proprietary brands that complement our third-party assortment and enhance our merchandise offering. These brands include Shyanne and Cody James, which offer western boots, apparel and accessories for women and men, respectively. We also collaborate with country music artists, including Brad Paisley (Moonshine Spirit) and Miranda Lambert (Idyllwind), to develop exclusive brands that reflect their lifestyles and creative direction.

In addition, we offer a range of exclusive brands across workwear, country lifestyle and premium categories, including Hawx, Cody James Work, Cleo + Wolf, Rank 45 and Cody James Black 1978. Our exclusive brands are designed to address a broad range of customer preferences and price points.

We have a dedicated product development team that designs and sources merchandise globally. These assortments are exclusive to Boot Barn and are merchandised and marketed alongside third-party brands. In fiscal 2026, sales from our exclusive brand products accounted for approximately 40.8% of our consolidated sales. Our exclusive brands differentiate us from competitors and have historically generated higher merchandise margins than the third-party brands that we carry.

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

Direct mail—We conduct several direct mail campaigns, and during fiscal 2026, we sent out approximately 10.0 million mailers, ranging in size from postcards to catalogs of approximately 70 pages.

E-mail—We e-mail our e-commerce customers and members of our B Rewarded loyalty program as part of our cross-channel effort to drive traffic to our stores and e-commerce platform. We sent more than two billion e-mails in fiscal 2026.

Social media—We also have a marketing strategy that has produced a fast-growing social media presence, as evidenced by our strong following on Facebook, Instagram, and TikTok. Our posts celebrate country and western life and humor, and routinely get thousands of likes, hundreds of shares and dozens of comments each.

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

Information technology

We have made significant investments to create a scalable information technology platform to support growth in our retail and e-commerce sales without further near-term investments in our information technology infrastructure. We use one or more software as a service (“SaaS”) platforms for integrated point-of-sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. This approach allows us to regularly upgrade to the most recent software release with minimal operational disruption, nominal systems infrastructure investment and a relatively small in-house information technology department. Our Saas platforms also interfaces with our accounting system.

We have also invested in an information technology platform for our e-commerce websites, which acts as the foundation for our digital store fronts.

Intellectual property

We believe that our trademarks are valuable and important to our marketing efforts. We have registered our trademarks in the U.S. and other countries where our products are manufactured and/or sold. We have registered trademarks for our key brands, including Boot Barn, Cody James, Country Outfitter, Hawx, Sheplers, and Shyanne.

We maintain a digital presence through our e-commerce websites, including our flagship site, www.bootbarn.com, as well as websites supporting our exclusive brands and other websites through which we market and sell our products. Our policy is to pursue registration of our trademarks and to rigorously defend their infringement by third parties.

Human capital management

At Boot Barn, we strive to work together to make a positive impact on the world around us, and by working collectively, we consider our employees “Partners.”

Our Partners—As of March 28, 2026, we employed approximately 3,800 full-time and 8,900 part-time Partners, of which approximately 1,200 were employed at our Store Support Center and Distribution Centers and approximately 11,500 were employed at our stores. The number of Partners, especially part-time Partners, fluctuates depending upon our seasonal needs.

The Company strives to be a career destination for talented individuals who seek purpose, growth, and balance. We believe that hiring, retaining, and developing talented Partners is critically important to enhance our culture and ensure the future success of our business. We aim to support each Partner during the full life cycle of their journey as a Boot Barn Partner - from a Partner’s candidacy and onboarding to offering and maintaining competitive pay, comprehensive benefits, and supporting career advancement and professional development throughout their tenure at Boot Barn.

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

Macroeconomic and Industry Risks

●	Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence or local economic conditions.
●	Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including the impact of the imposition, modification, or threat of imposition of new or increased tariffs by the U.S. or foreign governments, supply chain disruptions and geopolitical tensions.
●	We face intense competition in our industry, and we may be unable to compete effectively.
●	Our sales can significantly fluctuate based upon shopping seasons, which may cause our results of operations to fluctuate disproportionately on a quarterly basis.
●	We buy and stock merchandise based upon seasonal weather patterns and therefore unseasonable or extreme weather could negatively impact our sales, financial condition and results of operations.
●	While we historically have not been materially impacted by changes in consumer preferences, the retail footwear and apparel business can fluctuate according to changes in consumer preferences.
●	The concentration of our stores and operations in certain geographic locations subjects us to regional economic conditions and natural disasters that could adversely affect our business.

Strategic Risks

●	Our failure to adapt to new challenges that arise when expanding into new geographic markets could adversely affect our ability to profitably operate those stores and maintain our brand image.
●	Our continued growth depends upon successfully opening new stores, and our failure to successfully open new stores could negatively affect our business and stock price.

●	Our efforts to continue to improve and expand our exclusive product offerings may be unsuccessful, and implementing these efforts may divert our operational, managerial, financial and administrative resources, which could harm our competitive position and reduce our revenue and profitability.
●	Any inability to balance our exclusive brand merchandise with the third-party branded merchandise that we sell may have an adverse effect on our net sales and gross profit.
●	We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to our management.
●	Use of social media may adversely impact our reputation or subject us to fines or other penalties.
●	If we fail to obtain and retain high-visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the endorsers that we partner with is impaired, our business may suffer.

Operational Risks

●	Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.
●	Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.
●	We may be unable to maintain same store sales or net sales per square foot, which may cause our results of operations to decline.
●	Any significant change in our distribution model could initially have an adverse impact on our cash flows and results of operations.
●	If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.
●	A rise in the cost of fabric, raw materials, labor or transportation due to inflation, trade relations, or otherwise could increase our cost of merchandise and cause our results of operations and margins to decline.
●	We purchase merchandise based on sales projections and our purchase of too much or too little inventory may adversely affect our overall profitability.
●	The rapid development and adoption of AI technologies, including AI-driven search tools, may adversely affect our product visibility, competitive position and results of operations.
●	Failure to protect our inventory from theft and loss may adversely affect our results of operations.
●	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
●	If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.

●	If we cannot attract, train and retain qualified employees, our business could be adversely affected.
●	If we lose key management personnel, our operations could be negatively impacted.
●	We are required to make significant lease payments for our stores, Store Support Center and distribution centers, which may strain our cash flow.
●	If our suppliers and manufacturers fail to use acceptable labor or other practices, our reputation may be harmed, which could negatively impact our business.
●	Our e-commerce businesses subject us to numerous risks that could have an adverse effect on our results of operations.
●	We rely on third parties to drive traffic to our platform, and these providers may change their algorithms or pricing, or may be subject to new laws and regulations, in ways that could negatively affect our business, financial condition, cash flows, and results of operations.

Legal, Tax, Regulatory and Compliance Risks

●	Changes in tariff policy regarding merchandise produced in, and raw materials sourced from, certain countries have and could continue to adversely affect our business.
●	The adoption of new tax legislation or fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations could have a material adverse impact on our business.
●	Our revolving credit facility contains restrictions and limitations that could significantly impact our ability to operate our business.
●	We may be subject to liability if we, or our suppliers, infringe upon the intellectual property rights of third parties.
●	Violations of or changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.
●	If we are unable to protect our intellectual property rights, our financial results may be negatively impacted.
●	Issues with merchandise safety could damage our reputation, sales and financial results.
●	If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Risks Related To Ownership of Our Common Stock

●	The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.
●	Anti-takeover provisions in our corporate organizational documents and current credit facility and under Delaware law may delay, deter or prevent a takeover of us and the replacement or removal of our management, even if such a change of control would benefit our stockholders.
●	If securities or industry analysts do not publish research and reports or publish inaccurate or unfavorable research and reports about our business, the price and trading volume of our common stock could decline.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Form 10-K, and in our other public filings. The risks described below are not the only ones facing us. If any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial were realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Macroeconomic and Industry Risks

Our sales could be severely impacted by decreases in consumer spending due to declines in consumer confidence or local economic conditions.

We depend upon consumers feeling confident about spending discretionary income on our products to drive our sales. Consumer spending may be adversely impacted by economic conditions, such as consumer confidence in future economic conditions, income taxes, payroll taxes, continued uncertainty with respect to tariffs, rising or uncertain interest rates, continued inflation, employment levels, salary and wage levels, the availability of consumer credit, consumer debt, the level of housing, energy and food costs, general business conditions and other challenges affecting the global economy or impacting levels of disposable income. A worsening of economic conditions could adversely affect discretionary consumer spending, which could, in turn, negatively impact our revenues and operating results. Declines in consumer spending may result in decreased demand for our products, increased inventories, lower revenues, higher discounts, pricing pressure and lower gross margins.

If economic and financial market conditions deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

●	During fiscal 2026, interest rates continued to be volatile, coupled with risks relating to a potential recession, contributed to softness in consumer confidence. Continuation of these factors could lead to a decrease in consumer spending.
●	We may be unable to access financing in the credit and capital markets at reasonable rates.
●	Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton) and related inflationary pressures could have a material adverse effect on our costs, gross margins and profitability.
●	If our suppliers or other participants in our supply chain experience difficulty obtaining financing needed for their operations in the capital and credit markets, it may result in delays or non-delivery of our products.
●	The current domestic and international political environment, including volatile trade relations, conflicts in multiple locations, and the related disruption to shipping lanes and civil unrest have resulted in uncertainty surrounding the future state of the global economy. There is uncertainty with respect to potential further changes in trade policy and regulations, sanctions and export controls, which increase volatility in the global economy. This environment has affected and may continue to affect production and distribution lead times, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing practices, which may impact our product costs, and, correspondingly, could have a material adverse effect on our business and results of operations.
●	Trade policies and regulations, such as new, increased, or continuing uncertainty concerning tariffs or other trade restrictions may also increase the costs for imported materials and finished goods. Any resulting increase in prices we charge for our goods could negatively impact demand for our products, our sales and results of operations. Further, increases in consumer expenses more generally may reduce discretionary spending and heighten price sensitivity, which could similarly negatively impact the demand for our products, our sales, and results of operations.

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

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks and other international conditions, including the impact of the imposition, modification, or threat of imposition of new or increased tariffs by the U.S. or foreign governments, supply chain disruptions, and geopolitical tensions.

The majority of our exclusive brand products are manufactured in foreign countries. In addition, we purchase most of our third-party branded merchandise from domestic suppliers that have a large portion of their merchandise made in foreign countries.

See “Changes in tariff policy regarding merchandise produced in, and raw materials sourced from, certain countries have and could continue to adversely affect our business.” below for a description of risks associated with new or increased tariffs and/or reciprocal tariffs. In addition, the countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to additional trade restrictions imposed by the United States, including import restrictions, which could increase the cost or reduce the supply of products available to us and have a material adverse effect on our business, financial condition and results of operations. Any tariffs by foreign countries on imports of our products could also adversely affect our international e-commerce sales. Any increase in our manufacturing costs, the cost of our merchandise or limitation on the amount of merchandise we are able to purchase, or any decrease in our international e-commerce sales, could have a material adverse effect on our financial condition and results of operations.

Additionally, the existence or threat of any unforeseen interruption of commerce, including as a result of geopolitical or armed conflict and the possible interference with international trade, supplier deliveries, freight costs, or tariffs, could negatively impact our business by interfering with the availability of raw materials or our ability to obtain merchandise from foreign manufacturers. With a substantial portion of our merchandise being imported from foreign countries, failure to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

Recent U.S. policies and actions may also jeopardize certain global alliances and/or create geopolitical uncertainty. Responses by countries, such as sanctions, boycotts, export controls and tariffs, will adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations or otherwise aggravate the other risk factors that we identify herein. We cannot predict the scope of macroeconomic factors because these measures are complex and evolving. We are actively monitoring the changes and events and assessing the impact on our business, if any. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.

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

Additionally, our competitors may outpace us in incorporating new technologies, such as artificial intelligence (“AI”), into their product offerings and engagement with customers, which could affect our competitiveness and operational outcomes. See “The rapid development and adoption of artificial intelligence technologies, including AI-driven search tools, may adversely affect our product visibility, competitive position and results of operations.” below for a description of competitive risks associated with AI.

Our sales can significantly fluctuate based upon shopping seasons, which may cause our results of operations to fluctuate disproportionately on a quarterly basis.

Because of a traditionally higher level of sales during the Christmas shopping season, our sales are typically higher in the third fiscal quarter than they are in the other fiscal quarters. We also incur significant additional costs and expenses during our third fiscal quarter due to increased staffing levels and higher purchase volumes. Accordingly, the results of a single fiscal quarter should not be relied on as an indication of our annual results or future performance. In addition, because of this seasonality, factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our financial condition and results of operations for the entire fiscal year.

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

The impact of war, acts of terrorism, mass casualty events, geopolitical tension, social unrest, civil disturbance or disobedience could have a material adverse impact on our business.

The impact of war, acts of terrorism, mass casualty events, geopolitical tension, social unrest, civil disturbance or disobedience and the associated heightened security measures taken in response to these events have disrupted commerce. Further events of this nature, domestic or abroad, including international and domestic unrest and the ongoing conflict between Russia and Ukraine, recent military actions in Iran by the U.S. and Israel, and U.S. foreign policy in Latin America may disrupt commerce and undermine consumer confidence and consumer spending by causing a decline in traffic, store closures and a decrease in digital demand adversely affecting our operating results. Furthermore, terrorist attacks, threats of terrorist attacks or civil unrest involving public areas could cause people to avoid visiting some areas where our stores are located. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on footwear, apparel and accessories, or disrupt our ability to obtain merchandise for our stores and e-commerce websites. Such decreases in consumer spending or disruptions in our ability to obtain merchandise would likely decrease our sales and materially adversely affect our financial condition and results of operations.

While we historically have not been materially impacted by changes in consumer preferences, the retail footwear and apparel business can fluctuate according to changes in consumer preferences.

We historically have not been materially impacted by changes in consumer preferences. However, the retail footwear and apparel business can fluctuate according to changes in consumer preferences. While we work to identify consumer preferences for products and product categories on an ongoing basis and aim to offer inventory and shopping experiences that align with those preferences, we may not do so effectively and/or on a timely basis. As a result, we could be vulnerable to changes in consumer demand, pricing shifts and the timing and selection of merchandise purchases.

Our future success and reputation may depend, in part, upon our ability to anticipate, identify and respond to changing consumer preferences, as well as changes in consumer spending patterns, in a timely manner. Specifically, our financial performance may be negatively affected if there is a general trend in consumer preferences away from boots and other western or country products in favor of another general category of footwear or attire. If this were to occur or if periods of decreased consumer spending persist, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1A. Risk Factors, including those risks associated with increased competition, decreases in store traffic, brand reputation, the interruption of the production and flow of merchandise, the ability to achieve our growth strategies, and the ability to improve and expand our exclusive product offering.

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

In addition, of the 539 stores that we operated as of March 28, 2026, 195 of these stores were located in Arizona, California and Texas. The geographic concentration of our stores may expose us to economic downturns or natural disasters in those states where our stores are located. For example, our stores located in North Dakota, Wyoming, Colorado, Texas and surrounding areas are likely to be adversely impacted by an economic downturn affecting the oil, gas, and commodities industries. Any similar events in states where our stores are concentrated could have a material adverse effect on our financial condition and results of operations.

Strategic Risks

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

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations. We opened 80 stores in fiscal 2026, 60 stores in fiscal 2025, and 55 stores in fiscal 2024. We intend to continue opening new stores in future periods; however, there can be no assurance that we will do so as planned or that any such stores will be profitable. The expansion of our store base will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause the financial performance of our existing stores to deteriorate.

We attempt to open new stores in prominent locations within high visibility, power and large neighborhood shopping centers, and we compete with other retailers for such prominent locations. If we fail to open our new stores in prominent locations, or if locations which were prominent when we opened our stores lose favor over time, the anticipated benefits of our expansion plans may not be realized. For example, our expected sales at our new stores may be dependent upon the volume of traffic in those shopping centers and the surrounding areas. Our new stores may benefit from the ability of a shopping center’s other tenants and area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center. We cannot control the loss of an “anchor” tenant or other significant tenant in any shopping center or area attraction, the availability or cost of appropriate locations, or the increasing impact of digital channels on shopping center traffic.

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

We seek to continue to grow our business by improving and expanding our exclusive product offerings. The principal risks to our ability to successfully improve and expand our product offering are that:

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

In fiscal 2026, sales from our exclusive brand products accounted for approximately 40.8% of our consolidated sales. As of March 28, 2026, three of our five top selling brands were exclusive brands. Our exclusive brand merchandise has historically had a higher gross margin than the third-party branded merchandise that we offer. As a result, we intend to attempt to increase the penetration of our exclusive brands in the future. However, carrying our exclusive brands limits the amount of third-party branded merchandise that we can carry and, therefore, there is a risk that our customers’ perception that we offer many major brands will decline or that our suppliers of third-party branded merchandise may decide to discontinue supplying, or reduce the supply of, their merchandise. If this occurs, it could have a material adverse effect on net sales and profitability.

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

Social media platforms, including blogs, social media websites and other forms of internet-based communication, provide access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the brands that we sell may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. With the increasing rise of social media as a channel of communication with our customers, our reputation may be impacted by our social media interactions and marketing through heightened public focus. Due to the volatile and uncertain nature of consumer reactions to social media messaging, we may face difficulties in predicting messaging that will resonate with consumer expectations and result in positive publicity. If our social media efforts are not successful or result in negative public attention, the harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores and merchandise.

We also use social media platforms as marketing tools. For example, we maintain Facebook, Instagram, TikTok, and X accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

If we fail to obtain and retain high-visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the endorsers that we partner with is impaired, our business may suffer.

A component of our marketing program is to partner with well-known country music artists and other celebrities for sponsorship and endorsement arrangements. Although we have partnered with several well-known celebrities in this manner, some of these persons may not continue their endorsements, may not continue to succeed in their fields or may engage in activities which could bring disrepute on themselves and, in turn, on us and our brand image and products. We also may not be able to attract and partner with new endorsers that may emerge in the future. Competition for endorsers is significant and adverse publicity regarding us or our industry could make it more difficult to attract and retain endorsers. If we are unable to recruit endorsers with consumer appeal or endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected.

In addition, actions taken, allegations of wrongdoing or statements made by our endorsers, associated with our products or brand or otherwise, that harm the reputations of those endorsers or our decisions to cease collaborating with certain endorsers in light of actions taken, allegations of wrongdoing or statements made by them, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our business. Any of these failures by us or the endorsers that we partner with could adversely affect our business and revenues.

Operational Risks

Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

We believe that our brand image and brand awareness have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. Our ability to successfully integrate newly opened stores into their surrounding communities, to expand into new markets and to maintain the strength and distinctiveness of our brand image in our existing markets will be adversely impacted if we fail to connect with our target customers. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations, if we fail to continue to obtain or maintain high-quality endorsers of our products, or if we experience negative publicity or other negative events that affect our image and reputation. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers. Failure to successfully market and maintain our brand image in new and existing markets could harm our business, results of operations and financial condition.

Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.

Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of our employees and third parties, including our customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and may store customer information for marketing purposes, as well as debit and credit card information. We take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action, or result in customers discontinuing the use of debit or credit cards in our stores or e-commerce websites, or customers not shopping in our stores or on our e-commerce websites altogether. Additionally, the use of AI, including potential inadvertent disclosure of confidential information or personal data, could also lead to legal and regulatory investigations and enforcement actions, or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and regulations in a number of jurisdictions.

The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems change frequently and increase in complexity and are often not recognized until such attacks are launched or have been in place for a period of time. For example, as AI continues to evolve, cyber-attackers could also use AI to develop or hone their attacks. We (or the third parties on which we rely) may not have the resources or technical sophistication to sufficiently anticipate, prevent, or immediately identify and remediate cyber-attacks. While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover all losses related to any future incidents involving our data or systems. These consequences could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks and defects in software and hardware and to address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in various states in which we operate, including for example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires certain companies to satisfy certain requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of California residents whose data is stored to exercise various privacy rights. Failure to comply with the CCPA requirements could result in monetary damages, penalties or fines. New legislation or regulation such as the CCPA, including other state or federal laws, as well as any associated inquiries or investigations or any other government actions, could be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. Moreover, the increasing adoption of AI technologies has led data protection authorities around the world to consider and adopt new and evolving interpretations of data protection laws. Such laws and regulations focused on the use and provision of AI technologies may impose certain obligations on us (e.g., obligations regarding processing of personal data, including required notices, consents and opt-outs) and could result in monetary penalties or other regulatory actions.

We use one or more SaaS platforms for integrated point-of-sale, merchandising, planning, sales audit, customer relationship management, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on these systems, and the relevant provider(s), for many aspects of our operations. If a service provider or relevant system fails, or if we are unable to continue to have access on commercially reasonable terms, or at all, our operations would be severely disrupted. This disruption would have a material adverse effect on our business.

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

Our suppliers ship a portion of our in-store merchandise directly to our stores and a portion of our e-commerce merchandise to our e-commerce customers. In the future, as part of our long-term strategic planning, we may change our distribution model to increase the amount of merchandise that we self-distribute through a centralized distribution center or centers. Changing our distribution model to increase distributions from a centralized distribution center or centers to our stores and customers could initially involve significant capital expenditures, which could increase our borrowings and interest expense or temporarily reduce the rate at which we open new stores. In addition, if we are unable to successfully integrate a new distribution model into our operations in a timely manner, our supply chain could experience significant disruptions, which could reduce our sales and adversely impact our results of operations.

If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.

Our business is largely dependent on continued good relationships with our suppliers, including suppliers for our third-party branded products and manufacturers for our exclusive brand products. During fiscal 2026, merchandise purchased from our top three suppliers accounted for approximately 25% of our consolidated sales. We operate on a purchase order basis for our exclusive brand and third-party branded merchandise and do not have long-term written agreements with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise that they sell to us, enter into exclusivity arrangements with our competitors or raise prices at any time, which could have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our suppliers sell products directly from their own retail stores or e-commerce websites, and therefore directly compete with us. These suppliers may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us, including as a result of inflationary impacts (which has been experienced over the last thirty-six months and is continuing). If we lose key suppliers and are unable to find alternative suppliers to provide us with substitute merchandise for lost products, our business may be adversely affected.

A rise in the cost of fabric, raw materials, labor or transportation due to inflation, trade relations, or otherwise could increase our cost of merchandise and cause our results of operations and margins to decline.

Increases in the price, and fluctuations in the availability and quality of fabrics and raw materials, such as cotton and leather, that our suppliers use to manufacture our products, as well as the cost of labor and transportation, due to inflation or otherwise, could have adverse impacts on our cost of merchandise and our ability to meet our customers’ demands. In particular, because key components of our products are cotton and leather, any increases in the cost of cotton or leather may significantly affect the cost of our products and could have an adverse impact on our cost of merchandise. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields, weather patterns and other unforeseen events. For example, the frequency, severity and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality could adversely impact the cultivation of cotton, which is a key resource in the production of our merchandise. Additionally, significant inflationary pressures have and may continue to impact the cost of labor, cotton and other raw materials. Increased global uncertainty has also impacted and may in the future impact the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise, and compliance with sanctions, customs trade orders and sourcing laws, such as those issued by the U.S. government related to entities and individuals connected to China’s Xinjiang Uyghur Autonomous Region, could impact the price of cotton in the marketplace and the supply chain.

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

The rapid development and adoption of AI technologies, including AI-driven search tools, may adversely affect our product visibility, competitive position and results of operations.

The rapid development and adoption of AI technologies are transforming the retail, consumer products and e-commerce industries. Retailers, online marketplaces and search platforms are increasingly utilizing AI-driven search and recommendation tools that influence how consumers discover and evaluate products. Changes in these technologies may affect the visibility, ranking and prominence of our products on third-party e-commerce platforms or in online search results. If AI-driven search or recommendation systems reduce traffic to our product listings or favor competitors’ products, our sales volumes, brand visibility and results of operations could be adversely affected.

We and our third-party service providers may also use AI tools in areas such as marketing content, demand forecasting, inventory management and product development. AI systems may produce inaccurate, biased or otherwise flawed outputs due to deficiencies in algorithms or training data, which could result in inaccurate forecasts, operational disruptions, excess inventory or stockouts, increased costs, lost sales opportunities or reputational harm.

In addition, the use of AI presents legal, regulatory, intellectual property, cybersecurity and data privacy risks. AI-generated outputs may infringe third-party rights or incorporate proprietary information in unintended ways, and the legal and regulatory landscape governing AI is rapidly evolving. Compliance with new or changing requirements may increase our costs or limit our ability to deploy AI technologies effectively. If our use of AI, or that of retailers, marketplaces or other business partners, results in operational, legal or reputational harm, our business, financial condition and results of operations could be adversely affected.

Failure to protect our inventory from theft and loss may adversely affect our results of operations.

Risk of loss or theft of assets, including inventory shortage, is inherent in the retail business. Loss may be caused by error or misconduct of employees, customers, vendors, or other third parties including through organized retail crime and professional theft, which may be further impacted by macroeconomic factors, including the enforcement environment. In addition, retail theft may impact guest perceptions regarding the safety of our stores. We are also vulnerable to other risks that could result in loss of inventory, such as loss related to natural disasters, unanticipated climate patterns and events, and theft of inventory in transit. Our inability to effectively prevent or minimize the loss or theft of assets, or to accurately predict and accrue for the impact of those losses, could adversely affect our results of operations.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, gift cards, and various other online payment methods, including pay-over-time options. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly.

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

Our information technology systems may be vulnerable, from time to time, to damage or interruption from computer viruses, power interruptions or outages or other system failures, third-party intrusions, inadvertent or intentional breaches by our associates, third-party service providers or business partners, or threat actors, and other technical malfunctions. Further, the sophistication, availability and use of AI by threat actors present an increased level of risk. If our systems are damaged, fail to function properly, or are outdated in comparison to those of our competition, we may have to make monetary investments to repairs or replace the systems and our store operations and e-commerce businesses could be severely disrupted.

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

We do not own any real estate. Instead, we lease all of our retail store locations, as well as our Store Support Center and distribution centers. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Many of our leases have early cancelation clauses that permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and the cost of leasing existing locations rises. In fiscal 2026, our total lease expense was $155.2 million, and we expect this amount to continue to increase as we open more stores. We are required to pay additional rent under some of our lease agreements based upon achieving certain sales thresholds for each store location. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees. Many of our lease agreements also contain provisions that increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may fail to identify suitable store locations, the availability of which is beyond our control, to replace such closed stores. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Of the store leases that will reach their termination date during fiscal 2027, 12 of those leases do not contain an option to automatically extend the lease term. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

If our suppliers and manufacturers fail to use acceptable labor or other practices, our reputation may be harmed, which could negatively impact our business.

We purchase merchandise from independent third-party suppliers and manufacturers. If any of these suppliers have practices that are not legal or accepted in the U.S., consumers may develop a negative view of us, our brand image could be damaged and we could become the subject of boycotts by our customers or interest groups. Further, if the suppliers violate labor or other laws of their own country, these violations could cause disruptions or delays in their shipments of merchandise. For example, much of our merchandise is manufactured in foreign countries, which have different labor practices than the U.S. We do not independently investigate whether our suppliers are operating in compliance with all applicable laws and therefore we rely upon the suppliers’ representations set forth in our vendor code of conduct, purchase orders and supplier agreements concerning the suppliers’ compliance with such laws. If our goods are manufactured using illegal or unacceptable labor practices in these countries, or other countries from which our suppliers source the products we purchase, our ability to supply merchandise for our stores without interruption, our brand image and, consequently, our sales may be adversely affected.

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

As we expand our e-commerce operations, we face the risk of losses from credit card fraud. We do not carry insurance against the risk of credit card fraud, so under current credit card practices, we may be liable for fraudulent credit card transactions even though the associated financial institution has approved payment of the orders. If we are unable to deter or control credit card fraud, or if credit card companies require more burdensome terms or refuse to accept credit card charges from us, our net income could be reduced. A breach of our e-commerce security measures could also reduce demand for our services, and expose us to potential liabilities. In addition, to the extent the threat of such attempted attacks and the sophistication thereof grows, we may be required to devote additional resources to preventative measures.

In addition, we rely upon email distributions to advertise our stores and e-commerce businesses and use various data-mining techniques to effectively target these emails. Spam filters or other blocking applications designed to enable consumers to limit incoming email from advertisers may inhibit our ability to effectively reach large audiences of existing and potential customers via email. This may adversely affect our ability to generate new business and acquire new customers. Additionally, customers are increasingly using AI shopping assistant tools to help find products, compare prices and make purchase decisions. Use of these AI tools could affect our ability to efficiently attract potential customers to our digital platforms and retain our customer base.

We rely on third parties to drive traffic to our platform, and these providers may change their algorithms or pricing, or may be subject to new laws and regulations, in ways that could negatively affect our business, financial condition, cash flows, and results of operations.

We continue to invest in digital marketing to drive qualified traffic to our websites. Our success with these efforts depends on an ability to attract customers cost effectively and, to do so, we rely heavily on relationships with providers of online services, search engines, social media and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We also use social media, including Facebook, Instagram, TikTok and others, as well as affiliate marketing, email, SMS, and direct mail, as part of our multi-channel approach to marketing, and we expect that our use of social media for marketing purposes will increase over time. We rely on these relationships to provide significant traffic to our websites and as important marketing channels and sources of information regarding potential customers. If digital platforms change or penalize us with their algorithms, terms of service, display and featuring of search results , we may be unable to cost-effectively attract customers. Additionally, as competition for online advertising has increased, the cost for some of these services can also increase. A significant increase in the cost of the marketing providers upon which we rely could adversely impact our ability to attract customers cost effectively and harm our business, financial condition, results of operations and prospects.

In addition, laws and regulations governing the use of these platforms and other digital marketing channels are rapidly evolving. It may become more difficult for us or our partners to comply with such laws, and future data privacy laws and regulations or industry standards, as well as related enforcement, may restrict or limit our ability to use some or all of the marketing strategies on which we currently rely. The failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties.

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

We have a significant amount of goodwill and indefinite-lived intangible assets. Our goodwill balance as of March 28, 2026 was $197.5 million. Our intangible asset balance as of March 28, 2026 was $59.0 million. We test goodwill and intangible assets for impairment at least annually or more frequently if indicators of impairment exist. Long-lived assets are tested for impairment only if indicators of impairment exist, such as significant negative industry or general economic trends. Goodwill, intangible assets and long-lived assets are considered to be impaired when the net book value of the asset exceeds its estimated fair value. An impairment of a significant portion of our goodwill, intangible assets or long-lived assets could materially adversely affect our financial condition and results of operations.

Legal, Tax, Regulatory and Compliance Risks

Changes in tariff policy regarding merchandise produced in, and raw materials sourced from, certain countries have and could continue to adversely affect our business.

Recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions on countries from which we source our merchandise and raw materials, have created a dynamic and unpredictable trade landscape. This has and may continue to adversely impact our business and operations. For example, effective in April 2025, the U.S. imposed, pursuant to the International Emergency Economic Powers Act (“IEEPA”), a universal baseline tariff of 10%, plus an additional country-specific tariff for select countries, including the countries from which we source a predominant portion of our merchandise, on all U.S. imports. On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of tariffs unlawful pursuant to IEEPA was unlawful, striking down the 10% global baseline tariff, as well as the higher tariffs imposed on certain U.S. trading partners. The U.S. Supreme Court’s ruling did not affect all of the recently imposed tariffs, including those imposed following trade remedy investigations by the Department of Commerce or the U.S. Trade Representative. Nor does it prohibit the imposition of future tariffs through alternative trade authorities available to the U.S. administration. On February 20, 2026, shortly after the announced U.S. Supreme Court decision, the U.S. administration announced that it would be imposing a new 10% global tariff for a period of 150 days pursuant to a balance-of-payments provision in Section 122 of the Trade Act of 1974, to become effective February 24, 2026. That tariff program is currently subject to legal challenge in the Court of International Trade (“CIT”) on an expedited basis. The U.S. administration further announced that it would begin additional trade remedy investigations into unidentified trading partners pursuant to Section 301 of the Trade Act of 1974 and with respect to certain product sectors pursuant to Section 232 of the Trade Expansion Act of 1962. The U.S. Supreme Court decision invalidating the IEEPA tariffs did not address a remedy or refunds, which instead have been addressed in cases in front of the CIT. The CIT has ordered the U.S. Customs and Border Protection (“CBP”) to issue refunds for all IEEPA tariffs, plus interest, and has been requiring periodic updates on the process for issuing refunds. On April 20, 2026, CBP launched a tariff refund portal for electronic submission of tariff refund claims, though no refunds have yet been made to importers.

Certain of the aforementioned U.S. imposed tariffs are subject to legal and other challenges. As such, it is likely that tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created, and continue to create, significant uncertainty for suppliers, consumers, and us. We are closely monitoring this evolving situation and evaluating our responses and possible cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the financial and competitive impacts of such tariffs or trade restrictions. The overall impact on our business related to these tariffs continues to remain uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges. Further, actions we take to adapt to new tariffs or trade restrictions may increase risk or may cause us to modify our operations, which could be time-consuming and expensive, impact our sales, profitability, and our reputation, or cause us to forego business opportunities.

The adoption of new tax legislation or fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations could have a material adverse impact on our business.

We are subject to income and other taxes in the United States. Our effective tax rate in the future could be adversely affected by changes in the valuation of deferred tax assets and liabilities and changes in tax laws. More generally, it is possible that U.S. federal income or other tax laws or the interpretation of tax laws will change. It is difficult to predict whether and when there will be tax law changes having a material adverse effect on our business, financial condition, results of operations and cash flows. Recent tax legislation and regulations, including provisions of the 2025 One Big Beautiful Bill Act (“OBBBA”) and potential increases in taxes, make significant changes to the U.S. tax regime and could materially impact how our earnings are taxed.

Additionally, at any time, many tax years are subject to audit by the Internal Revenue Service, state and local taxing authorities in the United States, and by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year, there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. The laws and regulations related to tax matters are extremely complex, require significant judgment and are subject to varying interpretations and application. Although we believe our positions are reasonable, they are subject to challenge and the results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows.

Our revolving credit facility contains restrictions and limitations that could significantly impact our ability to operate our business.

We maintain a senior secured asset-backed revolving credit facility for which Wells Fargo, National Association, is agent (the “Wells Fargo Revolver”). The Wells Fargo Revolver contains covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

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

Increases in labor costs, including wages, could adversely impact our operational results, financial condition and results of operations.

Our store and distribution center operations are subject to laws governing such matters as minimum wages, working conditions and overtime pay. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our financial condition and results of operations. In addition, we operate in a competitive labor market, in which wage actions by other retailers and companies may require us to increase salary and wage rates, bonuses and other incentives in order to attract and retain talented employees across all of our retail store, distribution and fulfillment center, and home office operations. Labor shortages and increased employee turnover could also increase our labor costs. This in turn could lead us to increase prices, which could adversely impact our sales. We are also subject to risks related to other store and distribution center expenses and operational costs. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

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

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, environmental and occupational safety requirements and zoning and occupancy laws and ordinances that regulate retailers generally, that govern the importation, promotion and sale of merchandise and/or that regulate the operation of stores and distribution centers. If these regulations were violated by our management, employees or suppliers, the costs of certain goods could increase, or we could experience delays in shipments of our goods, or could be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

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

Our success depends in large part on our brand image. Our name, logo, domain names and our exclusive brands and other intellectual property are valuable assets that differentiate us from our competitors. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property rights, but the steps taken by us to protect our proprietary rights may be inadequate to prevent infringement of our trademarks and proprietary rights by others, including imitation and misappropriation of our brand. Additional obstacles may arise as we expand our product lines and geographic scope. Moreover, litigation may be necessary to protect or enforce these intellectual property rights, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows. The unauthorized use or misappropriation of our intellectual property or our failure to protect our intellectual property rights could damage our brand image and the goodwill we have created, which could cause our sales to decline. Additionally, the increased prevalence of AI raises potential issues related to unauthorized use of our intellectual property by third parties, as well as potential questions over the ownership of any intellectual property generated through the use of AI tools. The impact of AI on intellectual property rights may result in increased costs with respect to policing and ownership disputes. Use of AI and other machine learning technologies, by us or our service providers, in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output, which may not be eligible for copyright or patent protection under various laws (including those of the U.S.) without sufficient human authorship or inventorship, respectively.

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

Various governmental authorities in the jurisdictions where we do business regulate the safety of the merchandise that we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California’s Proposition 65, and similar legislation, impose restrictions and requirements on the merchandise we sell in our stores and through our e-commerce websites. These regulations change from time to time as new federal, state or local regulations are enacted. If we or our vendors are unable to comply with regulatory requirements on a timely basis or at all, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The market for specialty retail stocks can be highly volatile. Since our IPO in October 2014 through May 2026, our common stock has traded as high as $210.25 and as low as $5.20. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	variations in our quarterly or annual financial results and operating performance and the performance of our competitors;
●	publication of research reports or recommendations by securities or industry analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;
●	our failure or our competitors’ failure to meet analysts’ projections or guidance;
●	downgrades by any securities analysts who follow our common stock;
●	our levels of same store sales;
●	sales or anticipated sales of large blocks of our common stock;
●	changes to our management team;
●	regulatory developments negatively affecting our industry;
●	changes in stock market valuations of our competitors;
●	the development and sustainability of an active trading market for our common stock;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	the performance and successful integration of any new stores that we open or acquire;

●	actions by competitors;
●	announcements by us or our competitors of new product offerings or significant acquisitions;
●	short selling of our common stock by investors;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;
●	fluctuations in the stock markets generally and in the market for shares in the retail sector particularly; and
●	changes in general market and economic conditions, including as a result of other geopolitical conditions, such as the ongoing conflict between Russia and the Ukraine, recent military actions in Iran by the U.S. and Israel, and U.S. foreign policy in Latin America.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe cybersecurity is of critical importance to our success. We are susceptible to a number of significant and persistent cybersecurity threats, including those common to most industries, as well as those we face as a retailer, operating in an industry characterized by a high volume of customer transactions and collection of consumer data. These threats, which are constantly evolving, include data breaches, ransomware, and phishing attacks. We, and our vendors and suppliers, regularly face various cybersecurity risks, including attempts by malicious actors to breach our security and compromise our information technology systems, and a cybersecurity incident impacting us or any vendor or supplier could significantly disrupt our operations and result in damage to our reputation, costly litigation and/or government enforcement action. Accordingly, we are committed to maintaining robust cybersecurity and data protection and continuously evaluate the impact of cybersecurity threats, considering both immediate and potential long-term effects of these threats on our business strategy, operations, and financial condition.

The Audit Committee, under oversight of the Board of Directors, has responsibility for oversight of risks from cybersecurity threats, and the assessment and management of cybersecurity risks is the responsibility of the Information Security (“INFOSEC”) team. The INFOSEC team is managed by the Senior Vice President, Information Technology, who reports to our Chief Executive Officer. Our current Senior Vice President, Information Technology and other members of our INFOSEC team collectively have more than 70 years of experience in information technology and extensive education and industry experience managing cybersecurity risks, developing and implementing cybersecurity policies, and responding to cybersecurity incidents.

Under the oversight of the Audit Committee, our management and the INFOSEC team have established comprehensive processes for identifying, assessing and managing material risks from cybersecurity threats, and these processes are integrated into our overall enterprise risk management program. Our approach is intended to be proactive and adaptive, featuring regular security assessments, tabletop exercises, third-party audits, team member training, and continuous improvement of our cybersecurity infrastructure. We work to align our practices with industry best practices and regulatory standards. We continually evaluate our information technology systems to identify new and monitor existing cybersecurity risks based on observed activity on the systems. We evaluate the nature and severity of identified risks, and whether changes to the system are necessary. We perform annual cybersecurity training for all employees with access to our systems and conduct regular test phishing campaigns. We engage a third-party to assist in monitoring, preventing and detecting potential cybersecurity vulnerabilities and incidents, including performing scans of our information technology systems and penetration testing. We use the results of the various tests to inform our response plan, update our systems, and train employees.

Upon the identification of a cybersecurity incident, the Incident Response Team (“IRT”) initiates our Security Incident Response Policy. This includes determining the scope and risk level of the incident, the incident response, and the steps necessary to reduce the likelihood of reoccurrence. Depending on the severity of the incident, the IRT reports the incident to the Audit Committee, as well as communicates with other appropriate stakeholders. In addition, a summary of cybersecurity incidents, results of testing, corporate security training and planned enhancements are reported to the Audit Committee at least quarterly by the Senior Vice President, Information Technology.

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

As of the date of this report, no risks from cybersecurity threats have had, either individually or in the aggregate, nor are we aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Notwithstanding the extensive approach that we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material effect on us. For additional discussion of the risks we face from cybersecurity threats, see risk factor titled “Our management information systems and databases could be disrupted by system security failures, cyber threats or by the failure of, or lack of access to, our Enterprise Resource Planning system. These disruptions could negatively impact our sales, increase our expenses, subject us to liability and/or harm our reputation.” in Item 1A. “Risk Factors.”

Item 2. Properties

Our Store Support Center, e-commerce operations and distribution centers are located in California, Kansas, and Missouri. As of March 28, 2026, our Store Support Center was located in Irvine, California, where we occupied a 116,261 square foot building. The lease will expire on March 31, 2034 and contains one option to renew for an additional five-year period.

In Fontana, California, we lease a 398,471 square foot distribution center that holds inventory to support our exclusive brand initiatives, bulk purchasing programs, event sales, new store openings, and our e-commerce business. Our existing lease expires October 31, 2031, and contains one option to renew for an additional five-year period.

In Wichita, Kansas, we lease a 133,428 square foot distribution center to support our e-commerce business and 30,000 square feet of office space. This lease expires August 31, 2035 and contains four additional options to renew, each for a period of five years. We also lease an additional freestanding building in Wichita, Kansas, totaling 5,625 square feet. The building is being used as office and distribution center space to support our e-commerce business. The lease expires September 30, 2028 and does not contain an option to renew.

In Kansas City, Missouri, we lease a 459,680 square foot distribution center that holds inventory to support our exclusive brand initiatives, bulk purchasing programs, and our e-commerce business. Our lease expires December 31, 2032 and contains two options to renew, each for an additional five years.

Most of our stores are occupied under operating leases. The store leases generally have a base lease term of five or 10 years, with one or more renewal periods of five years, on average, exercisable at our option. Of the store leases that will reach their termination date during fiscal 2027, twelve of such leases do not contain an option to automatically extend the lease term. We are generally responsible for the payment of property taxes and insurance, utilities and common area maintenance fees.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BOOT” since October 30, 2014, the day after our initial public offering. As of May 8, 2026, we had four stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Since our common stock began trading, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future. The agreements governing our indebtedness contain restrictions on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended March 28, 2026 (the “2026 Proxy Statement”).

Issuer Purchases of Equity Securities

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

The following table summarizes our purchases during the thirteen weeks ended March 28, 2026:

	Thirteen Weeks Ended March 28, 2026
	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs ($000)
January (12/28/2025 - 01/24/2026)	19,728	$189.77	19,728	$158,752
February (01/25/2026 - 02/21/2026)	20,971	$187.75	20,971	$154,814
March (02/22/2026 - 03/28/2026)	27,773	$173.51	27,773	$149,994
	68,472	$182.55	68,472	$149,994
(1)	The Company did not repurchase shares of its common stock to satisfy payroll tax withholding obligations during the quarter ended March 28, 2026.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between March 27, 2021 and March 28, 2026 to the cumulative return of (i) the NYSE Composite Total Return Index and (ii) an index of peer and comparable companies as determined by the Company (“Peer Group”). The companies currently comprising the Peer Group are: The Buckle, Inc.; Caleres, Inc.; DBI, Inc. (formerly DSW, Inc.); Genesco, Inc.; Tractor Supply Co.; Wolverine World Wide, Inc.; and Zumiez, Inc. Foot Locker, Inc., which was acquired in September 2025 and ceased to be a public company, is included in the Peer Group through March 29, 2025. This graph assumes an initial investment of $100 on March 27, 2021 in the Company’s common stock, the NYSE Composite Total Return Index and the Peer Group, and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of the Company’s common stock, the NYSE composite Total Return Index and the Peer Group on March 27, 2021 were the closing prices on that trading day.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

March 2021 – March 2026

$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
3/27/2021
3/26/2022
4/1/2023
3/30/2024
3/29/2025
3/28/2026
Boot Barn Holdings, Inc.
NYSE Composite —Total Return
Peer Group

	March 27,	March 26,	April 1,	March 30,	March 29,	March 28,
	2021	2022	2023	2024	2025	2026
Boot Barn Holdings, Inc.	$ 100.00	$ 152.50	$ 121.07	$ 150.32	$ 164.57	$ 235.75
NYSE Composite—Total Return	$ 100.00	$ 109.38	$ 102.72	$ 125.34	$ 134.70	$ 154.41
Peer Group	$ 100.00	$ 118.90	$ 122.34	$ 143.35	$ 147.20	$ 132.75

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

We have omitted discussion of our fiscal 2025 results where it would be redundant of information previously disclosed. For a comparison of our fiscal 2025 versus fiscal 2024 results, please see the discussion previously included in Part II, Item 7 of our fiscal 2025 Annual Report on Form 10-K filed with the SEC on May 15, 2025.

Overview

We are the largest lifestyle retail chain devoted to western and work-related footwear, apparel and accessories in the United States. As of March 28, 2026, we operated 539 stores in 49 states, as well as our e-commerce platform, which includes our websites, mobile app, and third-party marketplaces. Our stores feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Net sales

Net sales reflect revenue from the sale of our merchandise at retail locations, as well as sales of merchandise through our e-commerce platform. We recognize revenue upon the purchase of merchandise by customers at our stores and upon delivery of the product in the case of our e-commerce websites. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to our customers. Net sales are net of returns on sales during the period as well as an estimate of returns and award redemptions expected in the future stemming from current period sales. Revenue from the sale of gift cards is deferred until the gift cards are used to purchase merchandise.

Our business is moderately seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. In fiscal 2026, fiscal 2025 and fiscal 2024, we generated approximately 31%, 32% and 31% of our net sales during our third fiscal quarter, respectively. In addition, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

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

Opening new stores is an important part of our growth strategy. We opened 80, 60 and 55 stores in fiscal 2026, fiscal 2025 and fiscal 2024, respectively. We also closed one store in fiscal 2025 (and none in fiscal 2026 or fiscal 2024). Accordingly, same store sales is only one measure we use to assess the success of our business and growth strategy. Some of our competitors and other retailers may calculate “same” or “comparable” store sales differently than we do. As a result, data in this annual report regarding our same store sales may not be comparable to similar data made available by other retailers.

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

Gross profit

Gross profit is equal to our net sales less our merchandise cost of goods sold, and buying, occupancy, and distribution center expenses. Merchandise cost of goods sold includes the cost of merchandise, inbound and outbound freight, obsolescence and shrinkage provisions, supplier allowances, and inventory acquisition-related costs. Buying, occupancy, and distribution center expenses include store and distribution center occupancy costs (including rent, depreciation and utilities), occupancy-related taxes, and compensation costs for merchandise purchasing, exclusive brand design and development, sourcing, and distribution center personnel. These costs are significant and can be expected to continue to increase as we grow. The components of our reported cost of goods sold may not be comparable to those of other retail companies, including our competitors.

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

Selling, general and administrative expenses

Our SG&A expenses are composed of labor and related expenses, other operating expenses, and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

●	Labor and related expenses—Labor and related expenses include all store-level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.
●	Other operating expenses—Other operating expenses include all operating costs, including those for advertising, pay-per-click, marketing campaigns, operating supplies, and repairs and maintenance, as well as credit card fees and costs of third-party services.
●	General and administrative expenses—General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock-based compensation costs, legal and professional fees, insurance and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our selling, general and administrative expenses will increase in future periods as a result of incremental stock-based compensation, legal, accounting and other compliance-related expenses and increases resulting from growth in the number of our stores.

Fiscal Year

We operate on a fiscal calendar which results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include thirteen weeks of operations, and the fourth quarter includes fourteen weeks of operations. Fiscal 2026, 2025, and 2024 were each 52-week periods. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales. The following discussion contains references to fiscal 2026 and fiscal 2025, which represent our fiscal years ended March 28, 2026 and March 29, 2025. Fiscal 2026 and fiscal 2025 were both 52-week periods.

	Fiscal Year Ended
	March 28,	March 29,
(dollars in thousands)	2026	2025
Consolidated Statements of Operations Data:
Net sales	$2,253,859	$1,911,104
Cost of goods sold	1,395,504	1,194,066
Gross profit	858,355	717,038
Selling, general and administrative expenses	559,210	477,686
Income from operations	299,145	239,352
Interest expense	1,527	1,497
Other income, net	2,971	2,262
Income before income taxes	300,589	240,117
Income tax expense	74,709	59,175
Net income	$225,880	$180,942

Percentage of Net Sales(1):
Net sales	100.0%	100.0%
Cost of goods sold	61.9%	62.5%
Gross profit	38.1%	37.5%
Selling, general and administrative expenses	24.8%	25.0%
Income from operations	13.3%	12.5%
Interest expense	0.1%	0.1%
Other income, net	0.1%	0.1%
Income before income taxes	13.3%	12.6%
Income tax expense	3.3%	3.1%
Net income	10.0%	9.5%
(1)	Percentages may not total 100% due to rounding.

Fiscal 2026 compared to Fiscal 2025

Net sales. Net sales in fiscal 2026 increased by $342.8 million, or 17.9%, to $2.254 billion compared to $1.911 billion in fiscal 2025. Consolidated same store sales increased 7.2%. Excluding the impact of the 15.3% increase in e-commerce same store sales, same store sales increased by 6.2%. Net sales increased primarily due to the incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased by $141.3 million, or 19.7%, to $858.4 million in fiscal 2026 from $717.0 million in fiscal 2025. As a percentage of net sales, gross profit was 38.1% and 37.5% for fiscal 2026 and fiscal 2025, respectively. Gross profit increased primarily due to an increase in sales and merchandise margin, partially offset by the occupancy costs of new stores. As a percentage of net sales, gross profit rate increased by 60 basis points driven primarily by an 80 basis-point increase in merchandise margin rate partially offset by 20 basis points of deleverage in buying, occupancy and distribution center costs. The increase in merchandise margin rate was primarily the result of better buying economies of scale, growth in exclusive brand penetration, and supply chain efficiencies. The deleverage in buying, occupancy and distribution center costs was driven by the occupancy costs of new stores.

Selling, general and administrative expenses. SG&A expenses increased by $81.5 million, or 17.1%, to $559.2 million in fiscal 2026 from $477.7 million in fiscal 2025. As a percentage of net sales, SG&A expenses were 24.8% for fiscal 2026 compared to 25.0% for fiscal 2025. SG&A expenses increased primarily as a result of higher store payroll and store-related expenses associated with operating more stores, marketing expenses, and corporate general and administrative expenses in the current year. As a percentage of net sales, SG&A leveraged by 20 basis points primarily as a result of lower corporate general and administrative expenses in the current-year period. Included in the prior-year period is a net benefit of $6.7 million related to the Company’s former Chief Executive Officer’s resignation.

Income from operations. Income from operations increased by $59.8 million, or 25.0%, to $299.1 million for fiscal 2026 from $239.4 million for fiscal 2025. As a percentage of net sales, income from operations was 13.3% and 12.5% for fiscal 2026 and fiscal 2025, respectively. The change in income from operations was attributable to the factors noted above.

Interest expense. Interest expense was $1.5 million in both fiscal 2026 and fiscal 2025.

Income tax expense. Income tax expense was $74.7 million in fiscal 2026 compared to $59.2 million in fiscal 2025. Our effective tax rate was 24.9% and 24.6% for fiscal 2026 and fiscal 2025, respectively. The effective tax rate for fiscal 2026 is higher than fiscal 2025 primarily due to a decrease in excess tax benefits on stock-based compensation.

Net income. Net income increased by $44.9 million, or 24.8%, to $225.9 million in fiscal 2026 from net income of $180.9 million in fiscal 2025. The change in net income was attributable to the factors noted above.

Store Operating Data

The following table presents store operating data for the periods indicated:

	Fiscal Year Ended

	March 28,	March 29,	March 30,
	2026	2025	2024
Selected Store Data (unaudited):
Same Store Sales growth/(decline)	7.2%	5.5%	(6.2)%
Stores operating at end of period	539	459	400
Comparable stores open during period	441	382	335
Total retail store selling square footage, end of period (in thousands)	6,147	5,133	4,371
Average retail store selling square footage, end of period	11,404	11,183	10,929
Average sales per comparable store (in thousands)(1)	$4,186	$4,116	$4,081
(1)	Average sales per comparable store is calculated by dividing comparable store trailing twelve-month sales for the applicable period by the number of comparable stores operating during the period.

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

Our liquidity is moderately seasonal. Our cash requirements generally increase in our third fiscal quarter as we incur additional marketing expenses and increase our inventory in advance of the Christmas shopping season. Our cash flows from operations increased in fiscal 2026 compared to fiscal 2025, primarily as a result of higher net income and a $50.6 million decrease in cash paid for inventories year-over-year.

As of the end of fiscal 2026, we did not have any material capital expenditure commitments. As of March 28, 2026, we did not have an amount outstanding under the Wells Fargo Revolver (as defined below). We had $250.0 million of remaining availability under the Wells Fargo Revolver and $141.0 million of cash on hand as of March 28, 2026. Our primary ongoing sources of liquidity include funds provided by operations and borrowings under our revolving credit facility. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We estimate that our capital expenditures in fiscal 2027 will be between approximately $125.0 million and $130.0 million, which is net of estimated landlord tenant allowances of $47.6 million. We anticipate that we will use cash flows from operations to fund these expenditures.

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 28, 2026 were zero and $4.0 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 29, 2025 were zero and $2.9 million, respectively. Total interest expense incurred in fiscal 2026 on the Wells Fargo Revolver was $0.8 million and the weighted average interest rate for fiscal 2026 was 6.9%. Total interest expense incurred in fiscal 2025 on the Wells Fargo Revolver was $0.8 million and the weighted average interest rate for fiscal 2025 was 7.8%. Total interest expense incurred in fiscal 2024 on the Wells Fargo Revolver was $1.7 million and the weighted average interest rate for fiscal 2024 was 7.0%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 28, 2026, the fair value of this embedded derivative was estimated and was not significant.

As of March 28, 2026, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $141.0 million as of March 28, 2026 compared to $69.8 million as of March 29, 2025.

The following table presents summary cash flow information for the periods indicated:

	Fiscal Year Ended
	March 28,	March 29,	March 30,
	2026	2025	2024

	(In thousands)
Net cash provided by/(used in):
Operating activities	$304,903	$147,540	$236,080
Investing activities	(178,805)	(148,238)	(118,782)
Financing activities	(54,832)	(5,379)	(59,644)
Net increase/(decrease) in cash	$71,266	$(6,077)	$57,654

Operating activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items including depreciation, amortization and stock-based compensation, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities was $304.9 million for fiscal 2026. The significant components of cash flows provided by operating activities were net income of $225.9 million, the add-back of non-cash depreciation and amortization expense of $78.7 million and stock-based compensation expense of $16.1 million. Inventories increased $97.4 million as a result of an increase in purchases. Accounts payable and accrued expenses and other current liabilities increased by $27.6 million due to the timing of payments.

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

Net cash used in investing activities was $178.8 million for fiscal 2026, which was primarily attributable to capital expenditures related to store construction, improvements to our distribution center facilities, and investments in our new Store Support Center.

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

Net cash used in financing activities was $54.8 million for fiscal 2026. We paid $50.0 million to repurchase shares of our common stock and $4.3 million in taxes related to the vesting of restricted stock.

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

As of March 28, 2026, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$950,445	$107,488	$257,902	$226,521	358,534
Finance lease obligations	16,114	1,590	3,298	3,460	7,766
Line of credit	—	—	—	—	—
Unutilized line of credit fees	805	625	180	—	—
Total	$967,364	$109,703	$261,380	$229,981	$366,300

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

As of March 28, 2026, there were no amounts outstanding under the Wells Fargo Revolver. The maturity date of the Wells Fargo Revolver is July 11, 2027.

Interest expense on our line of credit relates to our Wells Fargo Revolver and was determined using an interest rate of 0.25% applied to the unutilized portion of the $250.0 million revolving line of credit on March 28, 2026, the last day of the fiscal year.

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

Revenue recognition

Sales are recognized at the time of purchase by customers at our retail store locations. Sales are recorded net of taxes collected from customers. Transfer of control takes place at the point at which the customer receives and pays for the merchandise at the register. For e-commerce sales, revenue is recognized when control transfers to the customer, which generally occurs upon delivery of the product. On average, customers receive goods within four days of being ordered. The estimate of the transit times for these shipments is based on shipping terms and historical delivery times. Shipping and handling fees billed to customers for online sales are included in net sales and the related shipping and handling costs are classified as cost of goods sold in the consolidated statements of operations.

We reserve for projected merchandise returns based upon historical experience and various other assumptions that we believe to be reasonable. Customers can return merchandise purchased in-store within 30 days of the original purchase date and can return merchandise purchased on our e-commerce platform within 60 days of the original purchase date. Merchandise returns are often resalable merchandise and the purchase price is generally refunded by issuing the same tender used in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating our sales returns reserve. We record the impact of adjustments to our sales returns reserve quarterly within total net sales. Should the returns rate as a percentage of net sales significantly change in future periods, it could have a material impact on our results of operations.

We maintain a customer loyalty program under which members accumulate points based on purchase activity. For members to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, as an adjustment to net sales using the relative standalone selling price method. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect net sales.

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

Leases

Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. The Company does not separate lease and non-lease components for all of its leases. Related operating and finance lease right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense. The majority of total lease costs is recorded as part of cost of goods sold, with the balance recorded in selling, general and administrative expenses on the consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the consolidated statements of operations.

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

Goodwill, intangible and long-lived assets

Goodwill and indefinite-lived intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets with indefinite lives include the Boot Barn trademark that was acquired as part of the recapitalization with Freeman Spogli & Co. on December 12, 2011, the Sheplers trademark acquired as part of our acquisition of Sheplers, Inc. and Sheplers Holding Corporation in June of fiscal 2016, the cost to register the Boot Barn trademark in Hong Kong, the www.countryoutfitter.com website trademark we acquired as part of our asset acquisition in February of fiscal 2017, and the purchase of the codyjames.com domain in fiscal 2026. We test goodwill and indefinite-lived intangible assets for impairment at least annually on the first day of the fourth quarter or more frequently if indicators of impairment exist, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other. This guidance provides us the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

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

Definite-lived intangible assets and long-lived assets. Definite-lived intangible assets historically consisted of customer lists, which were amortized over a five-year useful life based on their estimated attrition rates. As of March 28, 2026, these assets were fully amortized.

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

Stock-based compensation

We account for stock-based compensation in accordance with relevant authoritative literature. Our stock-based awards primarily consist of restricted stock units (“RSUs”) and performance share units (“PSUs”). These awards are measured at the grant date based on the fair value of our common stock, and compensation expense is recognized over the requisite service period.

For PSUs, the number of shares ultimately issued is dependent on the achievement of specified performance conditions. Accordingly, stock-based compensation expense for these awards requires management to estimate the likelihood and extent of achieving such performance targets, which may require judgment and is reassessed periodically.

Forfeitures for both RSUs and PSUs are recognized as incurred.

Historically, we have granted stock options and used valuation models, including the Black-Scholes option pricing model and Monte Carlo simulation, to estimate the grant-date fair value of such awards. However, we have not granted stock options in recent years.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statement of operations. See Note 14 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our income tax disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest rate risk

We are subject to interest rate risk in connection with borrowings under our credit facility, which bears interest at variable rates. As of March 28, 2026, there were no amounts outstanding under the Wells Fargo Revolver.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Boot Barn Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Boot Barn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of March 28, 2026 and March 29, 2025, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 28, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories— Refer to Note 2 to the financial statements

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

May 14, 2026

We have served as the Company's auditor since 2012.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 28,	March 29,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$141,036	$69,770
Accounts receivable, net	15,264	10,263
Inventories	844,637	747,191
Prepaid expenses and other current assets	33,462	36,736
Total current assets	1,034,399	863,960
Property and equipment, net	514,108	422,079
Right-of-use assets, net	638,425	469,461
Goodwill	197,502	197,502
Intangible assets, net	58,981	58,677
Other assets	6,660	6,342
Total assets	$2,450,075	$2,018,021
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$142,126	$134,450
Accrued expenses and other current liabilities	159,103	146,038
Short-term lease liabilities	89,743	72,861
Total current liabilities	390,972	353,349
Deferred taxes	51,711	39,317
Long-term lease liabilities	683,737	490,182
Other liabilities	4,999	4,116
Total liabilities	1,131,419	886,964

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value; March 28, 2026 - 100,000 shares authorized, 30,998 shares issued; March 29, 2025 - 100,000 shares authorized, 30,892 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	263,253	246,725
Retained earnings	1,129,848	903,968
Less: Common stock held in treasury, at cost, 614 and 298 shares at March 28, 2026 and March 29, 2025, respectively	(74,448)	(19,639)
Total stockholders’ equity	1,318,656	1,131,057
Total liabilities and stockholders’ equity	$2,450,075	$2,018,021

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 28,	March 29,	March 30,
	2026	2025	2024

Net sales	$2,253,859	$1,911,104	$1,667,009
Cost of goods sold	1,395,504	1,194,066	1,052,585
Gross profit	858,355	717,038	614,424
Selling, general and administrative expenses	559,210	477,686	416,210
Income from operations	299,145	239,352	198,214
Interest expense	1,527	1,497	2,238
Other income, net	2,971	2,262	1,396
Income before income taxes	300,589	240,117	197,372
Income tax expense	74,709	59,175	50,376
Net income	$225,880	$180,942	$146,996

Earnings per share:
Basic	$7.40	$5.93	$4.87
Diluted	$7.35	$5.88	$4.80
Weighted average shares outstanding:
Basic	30,505	30,524	30,167
Diluted	30,735	30,773	30,611

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at April 1, 2023	30,072	$3	$209,964	$576,030	(192)	$(9,547)	$776,450
Net income	—	—	—	146,996	—	—	146,996
Issuance of common stock related to stock-based compensation	500	—	9,737	—	—	—	9,737
Tax withholding for net share settlement	—	—	—	—	(36)	(2,475)	(2,475)
Stock-based compensation expense	—	—	12,935	—	—	—	12,935
Balance at March 30, 2024	30,572	$3	$232,636	$723,026	(228)	$(12,022)	$943,643
Net income	—	—	—	180,942	—	—	180,942
Issuance of common stock related to stock-based compensation	320	—	3,111	—	—	—	3,111
Tax withholding for net share settlement	—	—	—	—	(70)	(7,617)	(7,617)
Stock-based compensation expense	—	—	10,978	—	—	—	10,978
Balance at March 29, 2025	30,892	$3	$246,725	$903,968	(298)	$(19,639)	$1,131,057
Net income	—	—	—	225,880	—	—	225,880
Issuance of common stock related to stock-based compensation	106	—	425	—	—	—	425
Repurchase of common stock	—	—	—	—	(287)	(50,506)	(50,506)
Tax withholding for net share settlement	—	—	—	—	(29)	(4,303)	(4,303)
Stock-based compensation expense	—	—	16,103	—	—	—	16,103
Balance at March 28, 2026	30,998	$3	$263,253	$1,129,848	(614)	$(74,448)	$1,318,656

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	March 28,	March 29,	March 30,
	2026	2025	2024

Cash flows from operating activities
Net income	$225,880	$180,942	$146,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,654	62,462	49,531
Stock-based compensation	16,103	10,978	12,935
Amortization of intangible assets	—	20	54
Impairment of intangible assets	—	—	2,000
Noncash lease expense	80,781	66,994	55,148
Amortization and write-off of debt issuance fees	108	108	108
Loss on disposal of property and equipment	492	299	660
Deferred taxes	12,394	(2,716)	8,773
Changes in operating assets and liabilities:
Accounts receivable, net	(4,866)	(240)	3,282
Inventories	(97,446)	(148,071)	(9,626)
Prepaid expenses and other current assets	3,166	7,664	3,515
Other assets	(318)	(766)	613
Accounts payable	8,159	210	425
Accrued expenses and other current liabilities	19,408	17,989	(6,208)
Other liabilities	883	311	1,057
Operating leases	(38,495)	(48,644)	(33,183)
Net cash provided by operating activities	$304,903	$147,540	$236,080
Cash flows from investing activities
Purchases of property and equipment	(178,561)	(148,293)	(118,782)
Purchases of intangible assets	(304)	—	—
Proceeds from sale of property and equipment	60	55	—
Net cash used in investing activities	$(178,805)	$(148,238)	$(118,782)
Cash flows from financing activities
Payments on line of credit - net	—	—	(66,043)
Repayments on debt and finance lease obligations	(948)	(873)	(863)
Repurchases of common stock	(50,006)	—	—
Tax withholding payments for net share settlement	(4,303)	(7,617)	(2,475)
Proceeds from the exercise of stock options	425	3,111	9,737
Net cash used in financing activities	$(54,832)	$(5,379)	$(59,644)
Net increase/(decrease) in cash and cash equivalents	71,266	(6,077)	57,654
Cash and cash equivalents, beginning of period	69,770	75,847	18,193
Cash and cash equivalents, end of period	$141,036	$69,770	$75,847

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$62,034	$59,929	$57,157
Cash paid for interest	$1,400	$1,381	$2,385
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$20,551	$29,584	$17,269

The accompanying notes are an integral part of these consolidated financial statements.

Boot Barn Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 30,384,141 and 30,594,094 outstanding shares of common stock as of March 28, 2026 and March 29, 2025, respectively. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the U.S. and sells its merchandise via the Internet. The Company operated a total of 539 stores in 49 states as of March 28, 2026, 459 stores in 49 states as of March 29, 2025 and 400 stores in 45 states as of March 30, 2024. As of the fiscal year ended March 28, 2026, all stores operated under the Boot Barn name.

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

Fiscal Year

The Company reports its results of operations and cash flows on a 52- or 53-week basis, and its fiscal year ends on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. The fiscal years ended March 28, 2026 (“fiscal 2026”), March 29, 2025 (“fiscal 2025”), and March 30, 2024 (“fiscal 2024”) each consisted of 52 weeks.

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

Accounts Receivable

The Company’s accounts receivable consist of amounts due from commercial customers for merchandise sold, as well as receivables from suppliers under co-operative arrangements. The Company’s allowance for credit losses was $0.7 million and $0.6 million as of March 28, 2026 and March 29, 2025, respectively.

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

Property and Equipment, net

Property and equipment consists of machinery and equipment, furniture and fixtures, software, vehicles, and leasehold improvements. Property and equipment is subject to depreciation and is recorded at cost less accumulated depreciation. Expenditures for major remodels and improvements are capitalized while minor replacements, maintenance, and repairs that do not improve or extend the life of such assets are charged to expense. Gains or losses on disposal of fixed assets, when applicable, are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives, ranging from one to ten years. The Company’s property and equipment are depreciated using the following estimated useful lives:

Useful Life
Machinery and equipment	3-5 years
Furniture and fixtures	3-7 years
Software	3-5 years
Vehicles	3-5 years
Leasehold improvements	1-10 years

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

If, based on a review of qualitative factors it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to compare the fair value of the reporting unit with its carrying amount. We evaluate the fair value of the reporting unit by using market-based analysis to review market capitalization and by reviewing a discounted cash flow analysis using management’s assumptions. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we recognize an impairment loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit. The Company concluded that there was no impairment of goodwill during fiscal 2026, fiscal 2025, or fiscal 2024.

Intangible assets with indefinite lives, which include the Boot Barn, Sheplers and Country Outfitter trademarks, and the codyjames.com domain, are not amortized but instead are measured for impairment at least annually, or when events indicate that impairment may exist. The Company calculates impairment as the excess of the carrying value of indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value, an impairment charge is recorded. The Company concluded there was no impairment of intangible assets with indefinite lives during fiscal 2026 or fiscal 2025. During fiscal 2024, the Company recognized an impairment related to the Sheplers indefinite lived trademark of $2.0 million.

Definite-Lived Intangible Assets

Definite-lived intangible assets historically consisted of customer lists, which were amortized over a five-year useful life based on their estimated attrition rates. As of March 28, 2026, these assets were fully amortized.

Long-Lived Assets

Long-lived assets consist of property and equipment and definite-lived intangible assets. The Company assesses potential impairment of its long-lived assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable. Factors that are considered important that could trigger an impairment review include a current period operating loss or negative cash flow combined with a history of operating losses or negative cash flow and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value, and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). During fiscal 2026, fiscal 2025 and fiscal 2024, the Company did not record asset impairment charges related to its stores.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns was $9.7 million and $8.8 million as of March 28, 2026 and March 29, 2025, respectively, and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company accounts for the return asset and liability separately on a gross basis.

The Company maintains a customer loyalty program under which members accumulate points based on purchase activity. For members to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, recorded as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $7.9 million, $6.2 million, and $5.0 million as of March 28, 2026, March 29, 2025, and March 30, 2024, respectively.

The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program	Fiscal Year Ended
	March 28,	March 29,	March 30,
(In thousands)	2026	2025	2024
Beginning balance	$6,168	$5,050	$4,145
Current year provisions	26,877	20,149	17,694
Current year award redemptions	(25,097)	(19,031)	(16,789)
Ending balance	$7,948	$6,168	$5,050

Proceeds from the sale of gift cards are deferred until the customers use the cards to acquire merchandise. Gift cards, gift certificates and store credits do not have expiration dates, and unredeemed gift cards, gift certificates and store credits are subject to state escheatment laws. Amounts remaining after escheatment are recognized in net sales in the period escheatment occurs and the liability is considered to be extinguished. Income from the redemption of gift cards and gift card breakage is included in net sales. The following table provides a reconciliation of the activity related to the Company’s gift card program:

Gift Card Program	Fiscal Year Ended
	March 28,	March 29,	March 30,
(In thousands)	2026	2025	2024
Beginning balance	$28,285	$23,649	$19,855
Current year issuances	58,675	50,180	44,193
Current year redemptions	(51,347)	(44,581)	(39,533)
Current year breakage and escheatment	(1,035)	(963)	(866)
Ending balance	$34,578	$28,285	$23,649

Cost of Goods Sold

Cost of goods sold includes the cost of merchandise, obsolescence and shrink provisions, store and distribution center occupancy costs (including rent, depreciation and utilities), inbound and outbound freight, supplier allowances, occupancy-related taxes, inventory acquisition-related costs, and compensation costs for merchandise purchasing, exclusive brand design and development, sourcing, and distribution center personnel.

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

Advertising Costs

Certain advertising costs, including pay-per-click, direct mail, television and radio promotions, event sponsorship, in-store photographs and other promotional advertising are expensed when the marketing campaign commences. The Company had prepaid advertising costs of $4.9 million and $2.2 million as of March 28, 2026 and March 29, 2025, respectively. All other advertising costs are expensed as incurred. The Company recognized $62.8 million, $50.5 million, and $44.0 million in advertising costs during fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if incurred, are included within accrued expenses and other current liabilities in the consolidated balance sheets. There were no accrued interest or penalties for fiscal 2026 or fiscal 2025.

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

Although a market quote for the fair value of its outstanding debt arrangement discussed in Note 8 “Revolving credit facilities and long-term debt” is not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no material financial assets or liabilities requiring fair value measurements as of March 28, 2026 on a recurring basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At times, such amounts held at banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and the Company mitigates such risk by utilizing multiple banks.

Supplier Concentration Risk

The Company purchases merchandise inventories from several hundred suppliers worldwide. Sales of products from the Company’s three largest suppliers totaled approximately 25% of net sales in fiscal 2026 and fiscal 2025 and 24% of net sales in fiscal 2024.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about an entity’s effective tax rate reconciliation, as well as information on income taxes paid. This ASU is applicable to the Company’s Annual Report on Form 10-K for fiscal 2026, and subsequent interim periods, with early application permitted. The Company adopted this ASU for its annual period ended March 28, 2026.

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

The following table presents information about our segment revenue, segment profit or loss, and significant expenses (in thousands):

	Fiscal Year Ended
	March 28,	March 29,	March 30,
(In thousands)	2026	2025	2024
Net Sales	$2,253,859	$1,911,104	$1,667,009
Less:
Merchandise cost of goods sold[1]	1,106,636	954,476	854,128
Buying, occupancy, and distribution center expenses[2]	288,868	239,590	198,457
Gross profit	858,355	717,038	614,424
Selling expenses[3]	418,962	349,649	303,555
Other general and administrative expenses[4]	140,248	128,037	112,655
Income from operations	299,145	239,352	198,214
Other segment expenses[5]	73,265	58,410	51,218
Net income	$225,880	$180,942	$146,996

1 Merchandise cost of goods sold includes the cost of merchandise, inbound and outbound freight, obsolescence and shrinkage provisions, supplier allowances, and inventory acquisition-related costs.

2 Buying, occupancy, and distribution center expenses include store and distribution center occupancy costs (including rent, depreciation and utilities), occupancy-related taxes, and compensation costs for merchandise purchasing, exclusive brand design and development, sourcing and distribution center personnel. For consolidated depreciation expense see Note 5: Property and Equipment, Net.

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

5 Includes interest expense, other income, and income tax expense.

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Fiscal Year Ended
% of Net Sales	March 28, 2026	March 29, 2025	March 30, 2024
Footwear	46%	47%	47%
Apparel	37%	37%	36%
Hats, accessories and other	17%	16%	17%
Total	100%	100%	100%

The Company also disaggregates net sales between stores and e-commerce:

	Fiscal Year Ended
% of Net Sales	March 28, 2026	March 29, 2025	March 30, 2024
Stores	90%	90%	89%
E-commerce	10%	10%	11%
Total	100%	100%	100%

Geographic Information

Approximately 0.3% of the Company’s consolidated net sales for fiscal 2026 was generated from customers outside of the United States. Substantially all of the Company’s long-lived assets are held in the United States.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 28,	March 29,
	2026	2025
Prepaid advertising	$4,935	$2,223
Prepaid insurance	2,942	2,616
Income tax receivable	8,158	8,401
Returns allowance	4,283	3,948
Prepaid merchandise	6,009	12,000
Other	7,135	7,548
Total prepaid expenses and other current assets	$33,462	$36,736

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 28,	March 29,
	2026	2025
Leasehold improvements	$377,211	$279,683
Machinery and equipment	109,932	86,812
Furniture and fixtures	288,243	232,842
Construction in progress	53,046	65,280
Vehicles	4,942	3,936
	833,374	668,553
Less: Accumulated depreciation	(319,266)	(246,474)
Property and equipment, net	$514,108	$422,079

Depreciation expense was $78.7 million, $62.5 million, and $49.5 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

6. Goodwill and Intangible Assets, Net

The Company’s goodwill balance totaled $197.5 million as of March 28, 2026. There were no changes to the carrying amount of goodwill for fiscal 2026, fiscal 2025, and fiscal 2024.

As of March 28, 2026 and March 29, 2025, the Company had net indefinite lived intangible assets of $59.0 million and $58.7 million, respectively.

As of March 29, 2025, all definite lived intangible assets had been fully amortized and during fiscal 2026, the Company did not record amortization expense for intangible assets. Amortization expense for intangible assets totaled less than $0.1 million for fiscal 2025 and $0.1 million for fiscal 2024, and is included in selling, general and administrative expenses.

The Company did not record an impairment to indefinite lived trademarks in fiscal 2026 or fiscal 2025. The Company recognized an impairment of $2.0 million related to the Sheplers indefinite lived trademark in fiscal 2024, which is included in selling, general and administrative expenses in the consolidated statements of operations. The remaining value of the Sheplers trademark was $7.2 million as of March 28, 2026.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 28,	March 29,
	2026	2025
Accrued compensation	$35,565	$33,188
Deferred revenue	37,314	30,718
Sales tax liability	18,381	16,044
Accrued occupancy expense	5,962	4,695
Accrued interest	167	158
Sales reward redemption liability	7,948	6,168
Accrued expenses	22,208	18,613
Accrued property and equipment	13,685	22,402
Sales returns reserve	9,681	8,786
Other	8,192	5,266
Total accrued expenses and other current liabilities	$159,103	$146,038

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 28, 2026 were zero and $4.0 million, respectively. The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of March 29, 2025 were zero and $2.9 million, respectively. Total interest expense incurred in fiscal 2026 on the Wells Fargo Revolver was $0.8 million and the weighted average interest rate for fiscal 2026 was 6.9%. Total interest expense incurred in fiscal 2025 on the Wells Fargo Revolver was $0.8 million and the weighted average interest rate for fiscal 2025 was 7.8%. Total interest expense incurred in fiscal 2024 on the Wells Fargo Revolver was $1.7 million and the weighted average interest rate for fiscal 2024 was 7.0%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of March 28, 2026, the fair value of this embedded derivative was estimated and was not significant.

As of March 28, 2026, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million were incurred under the Wells Fargo Revolver and are included as assets on the consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.1 million and $0.2 million as of March 28, 2026 and March 29, 2025, respectively. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in each of fiscal 2026, fiscal 2025 and fiscal 2024.

9. Share Repurchase Program

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

A summary of share repurchase activity is presented in the following table:

Fiscal Year Ended
March 28,
(dollars in thousands)	2026
Shares repurchased	286,504
Total cost of shares repurchased (excluding excise tax)	$50,006

During fiscal 2025 and fiscal 2024 there was not an authorized repurchase program, and no shares were repurchased.

10. Stock-Based Compensation

Equity Incentive Plans

On October 19, 2014, the Company approved the 2014 Equity Incentive Plan, which was amended as of August 24, 2016 (as amended, the “2014 Plan”). The 2014 Plan authorized the Company to issue awards to employees, consultants and directors for up to a total of 3,600,000 shares of common stock, par value $0.0001 per share. All awards granted by the Company under the 2014 Plan were nonqualified stock options, restricted stock awards, restricted stock units or performance share units. Options granted under the 2014 Plan have a life of eight to ten years and vested over service periods of four or five years or in connection with certain events as defined by the 2014 Plan and as determined by the Compensation Committee of the Company’s Board (the “Compensation Committee”). Restricted stock awards granted under the 2014 Plan vested over one or four years, as determined by the Compensation Committee. Restricted stock units granted under the 2014 Plan vested over service periods of one, four or five years, as determined by the Compensation Committee. Performance share units granted under the 2014 Plan were subject to the vesting criteria discussed further below.

On August 26, 2020 (the “Effective Date”), the Company’s stockholders approved the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan, and on August 25, 2021, the Company’s stockholders approved Amendment No. 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). Following the approval of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2020 Plan) and non-employee directors of the Board or any member of any board of directors of any Affiliate for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. In addition, and subject to adjustment as set forth in the 2020 Plan, shares of common stock subject to outstanding awards under the 2014 Plan that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid in shares or are paid in cash after the Effective Date shall be added to the share reserve under the 2020 Plan. As of March 28, 2026, all awards granted under the 2020 Plan to date have been market-based stock options, restricted stock units or performance share units. Market-based stock options granted under the 2020 Plan were subject to the vesting criteria discussed in the fiscal 2025 Annual Report on Form 10-K filed with the SEC on May 15, 2025. Restricted stock units granted under the 2020 Plan vest over service periods ranging from one to four years, as determined by the Compensation Committee. Performance share units granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During fiscal 2026, fiscal 2025, and fiscal 2024 the Company did not grant options to purchase shares.

The following table summarizes the stock option award activity for the fiscal year ended March 28, 2026:

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value (1)
				(in thousands)
Outstanding at March 29, 2025	124,438	$24.26
Granted	—	$—
Exercised	(17,421)	$24.31		$2,816
Cancelled, forfeited or expired	(299)	$23.92
Outstanding at March 28, 2026	106,718	$24.26	3.4	$13,337
Vested and expected to vest after March 28, 2026	106,718	$24.26	3.4	$13,337
Exercisable at March 28, 2026	106,718	$24.26	3.4	$13,337
(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal year and the weighted average exercise price of the in-the-money stock options outstanding at the end of each fiscal period.

The tax benefit from stock options exercised during fiscal 2026, fiscal 2025 and fiscal 2024 was $0.7 million, $0.7 million, and $1.2 million, respectively.

Restricted Stock Units

During fiscal 2026, fiscal 2025 and fiscal 2024, the Company granted 83,186, 109,013, and 132,713 restricted stock units (“RSUs”), respectively, to non-employee directors, the Executive Chairman of the Board, and various employees under the 2020 Plan. The restricted stock units granted vest in periods ranging from one to three years, provided that the respective award recipient continues to be employed by the Company through the vesting period (subject to certain exceptions). The grant date fair values of the RSUs granted during fiscal 2026, fiscal 2025 and fiscal 2024 totaled $13.2 million, $12.5 million and $8.6 million, respectively, and were initially measured using the Company’s closing stock price on the grant date. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award (subject to certain exceptions), commencing on the date of grant.

A summary of the status of non-vested RSUs as of March 28, 2026 and changes during fiscal 2026 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested awards outstanding at March 29, 2025	172,191	$93.10
Granted	83,186	$158.13
Vested	(88,109)	$87.28
Forfeited	(6,706)	$122.41
Non-vested awards outstanding at March 28, 2026	160,562	$128.94

The total fair value of RSUs vested during fiscal 2026 was $13.3 million.

Performance Share Units

During fiscal 2026, fiscal 2025 and fiscal 2024, the Company granted 46,231, 61,530 and 112,740 performance share units (“PSUs”), respectively, to various employees under the 2020 Plan with grant date fair values of $7.2 million, $6.9 million and $7.3 million, respectively. PSUs are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance periods for PSUs granted during: (i) fiscal 2026, began March 30, 2025 and ends April 1, 2028; (ii) fiscal 2025, began March 31, 2024 and ends March 27, 2027; and fiscal 2024, began April 2, 2023 and ended March 28, 2026.

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

The grant date fair values of the PSUs granted during fiscal 2026, fiscal 2025 and fiscal 2024 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance goals are not probable of achievement during the performance period, any previously recognized stock compensation expense is reversed. The PSUs are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

A summary of the status of non-vested PSUs as of March 28, 2026 and changes during fiscal 2026 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested awards outstanding at March 29, 2025	139,070	$82.98
Granted	46,231	$156.71
Target Award Adjustment(1)	(33,694)	$86.96
Vested	—	$—
Forfeited	(8,566)	$96.56
Non-vested awards outstanding at March 28, 2026	143,041	$105.06
(1)	Represents the adjustment to reflect the number of PSUs ultimately earned based on achievement of performance metrics.

No PSUs vested during fiscal 2026 as the applicable performance conditions were not achieved.

Stock-Based Compensation Expense

A summary of stock-based compensation expense by award-type is presented below:

	Fiscal Year Ended
	March 28,	March 29,	March 30,
(in thousands)	2026	2025(1)	2024
Stock options	$-	$(2,436)	$1,817
Restricted stock units	8,573	7,991	7,203
Performance share units	7,530	5,422	3,915
Total stock-based compensation expense, before tax	16,103	10,977	12,935
Income tax benefit	(2,832)	(3,654)	(2,686)
Total stock-based-compensation expense, after tax	$13,271	$7,323	$10,249
(1)	During fiscal 2025, the Company’s former Chief Executive Officer (“CEO”) resigned and forfeited all of his unvested equity awards. This resulted in a net reversal of stock-based compensation expense of $6.0 million associated with the former CEO’s unvested equity awards during fiscal 2025.

Stock-based compensation expense of $3.6 million, $4.3 million, and $2.4 million was recorded in cost of goods sold in the consolidated statements of operations for fiscal 2026, fiscal 2025, and fiscal 2024, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

A summary of unamortized stock-based compensation expense and the weighted-average remaining recognition period of awards granted under the Company’s stock-based compensation plans as of March 28, 2026 is presented below:

(in thousands, except for periods)	March 28, 2026
RSUs
Unamortized compensation expense for RSUs	$11,071
Weighted-average remaining recognition period (in years)	1.82

PSUs
Unamortized compensation expense for PSUs	$11,125
Weighted-average remaining recognition period (in years)	1.92

11. Commitments and Contingencies

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

12. Leases

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

ROU assets are tested for impairment in the same manner as long-lived assets. During fiscal 2026, fiscal 2025 and fiscal 2024, the Company did not record ROU asset impairment charges related to its stores.

ROU assets and lease liabilities as of March 28, 2026 and March 29, 2025 consisted of the following (in thousands):

	Balance Sheet Classification	March 28, 2026	March 29, 2025
Assets
Finance	Right-of-use assets, net	$7,042	$7,789
Operating	Right-of-use assets, net	631,383	461,672
Total lease assets		$638,425	$469,461

Liabilities
Current
Finance	Short-term lease liabilities	$1,027	$948
Operating	Short-term lease liabilities	88,716	71,913
Total short-term lease liabilities		$89,743	$72,861

Non-Current
Finance	Long-term lease liabilities	$12,453	$13,480
Operating	Long-term lease liabilities	671,284	476,702
Total long-term lease liabilities		$683,737	$490,182
Total lease liabilities		$773,480	$563,043

Total lease costs for each of fiscal 2026, fiscal 2025 and fiscal 2024 were:

	Fiscal Year Ended
(in thousands)	March 28, 2026	March 29, 2025	March 30, 2024
Finance lease cost
Amortization of right-of-use assets	$748	$748	$805
Interest on lease liabilities	595	634	672
Total finance lease cost	$1,343	$1,382	$1,477

Operating lease cost	$112,063	$91,599	$73,577
Short-term lease cost	5,024	4,539	4,403
Variable lease cost	36,817	31,433	23,920
Total lease cost	$155,247	$128,953	$103,377

The following table summarizes future lease payments as of March 28, 2026:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2027	$107,488	$1,590
2028	132,344	1,629
2029	125,558	1,669
2030	117,566	1,709
2031	108,955	1,751
Thereafter	358,534	7,766
Total	950,445	16,114
Less: Imputed interest	(190,445)	(2,634)
Present value of net lease payments	$760,000	$13,480

As of March 28, 2026, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $152.3 million.

The following table includes supplemental lease information:

	Fiscal Year Ended
Supplemental Cash Flow Information (dollars in thousands)	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$128,628	$99,782
Operating cash flows from finance leases	585	624
Financing cash flows from finance leases	967	891
	$130,180	$101,297
Lease liabilities arising from new right-of-use assets
Operating leases	$247,258	$145,954
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.9	7.8
Finance leases	9.4	10.4

Weighted average discount rate
Operating leases	5.4%	5.2%
Finance leases	10.9%	10.9%

13. Defined Contribution Plan

The Boot Barn 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). The 401(k) Plan provides a matching contribution for all employees that work a minimum of 1,000 hours per year. Contributions to the plan are based on certain criteria as defined in the agreement governing the 401(k) Plan. Participating employees are allowed to contribute up to the statutory maximum set by the Internal Revenue Service. The Company provides a safe harbor matching contribution that matches 100% of employee contributions up to 3% of their respective wages and then 50% of further contributions up to 5% of their respective wages. Contributions to the plan and charges to selling, general and administrative expenses were $3.1 million, $2.5 million, and $2.3 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

14. Income Taxes

Income tax expense consisted of the following:

	Fiscal Year Ended
	March 28,	March 29,	March 30,
(in thousands)	2026	2025	2024
Current:
Federal	$47,567	$49,527	$32,160
State	14,748	12,365	9,442
Foreign	—	—	—
Total current	62,315	61,892	41,602
Deferred:
Federal	13,116	(2,607)	5,774
State	(722)	(110)	3,000
Foreign	—	—	—
Total deferred	12,394	(2,717)	8,774
Total income tax expense	$74,709	$59,175	$50,376

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

	Fiscal Year Ended
	March 28,		March 29,		March 30,
(dollars in thousands)	2026		2025		2024
Income taxes at statutory federal rate	$63,124	21.0%	$50,424	21.0%	$41,448	21.0%
State and local taxes, net of federal income tax effect (1)	11,082	3.7	9,681	4.0	9,759	4.9
Foreign tax effects	—	—	—	—	—	—
Tax credits	(727)	(0.2)	(788)	(0.3)	(297)	(0.2)
Nontaxable or nondeductible items
Excess tax benefit of stock-based compensation	(1,428)	(0.5)	(1,502)	(0.6)	(1,387)	(0.7)
IRC Section 162(m)	1,755	0.6	1,000	0.4	1,484	0.8
Other	422	0.1	298	0.1	270	0.1
Other adjustments
Other	481	0.2	62	—	(901)	(0.5)
Provision for income taxes	$74,709	24.9%	$59,175	24.6%	$50,376	25.4%

(1)	For each respective fiscal year, state taxes in the following states contributed to the majority of the tax effect in this category:

2026: California, Texas, Tennessee, and Arizona

2025: California, Kansas, and Texas

2024: California, Tennessee, and Texas

Differences between the effective tax rate and the statutory rate relate primarily to excess tax benefits due to income tax accounting for stock-based compensation, IRC Section 162(m) and state taxes.

The amount of cash paid for income taxes by the Company, net of refunds, is as follows:

	Fiscal Year Ended
	March 28,	March 29,	March 30,
(in thousands)	2026	2025	2024
Federal	$47,000	$49,000	$43,790
State
California	5,873	4,458	6,955
Other states	9,161	6,471	6,412
Foreign	—	—	—
Total	$62,034	$59,929	$57,157

Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax liabilities as of March 28, 2026 and March 29, 2025 consisted of the following (in thousands):

	March 28	March 29,
	2026	2025
Deferred tax assets:
State taxes	$1,433	$1,150
Accrued liabilities	3,856	2,698
Award program liabilities	977	765
Deferred revenue	4,417	3,610
Inventories	9,684	8,265
Stock options	3,922	3,034
Lease liabilities	187,837	135,892
Other, net	3,546	2,668
Total deferred tax assets	215,672	158,082
Deferred tax liabilities:
Depreciation and amortization	(107,758)	(80,532)
Prepaid expenses	(1,956)	(887)
Right-of-use assets	(157,669)	(115,980)
Total deferred tax liabilities	(267,383)	(197,399)
Valuation allowance	—	—
Net deferred tax liabilities	$(51,711)	$(39,317)

As of March 28, 2026, the Company had no net operating loss carryforwards for federal and state tax purposes.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance is not necessary as of March 28, 2026 and March 29, 2025.

The Company applies ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At March 28, 2026 and March 29, 2025, no material amounts were recorded for any uncertain tax positions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 28, 2026 and March 29, 2025.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, as well as various state jurisdictions within the U.S. The Company’s fiscal years 2021 through 2025 returns are subject to examination by the U.S. federal and various state tax authorities.

As of March 28, 2026, the Company was not aware of any ongoing state tax examinations. As of March 28, 2026, the Company was subject to an Internal Revenue Service examination for the fiscal 2023 tax year. Such examination was closed without any additional tax liability on May 4, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. The most significant provision of the OBBBA affecting the Company is the one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company has reflected the impact of the OBBBA on its consolidated financial statements as of and for the fiscal year ended March 28, 2026.

15. Related Party Transactions

One member of the Board served on the board of directors of Floor & Decor Holdings, Inc., a specialty retail vendor in the flooring market, through February 2025, and one member of the Board served as an executive officer of Floor & Decor Holdings, Inc. through April 2022. Beginning in March 2025, the Company no longer has a related party relationship with Floor & Decor Holdings, Inc.

Capital expenditures with Floor & Decor Holdings, Inc. amounted to less than $0.1 million in each of fiscal 2025 and fiscal 2024, and were recorded as property and equipment, net on the consolidated balance sheets.

John Grijalva, the husband of Laurie Grijalva, Chief Merchandising Officer, works as an independent sales representative primarily for Dan Post Boot Company, Outback Trading Company, LTD and KS Marketing LLC. Mr. Grijalva conducts his business as an independent sales representative through a limited liability company of which he and Ms. Grijalva are members. We purchased merchandise from these suppliers in the aggregate approximate amounts of $37.3 million, $38.0 million, and $32.8 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. Mr. Grijalva was paid commissions by the companies he represents amounting to approximately $2.6 million, $2.5 million, and $2.2 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively, a portion of which were passed on to other sales representatives working for Mr. Grijalva.

16. Earnings Per Share

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

The components of basic and diluted earnings per share of common stock, in aggregate, for fiscal 2026, fiscal 2025, and fiscal 2024 are as follows:

	Fiscal Year Ended
	March 28,	March 29,	March 30,
(in thousands, except per share data)	2026	2025	2024
Net income	$225,880	$180,942	$146,996

Weighted average basic shares outstanding	30,505	30,524	30,167
Dilutive effect of options and restricted stock	230	249	444
Weighted average diluted shares outstanding	30,735	30,773	30,611

Basic earnings per share	$7.40	$5.93	$4.87
Diluted earnings per share	$7.35	$5.88	$4.80

During fiscal 2026, fiscal 2025 and fiscal 2024, securities outstanding totaling approximately zero, zero, and 86,882 shares, comprised of options and restricted stock, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 28, 2026, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2026, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 28, 2026. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 28, 2026.

The effectiveness of our internal control over financial reporting as of March 28, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Boot Barn Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boot Barn Holdings, Inc. and subsidiaries (the "Company") as of March 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 28, 2026, of the Company and our report dated May 14, 2026, expressed an unqualified opinion on those financial statements.

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

May 14, 2026

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

On February 20, 2026, James Watkins, the Company’s Chief Financial Officer and Secretary, adopted a written plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). The 10b5-1 Plan provides for the potential sale of up to 4,000 shares of the Company’s common stock beginning May 22, 2026 through August 2, 2028.

During the quarter ended March 28, 2026, except as described above, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Present Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2026 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended March 28, 2026, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

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

10.2.5†

2025 Form of Employee Restricted Stock Unit Issuance Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2.5 to the Registrant’s Annual Report on Form 10-K filed on May 15, 2025).

10.2.6†

2025 Form of Director Restricted Stock Unit Issuance Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2.6 to the Registrant’s Annual Report on Form 10-K filed on May 15, 2025).

10.2.7†

2025 Form of Performance Unit Issuance Agreement under Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2.7 to the Registrant’s Annual Report on Form 10-K filed on May 15, 2025).

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

Exhibit Number	Description
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

10.8

Form of Amended and Restated Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-199008) filed on September 9, 2014).

10.9

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

10.10*

Amendment No. 5 to Credit Agreement (which amends and restates the Credit Agreement in its entirety), dated as of March 11, 2026, by and among the Company, Boot Barn, Inc., Sheplers Holding, LLC (f/k/a Sheplers Holding Corporation), Sheplers, LLC (f/k/a Sheplers, Inc.), Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein.

10.11

Guaranty Agreement dated as of June 29, 2015, by and among Boot Barn, Inc. and Sheplers, Inc. as Borrowers, Boot Barn Holdings, Inc., Sheplers Holding Corporation and certain of their Subsidiaries as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).

10.12

Collateral Agreement dated as of June 29, 2015, by and among Boot Barn Holdings, Inc., Boot Barn, Inc., Sheplers Holding Corporation, Sheplers, Inc. and certain of their Subsidiaries as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 2, 2015).

10.13

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

10.15†

Employment Agreement, effective on May 5, 2014, by and between Boot Barn, Inc. and Michael A. Love (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on May 24, 2019).

10.15.1†

Supplemental Employment Letter Agreement, effective on April 1, 2017, by and between Boot Barn, Inc. and Michael A. Love (Incorporated by reference to Exhibit 10.29.1 to the Registrant’s Annual Report on Form 10-K filed on May 24, 2019).

10.15.2†

Supplemental Employment Letter Agreement, effective on or around June 12, 2018, by and between Boot Barn, Inc. and Michael A. Love (Incorporated by reference to Exhibit 10.29.2 to the Registrant’s Annual Report on Form 10-K filed on May 24, 2019).

10.16†

Employment Agreement, effective on January 27, 2025, by and between Boot Barn, Inc. and Jonathon D. Kosoff. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on May 15, 2025).

10.17†

Employment Agreement, effective on May 5, 2025, by and between Boot Barn, Inc. and John Hazen (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2025).

Exhibit Number	Description
19.1	Boot Barn Holdings, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on May 15, 2024).
21.1*	List of subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Boot Barn Holdings, Inc. Compensation Recoupment Policy adopted November 14, 2023 (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on May 15, 2024).
101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026, formatted in iXBRL in Exhibit 101.
†	Indicates management contract or compensation plan.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOT BARN HOLDINGS, INC.

Date: May 14, 2026	By:	/s/ John Hazen
		Name:	John Hazen
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Hazen	Chief Executive Officer and Director (Principal Executive Officer)	May 14, 2026
John Hazen

/s/ James M. Watkins	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 14, 2026
James M. Watkins

/s/ Peter Starrett	Chairman of the Board of Directors	May 14, 2026
Peter Starrett

/s/ Chris Bruzzo	Director	May 14, 2026
Chris Bruzzo

/s/ Gene Eddie Burt	Director	May 14, 2026
Gene Eddie Burt

/s/ Lisa G. Laube	Director	May 14, 2026
Lisa G. Laube

/s/ Brenda I. Morris	Director	May 14, 2026
Brenda I. Morris

/s/ Anne MacDonald	Director	May 14, 2026
Anne MacDonald

/s/ Bradley M. Weston	Director	May 14, 2026
Bradley M. Weston