Form 10-Q
period 2026-06-27
Boot Barn Holdings, Inc.
filed 2026-07-29
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2026

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

As of July 24, 2026, the registrant had 30,284,844 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen Weeks Ended June 27, 2026

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 27,	March 28,
	2026	2026

Assets
Current assets:
Cash and cash equivalents	$139,262	$141,036
Accounts receivable, net	29,387	15,264
Inventories	900,040	844,637
Prepaid expenses and other current assets	25,174	33,462
Total current assets	1,093,863	1,034,399
Property and equipment, net	542,618	514,108
Right-of-use assets, net	667,251	638,425
Goodwill	197,502	197,502
Intangible assets, net	58,981	58,981
Other assets	8,756	6,660
Total assets	$2,568,971	$2,450,075
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$176,477	$142,126
Accrued expenses and other current liabilities	167,294	159,103
Short-term lease liabilities	88,557	89,743
Total current liabilities	432,328	390,972
Deferred taxes	53,964	51,711
Long-term lease liabilities	717,492	683,737
Other liabilities	6,437	4,999
Total liabilities	1,210,221	1,131,419

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; June 27, 2026 - 100,000 shares authorized, 31,171 shares issued; March 28, 2026 - 100,000 shares authorized, 30,998 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	267,957	263,253
Retained earnings	1,199,960	1,129,848
Less: Common stock held in treasury, at cost, 839 and 614 shares at June 27, 2026 and March 28, 2026, respectively	(109,170)	(74,448)
Total stockholders’ equity	1,358,750	1,318,656
Total liabilities and stockholders’ equity	$2,568,971	$2,450,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	June 27,	June 28,
	2026	2025

Net sales	$593,515	$504,067
Cost of goods sold	353,623	306,846
Gross profit	239,892	197,221
Selling, general and administrative expenses	149,366	126,501
Income from operations	90,526	70,720
Interest expense	347	343
Other income, net	2,226	911
Income before income taxes	92,405	71,288
Income tax expense	22,293	17,880
Net income	$70,112	$53,408

Earnings per share:
Basic	$2.31	$1.75
Diluted	$2.29	$1.74
Weighted average shares outstanding:
Basic	30,361	30,596
Diluted	30,601	30,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2026	30,998	$3	$263,253	$1,129,848	(614)	$(74,448)	$1,318,656
Net income	—	—	—	70,112	—	—	70,112
Issuance of common stock related to stock-based compensation	173	—	192	—	—	—	192
Repurchase of common stock	—	—	—	—	(158)	(25,253)	(25,253)
Tax withholding for net share settlement	—	—	—	—	(67)	(9,469)	(9,469)
Stock-based compensation expense	—	—	4,512	—	—	—	4,512
Balance at June 27, 2026	31,171	$3	$267,957	$1,199,960	(839)	$(109,170)	$1,358,750

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 29, 2025	30,892	$3	$246,725	$903,968	(298)	$(19,639)	$1,131,057
Net income	—	—	—	53,408	—	—	53,408
Issuance of common stock related to stock-based compensation	91	—	87	—	—	—	87
Repurchase of common stock	—	—	—	—	(78)	(12,627)	(12,627)
Tax withholding for net share settlement	—	—	—	—	(29)	(4,195)	(4,195)
Stock-based compensation expense	—	—	3,676	—	—	—	3,676
Balance at June 28, 2025	30,983	$3	$250,488	$957,376	(405)	$(36,461)	$1,171,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 27,	June 28,
	2026	2025

Cash flows from operating activities
Net income	$70,112	$53,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,254	17,518
Stock-based compensation	4,512	3,676
Noncash lease expense	22,302	17,926
Amortization of debt issuance fees	27	27
Loss on disposal of assets	752	299
Deferred taxes	2,253	(733)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,064)	1,751
Inventories	(55,403)	(26,869)
Prepaid expenses and other current assets	8,261	5,874
Other assets	(2,096)	(396)
Accounts payable	36,346	10,144
Accrued expenses and other current liabilities	5,519	(3,618)
Other liabilities	1,438	766
Operating leases	(18,370)	(5,923)
Net cash provided by operating activities	$83,843	$73,850
Cash flows from investing activities
Purchases of property and equipment	(51,089)	(31,462)
Net cash used in investing activities	$(51,089)	$(31,462)
Cash flows from financing activities
Repayments on finance lease obligations	(248)	(229)
Repurchases of common stock	(25,003)	(12,502)
Tax withholding payments for net share settlement	(9,469)	(4,195)
Proceeds from the exercise of stock options	192	87
Net cash used in financing activities	$(34,528)	$(16,839)
Net increase in cash and cash equivalents	(1,774)	25,549
Cash and cash equivalents, beginning of period	141,036	69,770
Cash and cash equivalents, end of period	$139,262	$95,319

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$909	$592
Cash paid for interest	$316	$312
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$18,706	$17,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 31,170,734 issued and 30,331,695 outstanding shares of common stock as of June 27, 2026. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 566 stores in 49 states as of June 27, 2026 and 539 stores in 49 states as of March 28, 2026. As of June 27, 2026, all stores operated under the Boot Barn name.

Recent Developments

The Company’s business and opportunities for growth depend on consumer discretionary spending, and as such, the Company’s results are particularly sensitive to economic conditions and consumer confidence. Inflation, tariff and import/export regulations, and other challenges affecting the global economy could impact the Company’s operations and will depend on future developments, which are uncertain. These and other effects make it more challenging for management to estimate the future performance of the Company’s business, particularly over the near-to-medium term. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026 filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2026 (the “Fiscal 2026 10-K”).

Basis of Presentation

The Company’s condensed consolidated financial statements as of June 27, 2026 and March 28, 2026 and for the thirteen weeks ended June 27, 2026 and June 28, 2025 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (together with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position, results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the interim condensed consolidated financial statements are not necessarily indicative of the full-year results that may be expected for the fiscal year ending March 27, 2027.

Fiscal Periods

The Company reports its results of operations and cash flows on a 52- or 53-week basis ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second, and third quarters each include thirteen weeks of operations, and the fourth quarter includes fourteen weeks of operations. Both the current fiscal year ending on March 27, 2027 (“fiscal 2027”) and the fiscal year ended on March 28, 2026 (“fiscal 2026”) consist of 52 weeks.

2. Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Fiscal 2026 10-K. Presented below and in the following notes is supplemental information that should be read in conjunction with those consolidated financial statements.

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

Leases

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases. Operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates for its population of leases. Related operating and finance lease right-of-use (“ROU”) assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease ROU assets is performed on a straight-line basis and recorded as part of rent expense in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations. The majority of total lease costs, related to the Company’s retail stores and distribution centers, is recorded as part of cost of goods sold, with the balance recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the condensed consolidated statements of operations.

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

Cash and cash equivalents, accounts receivable, and accounts payable are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified as Level 2 or Level 3 even though there may be certain significant inputs that are readily observable. The Company believes that the recorded values of its financial instruments approximates their current fair values because of their nature and respective relatively short maturity dates or duration.

Although a market quote for the fair value of its outstanding debt arrangement discussed in Note 5, “Revolving Credit Facility”, is not readily available, the Company believes that its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no material financial assets or liabilities requiring fair value measurements on a recurring basis as of June 27, 2026.

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

During the thirteen weeks ended June 27, 2026 and June 28, 2025, the Company repurchased 158,451 and 77,959 shares of common stock, respectively, for an aggregate purchase price (excluding excise tax) of $25.0 million and $12.5 million, respectively, under the Repurchase Program. As of June 27, 2026, there were $125.0 million in share repurchases remaining available under the Repurchase Program.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions, estimated future award redemption, and other promotions. The sales returns reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages. The total reserve for returns is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company accounts for the return asset and liability separately on a gross basis.

The Company maintains a customer loyalty program under which members accumulate points based on purchase activity. For members to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, recorded as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $8.2 million and $6.7 million as of June 27, 2026 and June 28, 2025, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	June 27, 2026	June 28, 2025
Beginning balance as of March 28, 2026 and March 29, 2025, respectively	$7,948	$6,168
Year-to-date provisions	6,052	5,539
Year-to-date award redemptions	(5,774)	(4,958)
Ending balance	$8,226	$6,749

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

Gift Card Program
(in thousands)	June 27, 2026	June 28, 2025
Beginning balance as of March 28, 2026 and March 29, 2025, respectively	$34,578	$28,285
Year-to-date issued	10,264	9,309
Year-to-date redemptions	(10,929)	(9,759)
Ending balance	$33,913	$27,835

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

The following table presents information about our segment revenue, segment profit or loss, and significant expenses (in thousands):

	Thirteen Weeks Ended
	June 27,	June 28,
(In thousands)	2026	2025
Net Sales	$593,515	$504,067
Less:
Merchandise cost of goods sold[1]	271,608	241,667
Buying, occupancy, and distribution center expenses[2]	82,015	65,179
Gross profit	239,892	197,221
Selling expenses[3]	110,197	92,142
Other general and administrative expenses[4]	39,169	34,359
Income from operations	90,526	70,720
Other segment expenses[5]	20,414	17,312
Net income	$70,112	$53,408

1 Merchandise cost of goods sold includes the cost of merchandise, inbound and outbound freight, obsolescence and shrinkage provisions, supplier allowances, and inventory acquisition-related costs.

2 Buying, occupancy, and distribution center expenses include store and distribution center occupancy costs (including rent, depreciation, and utilities), occupancy-related taxes, and compensation costs for merchandise purchasing, exclusive brand design and development, sourcing, and distribution center personnel. Consolidated depreciation expense was $22.3 million and $17.5 million for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively.

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

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended
% of Net Sales	June 27, 2026	June 28, 2025
Footwear	47%	48%
Apparel	36%	35%
Hats, accessories and other	17%	17%
Total	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended
% of Net Sales	June 27, 2026	June 28, 2025
Stores	92%	91%
E-commerce	8%	9%
Total	100%	100%

Geographic Information

Approximately 0.4% of the Company’s consolidated net sales for each of the thirteen weeks ended June 27, 2026 and June 28, 2025 were generated from customers outside of the United States. Substantially all of the Company’s long-lived assets are held in the United States.

4. Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both June 27, 2026 and March 28, 2026. As of June 27, 2026, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During the thirteen weeks ended June 27, 2026 and June 28, 2025, the Company did not record any intangible asset impairment charges.

As of both June 27, 2026 and March 28, 2026, the Company had net indefinite lived intangible assets of $59.0 million.

During the thirteen weeks ended June 27, 2026 and June 28, 2025, the Company did not record amortization expense for intangible assets.

5. Revolving Credit Facility

Under that certain Credit Agreement, dated as of June 29, 2015, by and among Wells Fargo Bank, National Association as agent (“Wells Fargo”), the lenders party thereto (collectively, the “Lenders”), Boot Barn, Inc. and Sheplers, LLC (together, the “Borrowers”), and the Company and Sheplers Holding LLC (together, the “Guarantors” and, together with Wells Fargo, the Lenders, and the Borrowers, the “Credit Agreement Parties”) (as amended by Amendment No. 1 to Credit Agreement, dated as of January 25, 2017, Amendment No. 2 to Credit Agreement and Amendment No. 1 to Collateral Agreement, dated as of May 26, 2017, Amendment No. 3 to Credit Agreement, dated as of as of June 6, 2019, Amendment No. 4 to Credit Agreement and Amendment No. 2 to Collateral Agreement, dated as of July 11, 2022 and Amendment No. 5 to Credit Agreement, dated as of March 11, 2026, the “Credit Agreement”), the Company had a $250.0 million syndicated senior secured asset-based revolving credit facility (the “Wells Fargo Revolver”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million, and the maturity date was July 11, 2027. On July 28, 2026, the Credit Agreement Parties and certain new lenders named therein entered into Amendment No. 6 to Credit Agreement (the “Credit Agreement Amendment”) to, among other things, increase the Wells Fargo Revolver to $500.0 million and extend the maturity date to July 28, 2031. For additional information regarding the Credit Agreement Amendment, see Note 11, “Subsequent Events.”

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of both June 27, 2026 and March 28, 2026 were zero and $4.0 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended June 27, 2026 was $0.2 million and the weighted average interest rate for the thirteen weeks ended June 27, 2026 was 6.8%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended June 28, 2025 was $0.2 million, and the weighted average interest rate for the thirteen weeks ended June 28, 2025 was 7.5%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 27, 2026 and March 28, 2026, the fair value of this embedded derivative was estimated and was not significant.

As of June 27, 2026, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $1.7 million have been incurred under the Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $0.1 million as of both June 27, 2026 and March 28, 2026. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of less than $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in both the thirteen weeks ended June 27, 2026 and June 28, 2025.

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

On August 26, 2020 (the “Effective Date”), the Company’s stockholders approved the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan, and on August 25, 2021, the Company’s stockholders approved Amendment No. 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). Following the Effective Date of the 2020 Plan, no further grants have been made under the 2014 Plan. The 2020 Plan authorizes the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2020 Plan) and non-employee directors of the Board or any member of any board of directors of any Affiliate for up to a total of 2,000,000 shares of common stock, par value $0.0001 per share. In addition, and subject to adjustment as set forth in the 2020 Plan, shares of common stock subject to outstanding awards under the 2014 Plan that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares or are paid in cash after the Effective Date shall be added to the share reserve under the 2020 Plan. As of June 27, 2026, all awards granted under the 2020 Plan to date have been market-based stock options, RSUs or PSUs. Market-based stock options granted under the 2020 Plan were subject to the vesting criteria discussed in Note 9 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 29, 2025 filed with the SEC on May 15, 2025. RSUs granted under the 2020 Plan vest over service periods ranging from one to four years, as determined by the Compensation Committee. PSUs granted under the 2020 Plan are subject to the vesting criteria discussed further below.

Stock Options

During the thirteen weeks ended June 27, 2026 and June 28, 2025, the Company did not grant options to purchase shares.

The following table summarizes the stock option activity for the thirteen weeks ended June 27, 2026:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (1)
			(in years)	(in thousands)
Outstanding at March 28, 2026	106,718	$24.26
Granted	—	—
Exercised	(6,673)	28.72		$936
Cancelled, forfeited, or expired	—	—
Outstanding at June 27, 2026	100,045	$23.96	3.3	$15,369
Vested and expected to vest after June 27, 2026	100,045	$23.96	3.3	$15,369
Exercisable at June 27, 2026	100,045	$23.96	3.3	$15,369
(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of the in-the-money stock options outstanding at the end of each fiscal period.

The tax benefit from stock options exercised during the thirteen weeks ended June 27, 2026 and June 28, 2025 was $0.2 million and $0.1 million, respectively.

As of June 27, 2026, there were no unvested stock options.

Restricted Stock Units

During the thirteen weeks ended June 27, 2026 and June 28, 2025, the Company granted 85,230 and 77,875 RSUs, respectively, to non-employee directors and various employees under the 2020 Plan. The RSUs granted vest in periods ranging from one to three years, provided that the respective award recipient continues to be employed by the Company through the vesting period (subject to certain exceptions). The grant date fair value of the RSUs granted during the thirteen weeks ended June 27, 2026 and June 28, 2025 totaled $12.0 million and $12.2 million, respectively.

The grant date fair values of the RSUs granted during the thirteen weeks ended June 27, 2026 and June 28, 2025 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock-based compensation expense recognized on a straight-line basis over the vesting period of each award (subject to certain exceptions) commencing on the date of the grant.

Performance Share Units

During the thirteen weeks ended June 27, 2026 and June 28, 2025, the Company granted 53,087 and 46,231 PSUs, respectively, to various employees under the 2020 Plan with grant date fair values of $7.5 million and $7.2 million, respectively. PSUs are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance periods for PSUs granted during: (i) the thirteen weeks ended June 27, 2026, began March 29, 2026 and ends March 31, 2029; and (ii) the thirteen weeks ended June 28, 2025, began March 30, 2025 and ends April 1, 2028.

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

The grant date fair values of the PSUs granted during the thirteen weeks ended June 27, 2026 and June 28, 2025 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock-based compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance goals are not probable of achievement during the performance period, any previously recognized stock-based compensation expense is reversed. The PSUs are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

Stock-Based Compensation Expense

A summary of stock-based compensation expense by award-type is presented below:

	Thirteen Weeks Ended
	June 27,	June 28,
(in thousands)	2026	2025
RSUs	2,501	1,955
PSUs	2,011	1,721
Total stock-based compensation expense, before tax	4,512	3,676
Income tax benefit	(962)	(620)
Total stock-based compensation expense, after tax	$3,550	$3,056

Stock-based compensation expense of $0.9 million and $0.8 million was recorded in cost of goods sold in the consolidated statements of operations for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

A summary of unamortized stock-based compensation expense and the weighted-average remaining recognition period of awards granted under the Company’s stock-based compensation plans as of June 27, 2026 is presented below:

(in thousands, except for periods)	June 27, 2026
RSUs
Unamortized compensation expense for RSUs	$20,345
Weighted-average remaining recognition period (in years)	2.27

PSUs
Unamortized compensation expense for PSUs	$17,433
Weighted-average remaining recognition period (in years)	2.21

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

ROU assets are tested for impairment in the same manner as long-lived assets. The Company did not record ROU asset impairment charges related to its stores during the thirteen weeks ended June 27, 2026 and June 28, 2025.

ROU assets and lease liabilities as of June 27, 2026 and March 28, 2026 consisted of the following:

		June 27, 2026	March 28, 2026
	Balance Sheet Classification	(in thousands)	(in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$6,855	$7,042
Operating lease assets	Right-of-use assets, net	660,396	631,383
Total lease assets		$667,251	$638,425

Liabilities
Current
Finance	Short-term lease liabilities	$1,048	$1,027
Operating	Short-term lease liabilities	87,509	88,716
Total short-term lease liabilities		$88,557	$89,743

Non-Current
Finance	Long-term lease liabilities	$12,184	$12,453
Operating	Long-term lease liabilities	705,308	671,284
Total long-term lease liabilities		$717,492	$683,737
Total lease liabilities		$806,049	$773,480

Total lease costs for the thirteen weeks ended June 27, 2026 and June 28, 2025 were:

	Thirteen Weeks Ended
(in thousands)	June 27, 2026	June 28, 2025
Finance lease cost
Amortization of right-of-use assets	$187	$187
Interest on lease liabilities	142	152
Total finance lease cost	$329	$339

Operating lease cost	$32,640	$25,136
Short-term lease cost	1,078	1,083
Variable lease cost	10,542	8,562
Total lease cost	$44,589	$35,120

The following table summarizes future lease payments as of June 27, 2026:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2027 (Remainder)	$70,842	1,200
2028	140,456	1,629
2029	134,132	1,669
2030	126,137	1,709
2031	117,540	1,751
Thereafter	402,383	7,766
Total	991,490	15,724
Less: Imputed interest	(198,673)	(2,492)
Present value of net lease payments	$792,817	$13,232

As of June 27, 2026, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $157.7 million.

The following table includes supplemental lease information:

	Thirteen Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	June 27, 2026	June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$39,893	$30,444
Operating cash flows used for finance leases	140	150
Financing cash flows used for finance leases	251	231
	$40,284	$30,825
Lease liabilities arising from new right-of-use assets
Operating leases	$51,092	$40,239
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.9	7.8
Finance leases	9.2	10.2

Weighted average discount rate
Operating leases	5.4%	5.2%
Finance leases	10.9%	10.9%

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

The income tax rate was 24.1% and 25.1% for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively. The income tax rate for the thirteen weeks ended June 27, 2026 was lower than the income tax rate for the thirteen weeks ended June 28, 2025, primarily due to a higher income tax benefit from income tax accounting for stock-based compensation in the current-year period.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance was not required as of June 27, 2026. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 27, 2026 and March 28, 2026, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During the thirteen weeks ended June 27, 2026, the Internal Revenue Service completed its examination of the Company’s fiscal 2023 income tax return. There were no adjustments as a result of the examination.

As of June 27, 2026, the Company was not aware of tax examinations (current or potential) in any tax jurisdictions.

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

The components of basic and diluted earnings per share of common stock, in the aggregate, for the thirteen weeks ended June 27, 2026 and June 28, 2025 were as follows:

	Thirteen Weeks Ended
	June 27,	June 28,
(in thousands, except per share data)	2026	2025
Net income	$70,112	$53,408

Weighted average basic shares outstanding	30,361	30,596
Dilutive effect of options, RSUs, and PSUs	240	154
Weighted average diluted shares outstanding	30,601	30,750

Basic earnings per share	$2.31	$1.75
Diluted earnings per share	$2.29	$1.74

During the thirteen weeks ended June 27, 2026 and June 28, 2025, securities outstanding totaling approximately zero and 77,875 shares, respectively, comprised of RSUs, were excluded from the computation of weighted average diluted common shares outstanding, as the effect of doing so would have been anti-dilutive.

11. Subsequent Events

On July 28, 2026, the Credit Agreement Parties and certain new lenders named therein entered into the Credit Agreement Amendment. The Credit Agreement Amendment increases the aggregate Revolving Credit Commitment (as defined therein) from $250.0 million to $500.0 million and extends the Maturity Date (as defined therein) to the earliest of (a) July 28, 2031 (or such later date that may be determined thereunder), (b) the date of termination of the entire Revolving Credit Commitment by the borrowers pursuant to Section 2.5 of the Credit Agreement, and (c) the date of termination of the Revolving Credit Commitment pursuant to Section 10.2(a) of the Credit Agreement. Additionally, the Credit Agreement Amendment revises the accordion feature to permit increases in the aggregate Revolving Credit Commitments by an amount not to exceed the greater of $100.0 million and the suppressed availability, up to a maximum amount of Revolving Credit Commitments not to exceed $750.0 million, reduces the maximum amount of the swingline subfacility from the lesser of $20.0 million and the Revolving Credit Commitment to the lesser of $10.0 million and the Revolving Credit Commitment, eliminates the Credit Spread Adjustment (as defined therein) applicable to SOFR borrowings, and makes certain other amendments relating to certain covenant and reporting thresholds.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited condensed consolidated financial statements and related notes of Boot Barn Holdings, Inc. and its subsidiaries included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2026 (the “Fiscal 2026 10-K”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Company”, “Boot Barn”, “we”, “our”, and “us” refer to Boot Barn Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would”, and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Fiscal 2026 10-K, and those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Our business and opportunities for growth depend on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. Inflation, tariff and import/export regulations, and other challenges affecting the global economy could impact our operations and will depend on future developments, which are uncertain. For further discussion of the uncertainties and business risks affecting the Company, see Item 1A, Risk Factors, of our Fiscal 2026 10-K.

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel, and accessories in the U.S. As of June 27, 2026, we operated 566 stores in 49 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com, and third-party marketplaces, as well as the Boot Barn app. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores, which are typically freestanding or located in strip centers, average 11,400 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

Net sales

Net sales reflect revenue from the sale of our merchandise at retail locations, as well as sales of merchandise through our e-commerce platform. We recognize revenue upon the purchase of merchandise by customers at our stores and upon delivery of the product in the case of our e-commerce websites. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to our customers. Net sales are net of returns on sales during the period, as well as an estimate of returns and award redemptions expected in the future stemming from current period sales. Revenue from the sale of gift cards is deferred until the gift cards are used to purchase merchandise.

Our business is moderately seasonal and, as a result, our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors, including the timing of holidays and weather patterns. The third quarter of our fiscal year, which includes the Christmas shopping season, has historically produced higher sales and disproportionately higher operating results than the other quarters of our fiscal year. However, neither the western nor the work component of our business has been meaningfully impacted by fashion trends or seasonality historically. We believe that many of our customers are driven primarily by utility and brand, and our best-selling styles.

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

Gross profit

Gross profit is equal to our net sales less our merchandise cost of goods sold, and buying, occupancy, and distribution center expenses. Merchandise cost, cost of goods sold includes the cost of merchandise, inbound and outbound freight, obsolescence and shrinkage provisions, supplier allowances, and inventory acquisition-related costs. Buying, occupancy, and distribution center expenses include store and distribution center occupancy costs (including rent, depreciation, and utilities), occupancy-related taxes, and compensation costs for merchandise purchasing, exclusive brand design and development, sourcing, and distribution center personnel, and other inventory acquisition-related costs, and other inventory acquisition-related costs. These costs are significant and can be expected to continue to increase as we grow. The components of our reported cost of goods sold may not be comparable to those of other retail companies, including our competitors.

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

Gross profit is also impacted by shifts in the proportion of sales of our exclusive brand products compared to third-party brand products, as well as by sales mix shifts within and between brands and between major product categories such as footwear, apparel, or accessories.

Selling, general and administrative expenses

Our SG&A expenses are composed of labor and related expenses, other operating expenses and general and administrative expenses not included in cost of goods sold. Specifically, our SG&A expenses include the following:

●	Labor and related expenses - Labor and related expenses include all store-level salaries and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes, and other indirect labor costs.
●	Other operating expenses - Other operating expenses include all operating costs, including those for advertising, pay-per-click, marketing campaigns, operating supplies, and repairs and maintenance, as well as credit card fees and costs of third-party services.

●	General and administrative expenses - General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support the development and operations of our stores, including compensation and benefits, travel expenses, corporate occupancy costs, stock-based compensation costs, legal and professional fees, insurance, and other related corporate costs.

The components of our SG&A expenses may not be comparable to those of our competitors and other retailers. We expect our SG&A expenses will increase in future periods as a result of incremental stock-based compensation, legal, and accounting and other compliance-related expenses and increases resulting from growth in the number of our stores.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to the Company’s consolidated financial statements included in the Fiscal 2026 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal 2026 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in the Fiscal 2026 10-K.

Tariff Refund Policy

On February 20, 2026, the United States Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. Following this ruling, and effective on April 20, 2026, the United States Customs and Border Protection (“CBP”) launched a platform for importers of record to begin submitting IEEPA tariff refund requests. A portion of entries on which IEEPA tariffs were paid are not currently subject to refunds, and the U.S. government is challenging the Court of International Trade’s ability to order that CBP issue refunds with interest on certain finally liquidated entries absent importer-specific litigation.

The Company has applied a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Any refunds, when recognized, are reflected as a reduction of Inventories on the Condensed Consolidated Balance Sheets to the extend the related goods remain on hand, or as a reduction of Cost of goods sold in the Condensed Consolidated Statements of Operations for amounts related to goods already sold.

During the thirteen weeks ended June 27, 2026, the Company recognized $17.3 million of realized or realizable IEEPA tariff refunds. Of this amount, $2.6 million was recorded as a reduction of Inventories and $14.7 million was recorded as a reduction of Cost of goods sold.

As of June 27, 2026, $1.1 million had been received and $16.2 million is recorded in Accounts receivable, net.

Results of Operations

We operate on a fiscal calendar that results in a 52- or 53-week fiscal year ending on the last Saturday of March unless April 1st is a Saturday, in which case the fiscal year ends on April 1st. In a 52-week fiscal year, each quarter includes thirteen weeks of operations; in a 53-week fiscal year, the first, second, and third quarters each include thirteen weeks of operations, and the fourth quarter includes fourteen weeks of operations. Both the current fiscal year ending on March 27, 2027 (“fiscal 2027”) and the fiscal year ended on March 28, 2026 (“fiscal 2026”) consist of 52 weeks.

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended
	June 27,	June 28,
(dollars in thousands)	2026	2025
Condensed Consolidated Statements of Operations Data:
Net sales	$593,515	$504,067
Cost of goods sold	353,623	306,846
Gross profit	239,892	197,221
Selling, general and administrative expenses	149,366	126,501
Income from operations	90,526	70,720
Interest expense	347	343
Other income, net	2,226	911
Income before income taxes	92,405	71,288
Income tax expense	22,293	17,880
Net income	$70,112	$53,408

Percentage of Net Sales(1):
Net sales	100.0%	100.0%
Cost of goods sold	59.6%	60.9%
Gross profit	40.4%	39.1%
Selling, general and administrative expenses	25.2%	25.1%
Income from operations	15.3%	14.0%
Interest expense	0.1%	0.1%
Other income, net	0.4%	0.2%
Income before income taxes	15.6%	14.1%
Income tax expense	3.8%	3.5%
Net income	11.8%	10.6%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended June 27, 2026 Compared to Thirteen Weeks Ended June 28, 2025

Net sales. Net sales increased $89.4 million, or 17.7%, to $593.5 million for the thirteen weeks ended June 27, 2026 from $504.1 million for the thirteen weeks ended June 28, 2025. Consolidated same store sales increased 4.7%. Excluding the impact of the 13.4% increase in e-commerce same store sales, same store sales increased by 3.8%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $42.7 million, or 21.6%, to $239.9 million for the thirteen weeks ended June 27, 2026 from $197.2 million for the thirteen weeks ended June 28, 2025. As a percentage of net sales, gross profit increased by 130 basis points to 40.4% for the thirteen weeks ended June 27, 2026 from 39.1% for the thirteen weeks ended June 28, 2025. Included in gross profit is $14.7 million of tariff refunds recognized in cost of goods sold during the current-year period. The remaining increase was driven by an increase in sales, partially offset by the occupancy costs of new stores. The 130 basis-point increase in gross profit rate was driven primarily by a 220 basis-point increase in merchandise margin rate partially offset by 90 basis points of deleverage in buying, occupancy and distribution center costs. The 220 basis-point increase in merchandise margin rate was primarily driven by a 250 basis-point of benefit from tariff refunds recognized during the current-year period and 60 basis points of product margin expansion, partially offset by a 90 basis-point decrease due to higher freight expense in the current-year period. The deleverage in buying, occupancy and distribution center costs was driven by the occupancy costs of new stores.

Selling, general and administrative expenses. SG&A expenses increased $22.9 million, or 18.1%, to $149.4 million for the thirteen weeks ended June 27, 2026 from $126.5 million for the thirteen weeks ended June 28, 2025. The increase in SG&A expenses compared to the prior-year period was primarily the result of higher store payroll and store-related expenses associated with operating more stores, corporate general and administrative expenses, and marketing expenses in the current-year period. As a percentage of net sales, SG&A deleveraged by 10 basis points to 25.2% compared to 25.1% in the prior-year period, primarily as a result of the timing of marketing expenses.

Income from operations. Income from operations increased $19.8 million, or 28.0%, to $90.5 million for the thirteen weeks ended June 27, 2026 from $70.7 million for the thirteen weeks ended June 28, 2025. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 15.3% and 14.0% for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively.

Interest expense. Interest expense was $0.3 million for both the thirteen weeks ended June 27, 2026 and June 28, 2025.

Income tax expense. Income tax expense was $22.3 million for the thirteen weeks ended June 27, 2026 compared to $17.9 million for the thirteen weeks ended June 28, 2025. Our effective tax rate was 24.1% and 25.1% for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively. The income tax rate for the thirteen weeks ended June 27, 2026 was lower than the income tax rate for the thirteen weeks ended June 28, 2025, primarily due to a higher income tax benefit from income tax accounting for stock-based compensation in the current-year period.

Net income. Net income was $70.1 million for the thirteen weeks ended June 27, 2026 compared to $53.4 million for the thirteen weeks ended June 28, 2025. The increase in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	June 27,	June 28,
	2026	2025
Selected Store Data:
Same Store Sales growth	4.7%	9.4%
Stores operating at end of period	566	473
Comparable stores open during period	463	401
Total retail store selling square footage, end of period (in thousands)	6,460	5,307
Average retail store selling square footage, end of period	11,414	11,220
Average sales per comparable store (in thousands)(1)	$1,046	$1,031
(1)	Average sales per comparable store is calculated by dividing comparable store trailing three-month sales for the applicable period by the number of comparable stores operating during the period. Included in this calculation are stores opened in recent years that have not yet reached sales maturity.

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

Our primary ongoing sources of liquidity include funds provided by operations and borrowings under our revolving credit facility. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We estimate that our capital expenditures in fiscal 2027 will be between approximately $125.0 million and $130.0 million (including the capital expenditures made during the thirteen weeks ended June 27, 2026), which is net of estimated landlord tenant allowances of $47.6 million. We anticipate that we will use cash flows from operations to fund these expenditures.

Wells Fargo Revolver

Under that certain Credit Agreement, dated as of June 29, 2015, by and among Wells Fargo Bank, National Association as agent (“Wells Fargo”), the lenders party thereto (collectively, the “Lenders”), Boot Barn, Inc. and Sheplers, LLC (together, the “Borrowers”), and the Company and Sheplers Holding LLC (together, the “Guarantors” and, together with Wells Fargo, the Lenders, and the Borrowers, the “Credit Agreement Parties”) (as amended by Amendment No. 1 to Credit Agreement, dated as of January 25, 2017, Amendment No. 2 to Credit Agreement and Amendment No. 1 to Collateral Agreement, dated as of May 26, 2017, Amendment No. 3 to Credit Agreement, dated as of as of June 6, 2019, Amendment No. 4 to Credit Agreement and Amendment No. 2 to Collateral Agreement, dated as of July 11, 2022 and Amendment No. 5 to Credit Agreement, dated as of March 11, 2026, the “Credit Agreement”), the Company had a $250.0 million syndicated senior secured asset-based revolving credit facility (the “Wells Fargo Revolver”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million, and the maturity date was July 11, 2027. On July 28, 2026, the Credit Agreement Parties and certain new lenders named therein entered into Amendment No. 6 to Credit Agreement (the “Credit Agreement Amendment”) to, among other things, increase the Wells Fargo Revolver to $500.0 million and extend the maturity date to July 28, 2031. For additional information regarding the Credit Agreement Amendment, see Note 11, “Subsequent Events.”

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

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of both June 27, 2026 and March 28, 2026 were zero and $4.0 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended June 27, 2026 was $0.2 million and the weighted average interest rate for the thirteen weeks ended June 27, 2026 was 6.8%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen weeks ended June 28, 2025 was $0.2 million, and the weighted average interest rate for the thirteen weeks ended June 28, 2025 was 7.5%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed by the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of June 27, 2026 and March 28, 2026, the fair value of this embedded derivative was estimated and was not significant.

As of June 27, 2026, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $139.3 million as of June 27, 2026 compared to $141.0 million as of March 28, 2026.

The following table presents summary cash flow information for the periods indicated below:

	Thirteen Weeks Ended
	June 27,	June 28,
(in thousands)	2026	2025
Net cash provided by/(used in):
Operating activities	$83,843	$73,850
Investing activities	(51,089)	(31,462)
Financing activities	(34,528)	(16,839)
Net increase in cash and cash equivalents	$(1,774)	$25,549

Operating Activities

Net cash provided by operating activities was $83.8 million for the thirteen weeks ended June 27, 2026. The significant components of cash flows provided by operating activities were net income of $70.1 million, the add-back of non-cash lease expense of $22.3 million, depreciation of $22.3 million, and stock-based compensation expense of $4.5 million. Accounts payable and accrued expenses and other current liabilities increased by $41.9 million due to the timing of payments. Inventory increased by $55.4 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $51.1 million for the thirteen weeks ended June 27, 2026, which was primarily attributable to capital expenditures related to store construction.

Net cash used in investing activities was $31.5 million for the thirteen weeks ended June 28, 2025, which was primarily attributable to capital expenditures related to store construction and investments in our new Store Support Center.

Financing Activities

Net cash used in financing activities was $34.5 million for the thirteen weeks ended June 27, 2026. We paid $25.0 million to repurchase shares of our common stock under our authorized Repurchase Program and $9.5 million in taxes related to the vesting of restricted stock.

Net cash used in financing activities was $16.8 million for the thirteen weeks ended June 28, 2025. We paid $12.5 million to repurchase shares of our common stock under our authorized Repurchase Program and $4.2 million in taxes related to the vesting of restricted stock.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of June 27, 2026, there were no amounts outstanding under the Wells Fargo Revolver.

As of June 27, 2026, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2026 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2026. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 27, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 27, 2026, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item

1A—Risk Factors” in our Fiscal 2026 10-K. As of June 27, 2026, there were no material changes to the risks described in our Fiscal 2026 10-K.

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

The following table summarizes our purchases during the thirteen weeks ended June 27, 2026, and includes amounts repurchased under the Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards.

	Thirteen Weeks Ended June 27, 2026
	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs ($000)
April (3/29/2026 - 4/25/2026)	25,532	$154.63	25,532	$146,046
May (4/26/2026 - 5/23/2026)	143,275	146.03	76,336	134,621
June (5/24/2026 - 6/27/2026)	56,583	170.16	56,583	124,991
	225,390	$153.06	158,451	$124,991

(1)	During the thirteen weeks ended June 27, 2026, the Company repurchased 66,939 shares of its common stock to satisfy payroll tax withholding obligations, as described above.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Rule 10b5-1 Trading Arrangements

On May 28, 2026, Eddie Burt, a member of the Board, adopted a written plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). The 10b5-1 Plan provides for the potential sale of up to 1,000 shares of the Company’s common stock beginning August 28, 2026 through December 31, 2026.

On May 29, 2026, John Hazen, the Company’s Chief Executive Officer, adopted a 10b5-1 Plan. The 10b5-1 Plan provides for the potential sale of up to 10,000 shares of the Company’s common stock beginning January 4, 2027 through December 31, 2029.

On May 29, 2026, Jon Kosoff, the Company’s Chief Digital Officer, adopted a 10b5-1 Plan. The 10b5-1 Plan provides for the potential sale of up to 247 shares of the Company’s common stock beginning August 28, 2026 through January 29, 2027.

During the quarter ended June 27, 2026, except as described above, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

10.1

Amendment No. 6 to Credit Agreement (which amends and restates the Credit Agreement in its entirety), dated as of July 28, 2026, by and among the Company, Boot Barn, Inc., Sheplers Holding LLC (f/k/a Sheplers Holding Corporation), Sheplers, LLC (f/k/a Sheplers, Inc.), Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, and the other Lenders named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2026).

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: July 29, 2026	/s/ John Hazen
John Hazen
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2026	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)