Form 10-Q
period 2026-09-26
Boot Barn Holdings, Inc.
filed 2026-10-28
CIK 1610250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2026

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

As of October 23, 2026, the registrant had 29,904,482 shares of common stock outstanding, $0.0001 par value.

Boot Barn Holdings, Inc. and Subsidiaries

Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended September 26, 2026

Part 1. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 26,	March 28,
	2026	2026

Assets
Current assets:
Cash and cash equivalents	$97,416	$141,036
Accounts receivable, net	11,656	15,264
Inventories	975,272	844,637
Prepaid expenses and other current assets	40,046	33,462
Total current assets	1,124,390	1,034,399
Property and equipment, net	566,838	514,108
Right-of-use assets, net	703,782	638,425
Goodwill	197,502	197,502
Intangible assets, net	58,981	58,981
Other assets	8,771	6,660
Total assets	$2,660,264	$2,450,075
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$189,215	$142,126
Accrued expenses and other current liabilities	172,298	159,103
Short-term lease liabilities	99,204	89,743
Total current liabilities	460,717	390,972
Deferred taxes	53,155	51,711
Long-term lease liabilities	759,102	683,737
Other liabilities	6,436	4,999
Total liabilities	1,279,410	1,131,419

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value; September 26, 2026 - 100,000 shares authorized, 31,171 shares issued; March 28, 2026 - 100,000 shares authorized, 30,998 shares issued	3	3
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	272,918	263,253
Retained earnings	1,252,455	1,129,848
Less: Common stock held in treasury, at cost, 1,080 and 614 shares at September 26, 2026 and March 28, 2026, respectively	(144,522)	(74,448)
Total stockholders’ equity	1,380,854	1,318,656
Total liabilities and stockholders’ equity	$2,660,264	$2,450,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025

Net sales	$581,809	$505,396	$1,175,324	$1,009,463
Cost of goods sold	365,317	321,247	718,940	628,093
Gross profit	216,492	184,149	456,384	381,370
Selling, general and administrative expenses	146,244	127,726	295,610	254,227
Income from operations	70,248	56,423	160,774	127,143
Interest expense	509	403	856	746
Other income, net	983	906	3,209	1,817
Income before income taxes	70,722	56,926	163,127	128,214
Income tax expense	18,227	14,704	40,520	32,584
Net income	$52,495	$42,222	$122,607	$95,630

Earnings per share:
Basic	$1.74	$1.38	$4.05	$3.13
Diluted	$1.73	$1.37	$4.02	$3.11
Weighted average shares outstanding:
Basic	30,239	30,540	30,300	30,568
Diluted	30,412	30,750	30,506	30,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 28, 2026	30,998	$3	$263,253	$1,129,848	(614)	$(74,448)	$1,318,656
Net income	—	—	—	70,112	—	—	70,112
Issuance of common stock related to stock-based compensation	173	—	192	—	—	—	192
Repurchase of common stock	—	—	—	—	(158)	(25,253)	(25,253)
Tax withholding for net share settlement	—	—	—	—	(67)	(9,469)	(9,469)
Stock-based compensation expense	—	—	4,512	—	—	—	4,512
Balance at June 27, 2026	31,171	$3	$267,957	$1,199,960	(839)	$(109,170)	$1,358,750
Net income	—	—	—	52,495	—	—	52,495
Repurchase of common stock	—	—	—	—	(241)	(35,352)	(35,352)
Stock-based compensation expense	—	—	4,961	—	—	—	4,961
Balance at September 26, 2026	31,171	$3	$272,918	$1,252,455	(1,080)	$(144,522)	$1,380,854

			Additional
	Common Stock		Paid-In	Retained	Treasury Shares
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 29, 2025	30,892	$3	$246,725	$903,968	(298)	$(19,639)	$1,131,057
Net income	—	—	—	53,408	—	—	53,408
Issuance of common stock related to stock-based compensation	91	—	87	—	—	—	87
Repurchase of common stock	—	—	—	—	(78)	(12,627)	(12,627)
Tax withholding for net share settlement	—	—	—	—	(29)	(4,195)	(4,195)
Stock-based compensation expense	—	—	3,676	—	—	—	3,676
Balance at June 28, 2025	30,983	$3	$250,488	$957,376	(405)	$(36,461)	$1,171,406
Net income	—	—	—	42,222	—	—	42,222
Issuance of common stock related to stock-based compensation	1	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(73)	(12,627)	(12,627)
Tax withholding for net share settlement	—	—	—	—	—	(74)	(74)
Stock-based compensation expense	—	—	4,303	—	—	—	4,303
Balance at September 27, 2025	30,984	$3	$254,791	$999,598	(478)	$(49,162)	$1,205,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 26,	September 27,
	2026	2025

Cash flows from operating activities
Net income	$122,607	$95,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,335	36,972
Stock-based compensation	9,473	7,979
Noncash lease expense	45,692	36,269
Amortization of debt issuance fees	82	54
Loss on disposal of assets	1,254	354
Deferred taxes	1,444	3,262
Changes in operating assets and liabilities:
Accounts receivable, net	3,668	165
Inventories	(130,635)	(107,909)
Prepaid expenses and other current assets	(6,384)	(663)
Other assets	(2,111)	(543)
Accounts payable	48,051	40,994
Accrued expenses and other current liabilities	8,610	6,985
Other liabilities	1,437	1,072
Operating leases	(25,784)	(21,036)
Net cash provided by operating activities	$123,739	$99,585
Cash flows from investing activities
Purchases of property and equipment	(97,707)	(74,692)
Purchases of intangible assets	—	(304)
Proceeds from sale of property and equipment	8	15
Net cash used in investing activities	$(97,699)	$(74,981)
Cash flows from financing activities
Repayments on finance lease obligations	(499)	(460)
Debt issuance fees paid	(282)	—
Repurchases of common stock	(59,602)	(25,004)
Tax withholding payments for net share settlement	(9,469)	(4,269)
Proceeds from the exercise of stock options	192	87
Net cash used in financing activities	$(69,660)	$(29,646)
Net decrease in cash and cash equivalents	(43,620)	(5,042)
Cash and cash equivalents, beginning of period	141,036	69,770
Cash and cash equivalents, end of period	$97,416	$64,728

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$39,690	$29,276
Cash paid for interest	$661	$624
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$22,579	$34,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOT BARN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Operations

Boot Barn Holdings, Inc. (the “Company”), the parent holding company of the group of operating subsidiaries that conduct the Boot Barn business, was formed on November 17, 2011, and is incorporated in the State of Delaware. The equity of the Company consists of 100,000,000 authorized shares and 31,170,734 issued and 30,090,758 outstanding shares of common stock as of September 26, 2026. The shares of common stock have voting rights of one vote per share.

The Company operates specialty retail stores that sell western and work boots and related apparel and accessories. The Company operates retail locations throughout the United States and sells its merchandise via the internet. The Company operated a total of 584 stores in 49 states as of September 26, 2026 and 539 stores in 49 states as of March 28, 2026. As of September 26, 2026, all stores operated under the Boot Barn name.

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of September 26, 2026 and March 28, 2026 and for the thirteen and twenty-six weeks ended September 26, 2026 and September 27, 2025 are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of the Company and each of its subsidiaries, consisting of Boot Barn, Inc., RCC Western Stores, Inc., Baskins Acquisition Holdings, LLC, Sheplers, LLC and Sheplers Holding LLC (together with Sheplers, LLC, “Sheplers”). All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation. The vast majority of the Company’s identifiable assets are in the United States. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

Although a market quote for the fair value of its outstanding debt arrangement discussed in Note 5, “Revolving Credit Facility”, is not readily available, the Company believes that its carrying value approximates fair value due to the variable interest rates, which are Level 2 inputs. There were no material financial assets or liabilities requiring fair value measurements on a recurring basis as of September 26, 2026.

Stock Repurchases

In May 2025, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $200 million of shares of its common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through a variety of methods, which could include open market purchases, which may or may not be pursuant to Rule 10b5-1 trading plans, privately negotiated transactions, block trades, accelerated share repurchase plans, or any combination of such methods. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. The Company is not obligated to repurchase any specific amount of shares of common stock. The Repurchase Program does not have an expiration date and may be amended or terminated by the Board at any time without prior notice. In October 2026, the Board authorized the Company to repurchase an additional $400 million of shares of its common stock under the Repurchase Program. For additional information, see Note 11, “Subsequent Events.”

Under the Repurchase Program, the Company repurchased 240,937 and 399,388 shares of common stock during the thirteen and twenty-six weeks ended September 26, 2026, respectively, and 72,794 and 150,753 shares of common stock during the thirteen and twenty-six weeks ended September 27, 2025, respectively. The aggregate purchase price of these shares, excluding excise tax, was $35.0 million and $60.0 million during the thirteen and twenty-six weeks ended September 26, 2026, respectively, and $12.5 million and $25.0 million during the thirteen and twenty-six weeks ended September 27, 2025, respectively. As of September 26, 2026, there were $90.0 million in share repurchases remaining available under the Repurchase Program.

Revenue Recognition

Revenue is recorded for store sales upon the purchase of merchandise by customers. Transfer of control takes place at the point at which the customer receives and pays for the merchandise at the register. E-commerce sales are recorded when control transfers to the customer, which generally occurs upon delivery of the product. Shipping and handling revenues are included in total net sales. Shipping costs incurred by the Company are included in cost of goods sold. Sales taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, sales taxes are excluded from revenue.

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

The Company maintains a customer loyalty program under which members accumulate points based on purchase activity. For members to maintain their active point balance, they must make a qualifying purchase of merchandise at least once in a 365-day period. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for credits on merchandise purchases. To redeem awards, the member must make a qualifying purchase of merchandise within 60 days of the date the award was granted. Unredeemed awards and accumulated partial points are accrued as unearned revenue until redemption or expiration and, upon redemption and expiration, recorded as an adjustment to net sales using the relative standalone selling price method. The unearned revenue for this program is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and was $7.7 million and $7.0 million as of September 26, 2026 and September 27, 2025, respectively. The following table provides a reconciliation of the activity related to the Company’s customer loyalty program:

Customer Loyalty Program
(in thousands)	September 26, 2026	September 27, 2025
Beginning balance as of March 28, 2026 and March 29, 2025, respectively	$7,948	$6,168
Year-to-date provisions	11,463	10,515
Year-to-date award redemptions	(11,668)	(9,691)
Ending balance	$7,743	$6,992

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

Deferred revenue is recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The following table provides a reconciliation of the activity related to the Company’s gift card program:

Gift Card Program
(in thousands)	September 26, 2026	September 27, 2025
Beginning balance as of March 28, 2026 and March 29, 2025, respectively	$34,578	$28,285
Year-to-date issued	18,546	16,838
Year-to-date redemptions	(20,161)	(18,042)
Ending balance	$32,963	$27,081

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

The CODM uses net income, as reported on the Condensed Consolidated Statement of Operations, to manage business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Segment performance is monitored and resource allocation is determined during the annual budget process. The CODM does not review segment assets at a different asset level or category than what is presented on the condensed consolidated balance sheets.

The following table presents information about our segment revenue, segment profit or loss, and significant expenses (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands)	2026	2025	2026	2025
Net Sales	$581,809	$505,396	$1,175,324	$1,009,463
Less:
Merchandise cost of goods sold[1]	277,837	250,826	549,445	492,493
Buying, occupancy, and distribution center expenses[2]	87,480	70,421	169,495	135,600
Gross profit	216,492	184,149	456,384	381,370
Selling expenses[3]	110,962	94,237	220,953	186,380
Other general and administrative expenses[4]	35,282	33,489	74,657	67,847
Income from operations	70,248	56,423	160,774	127,143
Other segment expenses[5]	17,753	14,201	38,167	31,513
Net income	$52,495	$42,222	$122,607	$95,630

1 Merchandise cost of goods sold includes the cost of merchandise, inbound and outbound freight, obsolescence and shrinkage provisions, supplier allowances, and inventory acquisition-related costs.

2 Buying, occupancy, and distribution center expenses include store and distribution center occupancy costs (including rent, depreciation, and utilities), occupancy-related taxes, and compensation costs for merchandise purchasing, exclusive brand design and development, sourcing, and distribution center personnel. Consolidated depreciation expense was $24.1 million and $19.5 million for the thirteen weeks ended September 26, 2026 and September 27, 2025, respectively, and $46.3 million and $37.0 million for the twenty-six weeks ended September 26, 2026 and September 27, 2025, respectively.

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

5 Includes interest expense, other income/(loss), and income tax expense.

Disaggregated Revenue

The Company disaggregates net sales into the following major merchandise categories:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
% of Net Sales	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Footwear	47%	48%	47%	48%
Apparel	37%	36%	36%	36%
Hats, accessories and other	16%	16%	17%	16%
Total	100%	100%	100%	100%

The Company further disaggregates net sales between stores and e-commerce:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
% of Net Sales	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Stores	91%	91%	92%	91%
E-commerce	9%	9%	8%	9%
Total	100%	100%	100%	100%

Geographic Information

Approximately 0.3% and 0.4% of the Company’s consolidated net sales for the thirteen weeks ended September 26, 2026 and September 27, 2025, respectively, and 0.4% of the Company’s consolidated net sales for each of the twenty-six weeks ended September 26, 2026 and September 27, 2025, were generated from customers outside of the United States. Substantially all of the Company’s long-lived assets are held in the United States.

4. Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment assessment on the first day of its fourth fiscal quarter, or more frequently if it believes that indicators of impairment exist. The Company’s goodwill balance was $197.5 million as of both September 26, 2026 and March 28, 2026. As of September 26, 2026, the Company had identified no indicators of impairment with respect to its goodwill and intangible asset balances.

During the thirteen and twenty-six weeks ended September 26, 2026 and September 27, 2025, the Company did not record any intangible asset impairment charges.

As of both September 26, 2026 and March 28, 2026, the Company had net indefinite lived intangible assets of $59.0 million.

During the thirteen and twenty-six weeks ended September 26, 2026 and September 27, 2025, the Company did not record amortization expense for intangible assets.

5. Revolving Credit Facility

Under that certain Credit Agreement, dated as of June 29, 2015, by and among Wells Fargo Bank, National Association as agent (“Wells Fargo”), the lenders party thereto (collectively, the “Lenders”), Boot Barn, Inc. and Sheplers, LLC (together, the “Borrowers”), and the Company and Sheplers Holding LLC (together, the “Guarantors” and, together with Wells Fargo, the Lenders, and the Borrowers, the “Credit Agreement Parties”) (as amended by Amendment No. 1 to Credit Agreement, dated as of January 25, 2017, Amendment No. 2 to Credit Agreement and Amendment No. 1 to Collateral Agreement, dated as of May 26, 2017, Amendment No. 3 to Credit Agreement, dated as of June 6, 2019, Amendment No. 4 to Credit Agreement and Amendment No. 2 to Collateral Agreement, dated as of July 11, 2022, Amendment No. 5 to Credit Agreement, dated as of March 11, 2026, and Amendment No. 6 to Credit Agreement, dated as of July 28, 2026, the “Credit Agreement”), the Company has a $500.0 million syndicated senior secured asset-based revolving credit facility (the “Wells Fargo Revolver”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million, and the maturity date is July 28, 2031.

Revolving credit loans under the Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) the base rate plus an applicable margin for base rate loans, or (ii) Term SOFR plus an applicable margin for SOFR rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) Term SOFR for a one-month tenor in effect on such day plus 1.0%, and (c) the Wells Fargo prime rate. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For SOFR rate loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for SOFR rate loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of September 26, 2026 and March 28, 2026 were zero and $4.0 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 26, 2026 was $0.3 million and $0.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 26, 2026 was 6.8%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 27, 2025 was $0.2 million and $0.4 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 27, 2025 was 7.3%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed and secured by substantially all assets of the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 26, 2026 and March 28, 2026, the fair value of this embedded derivative was estimated and was not significant.

As of September 26, 2026, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Debt Issuance Costs

Debt issuance costs totaling $3.0 million have been incurred under the Wells Fargo Revolver and are included as assets on the condensed consolidated balance sheets in prepaid expenses and other current assets. Total unamortized debt issuance costs were $1.3 million and $0.1 million as of September 26, 2026 and March 28, 2026, respectively. These amounts are being amortized to interest expense over the term of the Wells Fargo Revolver.

Total amortization expense of $0.1 million and less than $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in the thirteen weeks ended September 26, 2026 and September 27, 2025, respectively.

Total amortization expense of $0.1 million related to the Wells Fargo Revolver is included as a component of interest expense in the twenty-six weeks ended September 26, 2026 and September 27, 2025.

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

On August 26, 2020, the Company’s stockholders approved the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan, and on August 25, 2021, the Company’s stockholders approved Amendment No. 2021-1 to the Boot Barn Holdings, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). Following August 26, 2020, no further grants were made under the 2014 Plan. The 2020 Plan authorized the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2020 Plan) and non-employee directors of the Board or any member of any board of directors of any Affiliate for up to a total of 2,000,000 shares of common stock. All awards granted under the 2020 Plan were market-based stock options, RSUs or PSUs. Market-based stock options granted under the 2020 Plan were subject to the vesting criteria discussed in Note 9 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 29, 2025 filed with the SEC on May 15, 2025. Outstanding RSUs granted under the 2020 Plan vest over service periods ranging from one to four years. Outstanding PSUs granted under the 2020 Plan are subject to the vesting criteria discussed further below.

On August 26, 2026 (the “Effective Date”), the Company’s stockholders approved the Boot Barn Holdings, Inc. 2026 Equity Incentive Plan (the “2026 Plan”). As of the Effective Date of the 2026 Plan, no further grants will be made under the 2020 Plan. The 2026 Plan authorizes the issuance of awards to employees (including executive officers) of the Company or any of its subsidiaries or other Affiliates (as defined in the 2026 Plan) and non-employee directors of the Board or any member of any board of directors of any Affiliate. The number of shares of the Company’s common stock authorized for issuance pursuant to the 2026 Plan is equal to (i) 1,000,000 newly authorized shares of common stock, plus (ii) the number of shares of common stock reserved for issuance under the 2020 Plan that remained available for grant under the 2020 Plan as of July 1, 2026, reduced by (iii) the number of shares of common stock underlying any awards granted under the 2020 Plan after July 1, 2026 and prior to the Effective Date (the difference between (ii) and (iii), the “Rollover Shares”). As of the Effective Date, the maximum number of Rollover Shares that may be issued or transferred pursuant to awards under the 2026 Plan will not exceed 1,088,748 shares of common stock. As of September 26, 2026, no awards have been granted under the 2026 Plan.

Stock Options

During the thirteen and twenty-six weeks ended September 26, 2026 and September 27, 2025, the Company did not grant options to purchase shares.

The following table summarizes the stock option activity for the twenty-six weeks ended September 26, 2026:

		Grant Date	Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (1)
			(in years)	(in thousands)
Outstanding at March 28, 2026	106,718	$24.26
Granted	—	—
Exercised	(6,673)	28.72		$936
Cancelled, forfeited, or expired	—	—
Outstanding at September 26, 2026	100,045	$23.96	3.1	$9,939
Vested and expected to vest after September 26, 2026	100,045	$23.96	3.1	$9,939
Exercisable at September 26, 2026	100,045	$23.96	3.1	$9,939
(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s common stock on the last business day of the fiscal quarter and the weighted average exercise price of the in-the-money stock options outstanding at the end of each fiscal period.

No stock options were exercised during the thirteen weeks ended September 26, 2026 or September 27, 2025.

The tax benefit from stock options exercised during the twenty-six weeks ended September 26, 2026 and September 27, 2025 was $0.2 million and $0.1 million, respectively.

As of September 26, 2026, there were no unvested stock options.

Restricted Stock Units

During the thirteen weeks ended September 26, 2026 and September 27, 2025, the Company did not grant RSUs. During the twenty-six weeks ended September 26, 2026 and September 27, 2025, the Company granted 85,230 and

77,875 RSUs, respectively, to non-employee directors and various employees under the 2020 Plan. The RSUs granted vest in periods ranging from one to three years, provided that the respective award recipient continues to be employed by the Company through the vesting period (subject to certain exceptions). The grant date fair value of the RSUs granted during the twenty-six weeks ended September 26, 2026 and September 27, 2025 totaled $12.0 million and $12.2 million, respectively.

The grant date fair values of the RSUs granted during the twenty-six weeks ended September 26, 2026 and September 27, 2025 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock-based compensation expense recognized on a straight-line basis over the vesting period of each award (subject to certain exceptions) commencing on the date of the grant.

Performance Share Units

During the thirteen weeks ended September 26, 2026 and September 27, 2025, the Company did not grant PSUs.

During the twenty-six weeks ended September 26, 2026 and September 27, 2025, the Company granted 53,087 and 46,231 PSUs, respectively, to various employees under the 2020 Plan with grant date fair values of $7.5 million and $7.2 million, respectively. PSUs are stock-based awards in which the number of shares ultimately received depends on the Company’s performance against its cumulative earnings per share target over a three-year performance period. The performance periods for PSUs granted during: (i) the twenty-six weeks ended September 26, 2026, began March 29, 2026 and ends March 31, 2029; and (ii) the twenty-six weeks ended September 27, 2025, began March 30, 2025 and ends April 1, 2028.

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

The grant date fair values of the PSUs granted during the twenty-six weeks ended September 26, 2026 and September 27, 2025 were initially measured using the Company’s closing stock price on the date of grant with the resulting stock-based compensation expense recognized on a straight-line basis over the three-year vesting period, subject to certain exceptions. The expense recognized over the vesting period is adjusted up or down on a quarterly basis based on the anticipated performance level during the performance period. If the performance goals are not probable of achievement during the performance period, any previously recognized stock-based compensation expense is reversed. The PSUs are forfeited if the threshold performance goals are not achieved as of the end of the performance period.

Stock-Based Compensation Expense

A summary of stock-based compensation expense by award-type is presented below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands)	2026	2025	2026	2025
RSUs	$2,753	$2,278	$5,254	$4,233
PSUs	2,208	2,025	4,219	3,746
Total stock-based compensation expense, before tax	4,961	4,303	9,473	7,979
Income tax benefit	(1,035)	(663)	(1,997)	(1,283)
Total stock-based compensation expense, after tax	$3,926	$3,640	$7,476	$6,696

Stock-based compensation expense of $1.1 million and $0.9 million was recorded in cost of goods sold in the consolidated statements of operations for the thirteen weeks ended September 26, 2026 and September 27, 2025, respectively. Stock-based compensation expense of $2.0 million and $1.7 million was recorded in cost of goods sold in the consolidated statements of operations for the twenty-six weeks ended September 26, 2026 and September 27, 2025, respectively. All other stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

A summary of unamortized stock-based compensation expense and the weighted-average remaining recognition period of awards granted under the Company’s stock-based compensation plans as of September 26, 2026 is presented below:

(in thousands, except for periods)	September 26, 2026
RSUs
Unamortized compensation expense for RSUs	$17,237
Weighted-average remaining recognition period (in years)	2.10

PSUs
Unamortized compensation expense for PSUs	$15,225
Weighted-average remaining recognition period (in years)	2.00

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

ROU assets are tested for impairment in the same manner as long-lived assets. The Company did not record ROU asset impairment charges related to its stores during the thirteen and twenty-six weeks ended September 26, 2026 and September 27, 2025.

ROU assets and lease liabilities as of September 26, 2026 and March 28, 2026 consisted of the following:

		September 26, 2026	March 28, 2026
	Balance Sheet Classification	(in thousands)	(in thousands)
Assets
Finance lease assets	Right-of-use assets, net	$6,637	$7,042
Operating lease assets	Right-of-use assets, net	697,145	631,383
Total lease assets		$703,782	$638,425

Liabilities
Current
Finance	Short-term lease liabilities	$1,221	$1,027
Operating	Short-term lease liabilities	97,983	88,716
Total short-term lease liabilities		$99,204	$89,743

Non-Current
Finance	Long-term lease liabilities	$11,729	$12,453
Operating	Long-term lease liabilities	747,373	671,284
Total long-term lease liabilities		$759,102	$683,737
Total lease liabilities		$858,306	$773,480

Total lease costs for the thirteen and twenty-six weeks ended September 26, 2026 and September 27, 2025 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Finance lease cost
Amortization of right-of-use assets	$187	$187	$374	$374
Interest on lease liabilities	140	150	282	303
Total finance lease cost	$327	$337	$656	$677

Operating lease cost	$33,328	$26,901	$65,968	$52,036
Short-term lease cost	1,174	926	2,252	2,009
Variable lease cost	11,308	8,864	21,850	17,426
Total lease cost	$46,137	$37,028	$90,726	$72,148

The following table summarizes future lease payments as of September 26, 2026:

	Operating Leases	Finance Leases
Fiscal Year	(in thousands)	(in thousands)
2027 (Remainder)	$43,553	874
2028	148,891	1,747
2029	143,325	1,747
2030	135,359	1,747
2031	126,812	1,747
Thereafter	457,403	7,281
Total	1,055,343	15,143
Less: Imputed interest	(209,987)	(2,193)
Present value of net lease payments	$845,356	$12,950

As of September 26, 2026, the Company’s minimum lease commitment for operating leases signed but not yet commenced was $270.7 million.

The following table includes supplemental lease information:

	Twenty-Six Weeks Ended
Supplemental Cash Flow Information (dollars in thousands)	September 26, 2026	September 27, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$74,491	$62,365
Operating cash flows used for finance leases	276	298
Financing cash flows used for finance leases	551	474
	$75,318	$63,137
Lease liabilities arising from new right-of-use assets
Operating leases	$111,047	$126,888
Finance leases	$—	$—

Weighted average remaining lease term (in years)
Operating leases	7.9	7.8
Finance leases	8.9	9.9

Weighted average discount rate
Operating leases	5.4%	5.3%
Finance leases	10.9%	10.9%

9. Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”). In accordance with ASC 740, the Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. ASC 740 prescribes the recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. ASC 740 requires the Company to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, ASC 740 provides guidance on recognition, measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure, and transition.

The income tax rate was 25.8% for each of the thirteen weeks ended September 26, 2026 and September 27, 2025, and 24.8% and 25.4% for the twenty-six weeks ended September 26, 2026 and September 27, 2025, respectively. The income tax rate for the twenty-six weeks ended September 26, 2026 was lower than the income tax rate for the twenty-

six weeks ended September 27, 2025, primarily due to a higher income tax benefit from income tax accounting for stock-based compensation in the current year period.

Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. To this end, the Company has considered and evaluated its sources of taxable income, including forecasted future taxable income, and the Company has concluded that a valuation allowance was not required as of September 26, 2026. The Company will continue to evaluate the need for a valuation allowance at each period end.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 26, 2026 and March 28, 2026, the Company had no accrued liability for penalties and interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During the twenty-six weeks ended September 26, 2026, the Internal Revenue Service completed its examination of the Company’s fiscal 2023 income tax return. There were no adjustments as a result of the examination.

As of September 26, 2026, the Company was under tax examination in one state jurisdiction but had not accrued any additional tax liability in connection therewith.

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

The components of basic and diluted earnings per share of common stock, in the aggregate, for the thirteen and twenty-six weeks ended September 26, 2026 and September 27, 2025 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$52,495	$42,222	$122,607	$95,630

Weighted average basic shares outstanding	30,239	30,540	30,300	30,568
Dilutive effect of options, RSUs, and PSUs	173	210	206	212
Weighted average diluted shares outstanding	30,412	30,750	30,506	30,780

Basic earnings per share	$1.74	$1.38	$4.05	$3.13
Diluted earnings per share	$1.73	$1.37	$4.02	$3.11

There were no anti-dilutive securities excluded from the computation of weighted average diluted common shares outstanding during the thirteen and twenty-six weeks ended September 26, 2026 and September 27, 2025.

11. Subsequent Events

On October 21, 2026 (the “Repurchase Program Increase Date”), the Board authorized the Company to repurchase an additional $400 million of shares of its common stock under the Repurchase Program (the “Repurchase Program Increase”). Following the Repurchase Program Increase, approximately $468 million remained available for future share repurchases under the Repurchase Program as of the Repurchase Program Increase Date. Repurchases under the Repurchase Program may be made through a variety of methods, which could include open market purchases, which may or may not be pursuant to Rule 10b5-1 trading plans, privately negotiated transactions, block trades, accelerated share repurchase plans, or any combination of such methods. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. The Company is not obligated to repurchase any specific amount of shares of common stock. The Repurchase Program does not have an expiration date and may be amended or terminated by the Board at any time without prior notice.

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

Overview

We believe that Boot Barn is the largest lifestyle retail chain devoted to western and work-related footwear, apparel, and accessories in the U.S. As of September 26, 2026, we operated 584 stores in 49 states, as well as our e-commerce websites consisting primarily of bootbarn.com, sheplers.com, countryoutfitter.com, idyllwind.com, and third-party marketplaces, as well as the Boot Barn app. Our product offering is anchored by an extensive selection of western and work boots and is complemented by a wide assortment of coordinating apparel and accessories. Our stores, which are typically freestanding or located in strip centers, average 11,400 selling square feet and feature a comprehensive assortment of brands and styles, coupled with attentive, knowledgeable store associates. Many of the items that we offer are basics or necessities for our customers’ daily lives and typically represent enduring styles that are not meaningfully impacted by changing fashion trends.

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

The Company has applied a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Any refunds, when recognized, are reflected as a reduction of inventories on the condensed consolidated balance sheets to the extent the related goods remain on hand, or as a reduction of cost of goods sold in the condensed consolidated statements of operations for amounts related to goods already sold.

During the thirteen and twenty-six weeks ended September 26, 2026, the Company recognized $0.3 million and $17.6 million of realized or realizable IEEPA tariff refunds, respectively. Of this amount, $0.7 million was recorded as a reduction of inventories as of September 26, 2026, and $2.2 million and $16.9 million was recorded as a reduction of cost of goods sold for the thirteen and twenty-six weeks ended September 26, 2026, respectively.

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

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
(dollars in thousands)	2026	2025	2026	2025
Condensed Consolidated Statements of Operations Data:
Net sales	$581,809	$505,396	$1,175,324	$1,009,463
Cost of goods sold	365,317	321,247	718,940	628,093
Gross profit	216,492	184,149	456,384	381,370
Selling, general and administrative expenses	146,244	127,726	295,610	254,227
Income from operations	70,248	56,423	160,774	127,143
Interest expense	509	403	856	746
Other income, net	983	906	3,209	1,817
Income before income taxes	70,722	56,926	163,127	128,214
Income tax expense	18,227	14,704	40,520	32,584
Net income	$52,495	$42,222	$122,607	$95,630

Percentage of Net Sales(1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.8%	63.6%	61.2%	62.2%
Gross profit	37.2%	36.4%	38.8%	37.8%
Selling, general and administrative expenses	25.1%	25.3%	25.2%	25.2%
Income from operations	12.1%	11.2%	13.7%	12.6%
Interest expense	0.1%	0.1%	0.1%	0.1%
Other income, net	0.2%	0.2%	0.3%	0.2%
Income before income taxes	12.2%	11.3%	13.9%	12.7%
Income tax expense	3.1%	2.9%	3.4%	3.2%
Net income	9.0%	8.4%	10.4%	9.5%
(1)	Percentages may not recalculate due to rounding.

Thirteen Weeks Ended September 26, 2026 Compared to Thirteen Weeks Ended September 27, 2025

Net sales. Net sales increased $76.4 million, or 15.1%, to $581.8 million for the thirteen weeks ended September 26, 2026 from $505.4 million for the thirteen weeks ended September 27, 2025. Consolidated same store sales increased 1.4%, with retail store same store sales increasing 1.0% and e-commerce same store sales increasing 5.2%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $32.3 million, or 17.6%, to $216.5 million for the thirteen weeks ended September 26, 2026 from $184.1 million for the thirteen weeks ended September 27, 2025. As a percentage of net sales, gross profit increased by 80 basis points to 37.2% for the thirteen weeks ended September 26, 2026 from 36.4% for the thirteen weeks ended September 27, 2025. Included in gross profit is $2.2 million of tariff refunds recognized in cost of goods sold during the current-year period. The remaining increase was driven by an increase in sales, partially offset by the occupancy costs of new stores. The 80 basis-point increase in gross profit rate was driven primarily by a 190 basis-point increase in merchandise margin rate partially offset by 110 basis points of deleverage in buying, occupancy and distribution center costs. The 190 basis-point increase in merchandise margin rate was primarily driven by a 130 basis-point benefit from lower freight expense in the current year, combined with elevated freight costs in the prior-year period, a 40 basis-point benefit from tariff refunds recognized during the current-year period and 20 basis points of product margin expansion.

Selling, general and administrative expenses. SG&A expenses increased $18.5 million, or 14.5%, to $146.2 million for the thirteen weeks ended September 26, 2026 from $127.7 million for the thirteen weeks ended September 27, 2025. The increase in SG&A expenses compared to the prior-year period was primarily the result of higher store payroll and store-related expenses associated with operating more stores, corporate general and administrative expenses, and marketing expenses in the current-year period. SG&A expenses as a percentage of net sales leveraged by 10 basis points primarily as a result of lower corporate general and administrative expenses in the current-year period.

Income from operations. Income from operations increased $13.8 million, or 24.5%, to $70.2 million for the thirteen weeks ended September 26, 2026 from $56.4 million for the thirteen weeks ended September 27, 2025. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 12.1% and 11.2% for the thirteen weeks ended September 26, 2026 and September 27, 2025, respectively.

Interest expense. Interest expense increased $0.1 million, or 26.3%, to $0.5 million for the thirteen weeks ended September 26, 2026 from $0.4 million for the thirteen weeks ended September 27, 2025. The increase in interest expense was related to unutilized line of credit fees on the Wells Fargo Revolver (as defined below).

Income tax expense. Income tax expense was $18.2 million for the thirteen weeks ended September 26, 2026 compared to $14.7 million for the thirteen weeks ended September 27, 2025. Our effective tax rate was 25.8% for each of the thirteen weeks ended September 26, 2026 and September 27, 2025.

Net income. Net income was $52.5 million for the thirteen weeks ended September 26, 2026 compared to $42.2 million for the thirteen weeks ended September 27, 2025. The increase in net income was primarily attributable to the factors noted above.

Twenty-Six Weeks Ended September 26, 2026 Compared to Twenty-Six Weeks Ended September 27, 2025

Net sales. Net sales increased $165.9 million, or 16.4%, to $1.175 billion for the twenty-six weeks ended September 26, 2026 from $1.009 billion for the twenty-six weeks ended September 27, 2025. Consolidated same store sales increased 3.0%, with retail store same store sales increasing 2.4% and e-commerce same store sales increasing 9.2%. The increase in net sales was the result of incremental sales from new stores and the increase in consolidated same store sales.

Gross profit. Gross profit increased $75.0 million, or 19.7%, to $456.4 million for the twenty-six weeks ended September 26, 2026 from $381.4 million for the twenty-six weeks ended September 27, 2025. As a percentage of net sales, gross profit increased by 100 basis points to 38.8% for the twenty-six weeks ended September 26, 2026 from 37.8% for the twenty-six weeks ended September 27, 2025. Included in gross profit is $16.9 million of tariff refunds recognized in cost of goods sold during the current-year period. The remaining increase was driven by an increase in sales, partially offset by the occupancy costs of new stores. The 100 basis-point increase in gross profit rate was driven primarily by a 200 basis-point increase in merchandise margin rate partially offset by 100 basis points of deleverage in buying, occupancy and distribution center costs. The 200 basis-point increase in merchandise margin rate was driven by a 140 basis-point benefit from tariff refunds recognized during the current-year period, 40 basis points of product margin expansion, and a 20 basis-point benefit due to lower freight expense.

Selling, general and administrative expenses. SG&A expenses increased $41.4 million, or 16.3%, to $295.6 million for the twenty-six weeks ended September 26, 2026 from $254.2 million for the twenty-six weeks ended September 27, 2025. The increase in SG&A expenses compared to the prior-year period was primarily the result of higher store payroll and store-related expenses associated with operating more stores, corporate general and administrative expenses, and marketing expenses in the current-year period. SG&A expenses as a percentage of net sales were 25.2% in both the twenty-six weeks ended September 26, 2026 and September 27, 2025.

Income from operations. Income from operations increased $33.6 million, or 26.5%, to $160.8 million for the twenty-six weeks ended September 26, 2026 from $127.1 million for the twenty-six weeks ended September 27, 2025. The increase in income from operations was attributable to the factors noted above. As a percentage of net sales, income from operations was 13.7% and 12.6% for the twenty-six weeks ended September 26, 2026 and September 27, 2025, respectively.

Interest expense. Interest expense increased $0.2 million, or 14.7%, to $0.9 million for the twenty-six weeks ended September 26, 2026 from $0.7 million for the twenty-six weeks ended September 27, 2025. The increase in interest expense was related to unutilized line of credit fees on the Wells Fargo Revolver.

Income tax expense. Income tax expense was $40.5 million for the twenty-six weeks ended September 26, 2026 compared to $32.6 million for the twenty-six weeks ended September 27, 2025. Our effective tax rate was 24.8% and 25.4% for the twenty-six weeks ended September 26, 2026 and September 27, 2025, respectively. The income tax rate for the twenty-six weeks ended September 26, 2026 was lower than the income tax rate for the twenty-six weeks ended September 27, 2025, primarily due to a higher income tax benefit from income tax accounting for stock-based compensation in the current year period.

Net income. Net income was $122.6 million for the twenty-six weeks ended September 26, 2026 compared to $95.6 million for the twenty-six weeks ended September 27, 2025. The increase in net income was primarily attributable to the factors noted above.

Store Operating Data:

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Selected Store Data:
Same Store Sales growth	1.4%	8.4%	3.0%	8.9%
Stores operating at end of period	584	489	584	489
Comparable stores open during period	474	411	474	411
Total retail store selling square footage, end of period (in thousands)	6,686	5,495	6,686	5,495
Average retail store selling square footage, end of period	11,449	11,238	11,449	11,238
Average sales per comparable store (in thousands)(1)	$957	$996	$1,933	$2,020
(1)	Average sales per comparable store is calculated by dividing comparable store trailing three-month or six-month sales for the applicable period by the number of comparable stores operating during the period. Included in this calculation are stores opened in recent years that have not yet reached sales maturity.

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

Our primary ongoing sources of liquidity include funds provided by operations and borrowings under our revolving credit facility. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We estimate that our capital expenditures in fiscal 2027 will be between approximately $135.0 million and $140.0 million (including the capital expenditures made during the twenty-six weeks ended September 26, 2026), which is net of estimated landlord tenant allowances of $54.4 million. We anticipate that we will use cash flows from operations to fund these expenditures.

Wells Fargo Revolver

Under that certain Credit Agreement, dated as of June 29, 2015, by and among Wells Fargo Bank, National Association as agent (“Wells Fargo”), the lenders party thereto (collectively, the “Lenders”), Boot Barn, Inc. and Sheplers, LLC (together, the “Borrowers”), and the Company and Sheplers Holding LLC (together, the “Guarantors” and, together with Wells Fargo, the Lenders, and the Borrowers, the “Credit Agreement Parties”) (as amended by Amendment No. 1 to Credit Agreement, dated as of January 25, 2017, Amendment No. 2 to Credit Agreement and Amendment No. 1 to Collateral Agreement, dated as of May 26, 2017, Amendment No. 3 to Credit Agreement, dated as of June 6, 2019, Amendment No. 4 to Credit Agreement and Amendment No. 2 to Collateral Agreement, dated as of July 11, 2022, Amendment No. 5 to Credit Agreement, dated as of March 11, 2026, and Amendment No. 6 to Credit Agreement, dated as of July 28, 2026, the “Credit Agreement”), the Company has a $500.0 million syndicated senior secured asset-based revolving credit facility (the “Wells Fargo Revolver”). Under the Wells Fargo Revolver, the sublimit for letters of credit is $10.0 million, and the maturity date is July 28, 2031.

Revolving credit loans under the Wells Fargo Revolver bear interest at per annum rates equal to, at the Company’s option, either (i) the base rate plus an applicable margin for base rate loans, or (ii) Term SOFR plus an applicable margin for SOFR rate loans. The base rate is calculated at the highest of (a) the federal funds rate plus 0.5%, (b) Term SOFR for a one-month tenor in effect on such day plus 1.0%, and (c) the Wells Fargo prime rate. The applicable margin is calculated based on a pricing grid that in each case is linked to quarterly average excess availability. For SOFR rate loans, the applicable margin ranges from 1.00% to 1.25%, and for base rate loans it ranges from 0.00% to 0.25%. The interest on base rate loans under the Wells Fargo Revolver is payable in quarterly installments ending on the maturity date and for SOFR rate loans is payable on the earlier of the last day of each interest period applicable thereto, or on each three-month interval of such interest period. The Company also pays a commitment fee of 0.25% per annum of the actual daily amount of the unutilized revolving loans.

The borrowing base of the Wells Fargo Revolver is calculated on a monthly basis and is based on the amount of eligible credit card receivables, commercial accounts, inventory, and available reserves.

The amounts outstanding under the Wells Fargo Revolver and letter of credit commitments as of September 26, 2026 and March 28, 2026 were zero and $4.0 million, respectively. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 26, 2026 was $0.3 million and $0.5 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 26, 2026 was 6.8%. Total interest expense incurred on the Wells Fargo Revolver during the thirteen and twenty-six weeks ended September 27, 2025 was $0.2 million and $0.4 million, respectively, and the weighted average interest rate for the thirteen weeks ended September 27, 2025 was 7.3%.

All obligations under the Wells Fargo Revolver are unconditionally guaranteed and secured by substantially all assets of the Company and each of its direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries), which are not named as borrowers under the Wells Fargo Revolver.

The Wells Fargo Revolver contains customary provisions relating to mandatory prepayments, restricted payments, voluntary payments, affirmative and negative covenants, and events of default. In addition, the terms of the Wells Fargo Revolver require the Company to maintain, on a consolidated basis, a Consolidated Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.00:1.00 during such times as a covenant trigger event shall exist. The Wells Fargo Revolver also requires the Company to pay additional interest of 2.0% per annum upon triggering certain specified events of default set forth therein. For financial accounting purposes, the requirement for the Company to pay a higher interest rate upon an event of default is an embedded derivative. As of September 26, 2026 and March 28, 2026, the fair value of this embedded derivative was estimated and was not significant.

As of September 26, 2026, the Company was in compliance with the Wells Fargo Revolver debt covenants.

Cash Position and Cash Flow

Cash and cash equivalents were $97.4 million as of September 26, 2026 compared to $141.0 million as of March 28, 2026.

The following table presents summary cash flow information for the periods indicated below:

	Twenty-Six Weeks Ended
	September 26,	September 27,
(in thousands)	2026	2025
Net cash provided by/(used in):
Operating activities	$123,739	$99,585
Investing activities	(97,699)	(74,981)
Financing activities	(69,660)	(29,646)
Net decrease in cash and cash equivalents	$(43,620)	$(5,042)

Operating Activities

Net cash provided by operating activities was $123.7 million for the twenty-six weeks ended September 26, 2026. The significant components of cash flows provided by operating activities were net income of $122.6 million, the add-back of non-cash lease expense of $45.7 million, depreciation of $46.3 million, and stock-based compensation expense of $9.5 million. Accounts payable and accrued expenses and other current liabilities increased by $56.7 million due to the timing of payments. Inventory increased by $130.6 million as a result of an increase in purchases.

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

Investing Activities

Net cash used in investing activities was $97.7 million for the twenty-six weeks ended September 26, 2026, which was primarily attributable to capital expenditures related to store construction.

Net cash used in investing activities was $75.0 million for the twenty-six weeks ended September 27, 2025, which was primarily attributable to capital expenditures related to store construction and investments in our new Store Support Center.

Financing Activities

Net cash used in financing activities was $69.7 million for the twenty-six weeks ended September 26, 2026. We paid $59.6 million to repurchase shares of our common stock under our authorized Repurchase Program and $9.5 million in taxes related to the vesting of restricted stock.

Net cash used in financing activities was $29.6 million for the twenty-six weeks ended September 27, 2025. We paid $25.0 million to repurchase shares of our common stock under our authorized Repurchase Program and $4.3 million in taxes related to the vesting of restricted stock.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate risk in connection with borrowings under our credit facility which bears interest at variable rates. As of September 26, 2026, there were no amounts outstanding under the Wells Fargo Revolver.

As of September 26, 2026, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of the Fiscal 2026 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2026. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 26, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 26, 2026, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including the risks contained in “Item 1A—Risk Factors” in our Fiscal 2026 10-K. As of September 26, 2026, there were no material changes to the risks described in our Fiscal 2026 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2025, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $200 million of shares of its common stock (the “Repurchase Program”). On October 21, 2026, the Board authorized the Company to repurchase an additional $400 million of shares of its common stock under the Repurchase Program. For additional information, see Note 11, “Subsequent Events.”

The following table summarizes our purchases during the thirteen weeks ended September 26, 2026.

	Thirteen Weeks Ended September 26, 2026
	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs ($000)
July (6/28/2026 - 7/25/2026)	49,576	$156.62	49,576	$117,226
August (7/26/2026 - 8/22/2026)	50,825	161.21	50,825	109,031
September (8/23/2026 - 9/26/2026)	140,536	135.48	140,536	89,989
	240,937	$145.26	240,937	$89,989

(1)	The Company did not repurchase shares of its common stock to satisfy payroll tax withholding obligations during the thirteen weeks ended September 26, 2026.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 26, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

10.1	Boot Barn Holdings, Inc. 2026 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2026).

10.2

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

101

Interactive data files from Boot Barn Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2026, formatted in Inline XBRL.
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

Boot Barn Holdings, Inc.

Date: October 28, 2026	/s/ John Hazen
John Hazen
Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2026	/s/ James M. Watkins
James M. Watkins
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)